Form 10-Q
period 1995-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1995-05-12
CIK 799119

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20449

                                  FORM 10-Q

(Mark One)
(x)           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       March 31, 1995

                                      OR

( )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _______________

Commission File number            No. 0-14905

                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION
            (Exact name of registrant as specified in its charter)

          Nevada                                          13-3130236
(State or other jurisdiction of                       (I.R.S. Employer
incorporated or organization)                          Identification No.)

           444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK 10022
                   (Address of principal executive offices)
                                  (Zip Code)

                                (212) 688-3333
             (Registrant's telephone number, including area code)

                 640 FIFTH AVENUE, NEW YORK, NEW YORK  10019
             (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes   X    No
                                                -----      -----

The number of shares outstanding of the registrant's Common Stock,$.08 par value, as of May 10, 1995 was 22,137,266.

                        PART I:  FINANCIAL INFORMATION
                        ITEM 1:  FINANCIAL STATEMENTS


                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)


                                                            March 31,            December 31,
                                                              1995                  1994
                                                         -------------          -------------
Assets

Current Assets:
      Cash and cash equivalents,                         $   1,097,950          $     943,371
      Cash - restricted                                        217,916                214,630
      Accounts receivable                                    1,044,805              1,031,206
      Inventory                                                808,561                951,472
      Prepaid expenses                                         682,998                484,525
                                                         -------------          -------------

      Total current assets                                   3,852,230              3,625,204
                                                         -------------          -------------

Property, plant and equipment:
      Unevaluated property not subject
        to amortization                                      5,304,946              4,467,147
      Oil and gas properties pursuant
        to the full cost method                             28,970,837             28,903,520
      Refinery property and equipment                       15,536,279             15,536,279
      Other                                                    536,400                540,753
                                                         -------------          -------------
                                                            50,348,462             49,447,699

Less:   Accumulated depreciation,
         depletion and amortization                        (21,520,803)           (21,167,110)
                                                         -------------          -------------
        Total property, plant and equipment                 28,827,659             28,280,589
                                                         -------------          -------------
Other long-term assets, net                                    103,669                323,920

Total Assets                                             $  32,783,558          $  32,229,713
                                                         =============          =============


                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                            March 31,            December 31,
                                                              1995                  1994
                                                         -------------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current installments of long-term debt                   701,250              1,168,750
      Accounts payable                                       1,631,522              1,383,082
      Accrued expenses &
       other liabilities                                       914,975              1,101,834
                                                         -------------          -------------
      Total current liabilities                              3,247,747              3,653,666

Long term debt                                               6,601,421              6,601,421
                                                         -------------          -------------
      Total Liabilities                                      9,849,168             10,255,087

Commitments and Contingencies  (Note 2)

Stockholders' equity:
      Preferred stock, par value $3.00,
       authorized 7,000,000 shares, none issued                 --                     --

      Common stock, par value $.08-authorized
       50,000,000 shares, issued and outstanding
       22,137,266 shares in 1995 and 19,099,048
       in 1994                                               1,770,981              1,527,924

Additional paid-in-capital-common stock                     73,553,077             71,562,434
Stock purchase warrants                                      1,297,754              1,297,754
Accumulated Deficit                                        (53,687,422)           (52,413,486)
                                                         -------------          -------------
Total Stockholders' Equity                                  22,934,390             21,974,626
                                                         -------------          -------------
Total Liabilities and
 Stockholders' Equity                                    $  32,783,558          $  32,229,713
                                                         =============          =============





                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                  (Unaudited)



                                                             1995                  1994 *
                                                         -------------          -------------
REVENUES:
    Oil and gas sales                                    $     305,285          $     341,814
    Refinery lease fees                                         19,064                379,299
    Interest Income                                             12,941                 19,973
    Other                                                       10,411                 23,431
                                                         -------------          -------------
        Total revenues                                         347,701                764,517
                                                         -------------          -------------

EXPENSES:
    Operating                                                   90,789                272,937
    General and Aministrative                                  900,472              1,172,821
    Depreciation, depletion and
     amortization                                              353,690                289,947
    Interest                                                   276,686                362,211
                                                         -------------          -------------
         Total expenses                                  $   1,621,637          $   2,097,916
                                                         -------------          -------------
NET LOSS                                                 $  (1,273,936)         $  (1,333,399)
                                                         =============          =============


Loss per share of common stock                           $       (0.06)         $       (0.10)
                                                         =============          =============
Weighted average number of shares
     outstanding                                            20,896,521             13,838,073
                                                         =============          =============





*  Restated for comparative purposes



                 See notes to consolidated financial statements

        AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE THREE MONTHS ENDED MARCH 31,
                                 (Unaudited)



                                                                   1995                     1994
                                                               ------------             ------------
Cash flows from operating activities:
     Net loss                                                  $ (1,273,936)            $ (1,333,399)
                                                               ------------             ------------
     Adjustments to reconcile net loss to net cash
       provided (used) by operating activities:
         Depreciation and depletion                                 353,690                  289,947
         Amortization of bond/loan costs                             34,404                   91,502
         Provision for issuance of warrants                          --                      210,588
         Changes in current assets & liabilities:
           Decrease in accounts receivable                          184,849                  425,462
           Decrease in inventory                                    142,911                  167,240
           Decrease (increase) in prepaid expenses                 (211,073)                 106,788
           (Decrease) increase in accounts payable
            and accrued expense                                      61,583               (4,223,672)
                                                               ------------             ------------
                Total adjustments                                   566,364               (2,932,145)
                                                               ------------             ------------

   Net cash provided (used) used by operating activities           (707,572)              (4,265,544)
                                                               ------------             ------------
Cash flows from investing activities:
     Additions to oil and gas properties                           (905,116)                (815,596)
     Additions to refinery property and equpipment                   --                       (1,176)
     (Additions) retirements to other fixed assets                    4,353                   (6,607)
                                                               ------------             ------------

   Net cash used in investing activities                           (900,763)                (823,379)
                                                               ------------             ------------

Cash flows from financing activities:
     Cash - restricted                                               (3,286)                (325,000)
     Decrease in notes payable                                       --                     (511,064)
     Payments on long-term debt                                    (467,500)              (1,303,940)
     Proceeds from sale of marketable securities                     --                      288,702
     Proceeds from issuance of common stock, net of
       stock registration costs, subscriptions
       receivable and commissions                                 2,233,668               15,182,339
     Proceeds from exercise of stock warrants                            32                   --
                                                               ------------             ------------
   Net cash provided by financing activities                      1,762,914               13,331,037
                                                               ------------             ------------

Net increase in cash
  and cash equivalents                                              154,579                8,242,114

Cash and cash equivalents at beginning of period                    943,371                   53,137
                                                               ------------             ------------
Cash and cash equivalents at end of period                     $  1,097,950             $  8,295,251
                                                               ============             ============



                See notes to consolidated financial statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                   FOR THE THREE MONTHS ENDED MARCH 31, 1995
                                (Unaudited)

                                                                                             Notes
                                                                Additional      Stock      receivable
                                            Common Stock         paid-in       purchase   for issuance
                                        Shares       Amount      capital       warrants     of stock        Deficit        Total
                                     -----------  -----------   -----------  -----------  ------------  -------------  ------------
 Balance, December 31, 1994           19,099,048   $1,527,924   $71,595,370   $1,297,754     ($32,936)  ($52,413,486)  $21,974,626

 Warrants Exercised                            8            1            31       --            --            --                32
 Sale of common stock - net            3,038,210      243,056     1,990,612       --            --            --         2,233,668
 Net loss for the period                  --            --           --           --            --        (1,273,936)   (1,273,936)
                                     -----------  -----------   -----------  -----------  -----------   ------------  ------------

 Balance, March 31, 1995              22,137,266   $1,770,981   $73,586,013   $1,297,754     ($32,936)  ($53,687,422)  $22,934,390
                                     ===========  ===========   ===========  ===========  ===========   ============  ============





                See notes to consolidated financial statements.

                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1995

1. STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995 and the results of operations and the cash flows for the three months ended March 31, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1994 Annual Report on Form 10-K.


2. REGULATION S OFFERING

During February and March 1995, the Company sold 3,038,210 shares of its common stock for net proceeds of $2,310,350 in an offshore placement in accordance with the transaction exemption offered by Regulation S as promulgated by the Securities and Exchange Commission and, accordingly, these shares were not permitted to be sold within the United States or to U.S. persons during the period of 40 days from March 2, 1995, the closing date of the offering. Proceeds from the Regulation S offering were primarily used to pay current portions of debt and related interest, and for oil and gas exploration and development in Peru of approximately $750,000 and $905,000, respectively.


3. GOLD LINE LEASE RENEWAL

In March 1995, the Company amended its lease agreement with the lessee of its Lake Charles Refinery (the "Refinery"), Gold Line Refining, Ltd., ("Gold Line"). The lease term was extended through March 31, 1998. In consideration for extending the lease, the related lease fees were increased effective January 1, 1996, from $.40 to $.50 per barrel of throughput. In addition, Gold Line issued a note to the Company for past-due lease fees in the amount of $1,801,464, which is to be repaid on a quarterly basis by Gold Line beginning September 1, 1995, with interest at prime plus 1%.

4. MGTF LOAN AGREEMENT

In March 1995, MG Trade Finance ("MGTF") agreed to modify its loan agreement and extend the maturity of the entire unpaid portion of the principal originally due from the Company on May 31, 1995. Under the modified agreement, the balance of the principal is now due March 31, 1998. In addition, the required monthly payment amount was reduced from 100% to 50% of the monthly lease fee proceeds the Company receives from its Lessee, and the related interest rate was reduced to prime plus 1%.


5. CONTINGENCIES

IRS Excise Tax Claim

In May 1992 an AIPC subsidiary, AIRI, was notified by the Internal Revenue Service ("IRS") that excise taxes, penalties and interest of approximately $3,500,000 were owed from the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products. The Company has submitted a formal response and discussions with the IRS appeals office are continuing. At this time the Company is unable to determine what liability may arise from this assessment, although the IRS has informed the Company that they are nullifying approximately $650,000 in penalties, which amounts were included in the $3.5 million mentioned above.

Legal Proceedings

The Company and its subsidiaries are party to various legal proceedings, including environmental matters. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not have a material adverse effect on the consolidated financial position or results of operations of the Company.

                ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1995, the Company sold 3,038,210 shares of its common stock in an overseas offering under the transaction exemption offered by Regulation S as promulgated by the Securities and Exchange Commission, for net cash proceeds of $2,259,168. As a result, the Company's working capital as of March 31, 1995 was approximately $604,000 compared to a deficit of approximately $28,000 at December 31, 1994. During the first quarter, proceeds from the Regulation S offering were primarily used to pay current portions of debt and related interest, and for oil and gas exploration and development in Peru of approximately $750,000 and $905,000, respectively.

During the quarter ended March 31, 1995 the Company expended approximately $708,000 for operations. Net loss for the period totaled $1,273,936, including non-cash provisions for depreciation, depletion, and amortization of $388,000. Approximately $130,000 was provided during the quarter by the reduction of current assets other than cash and $62,000 was provided by an increase in accounts payable.

The Company's work obligations in Peru and Colombia during the next twelve months totals approximately $1,000,000. The number of wells the Company may drill in these areas, in addition to its obligations, will depend upon the level of success of its drilling efforts, and available capital.

The Company's 12% Secured Debentures require certain principal payments beginning December 31, 1994 and contain certain restrictive covenants and conditions with which the Company must comply. In January 1995, the Company made principal and interest payments on its 12% Secured Debentures of $468,000 and $281,000, respectively. During the next twelve months approximately $701,000 and $505,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable in December 1995 and one-half of the interest is payable in each of June and December 1995. The Company is currently in compliance with all covenants and conditions related to the 12% Secured Debentures. In the event the Company is unable to meet its obligations pursuant to the 12% Secured Debentures in a timely manner and is unsuccessful in negotiating new payment terms satisfactory to the lenders, the Company's oil and gas reserves and its operations could be adversely affected.

As of March 22, 1995, the balance of the loan from MG Trade Finance Corp. ("MGTF") on the Refinery was approximately $2,845,000. On this date, the Company amended certain terms of its loan agreement with MGTF ("Loan Agreement"), extending the due date for the unpaid balance from May 31, 1995 to March 31, 1998. In addition, payments on the loan have been reduced from 100% to 50% of the monthly lease fee proceeds the Company receives from Gold Line, which is expected to provide, approximately, up to an additional $1.5 million of annual working capital to the Company. In addition, approximately $756,000 in annual cash flow is expected to be received from Gold Line until their note payable to the Company of $1.8 million is repaid. See "Notes to Consolidated Financial Statements - Gold Line Lease Renewal". If lease fees are not sufficient to satisfy all accrued interest and principal when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations, including any liability that may arise from any claims or settlements related to the Refinery. The Loan Agreement contains certain restrictive covenants and requirements. The Company and MGTF have from time to time amended the Loan Agreement or waived certain events of technical default.

The Company intends to meet its capital and operating funds requirements in the near term from revenues generated from operations, from additional debt and/or equity financing as necessary and/or from proceeds from the sale of the Refinery. However, there is no assurance of the success of any financing effort the Company may pursue or the timing or success of the sale of the Refinery. In the event the Company is not able to meet its future exploration commitments in Colombia and Peru in a timely manner, Management alternatively believes it will be able to extend certain commitments or be able to obtain financial partners for certain of its commitments. However, in the event the Company cannot meet its exploration obligations by any of the means described above, certain prospects in Colombia and Peru may be relinquished.

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1995 as compared to the Three Months Ended March 31, 1994

The following table highlights the Company's results of operations for the three months ended March 31, 1995 and 1994.

                                                   For The Three Months
                                                     Ended March 31,
                                                  1994          1993
                                                  ----          ----
Exploration and Production Activity:

         Colombia Properties:
         --------------------

         Revenues - Oil Sales (000's)                $270        $343
         Lease Operating Expenses (000's)             $66        $272
         Production Volume - Bbls                  31,918      30,874
         Average Price per Bbl                      $8.45      $11.07
         Production Cost per Bbl                    $2.06       $8.82
         DD&A per Bbl                               $3.86       $4.28

         Peru Properties:
         ----------------

         Revenues - Oil Sales (000's)                 $46         --
         Lease Operating Expenses (000's)             $24         --
         Production Volume - Bbls                   6,431         --
         Average Price per Bbl                      $7.16         --
         Production Cost per Bbl                    $3.75         --
         DD&A per Bbl (1)                                         --

Refinery Operations:

         Refinery Lease Fees (000's)                  $19        $379
         Average Daily Throughput(Bbls)            11,900      12,041
         Average Throughput Fee                     $0.40       $0.35

__________________________________________________________________
(1) Excludes Depreciation, Depletion and Amortization ("DD&A") for Peruvian activity, since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Colombian oil and gas sales decreased 21% compared to the same period in the prior year. The decrease was due primarily to the Company selling its oil under a new crude sales contract whereby the crude oil was sold directly to an end user at the well head and thereby receiving a price for the oil that excluded transportation costs which were include in the sales price during the first quarter of last year. The new crude oil contract was effective May 1, 1994. Oil production increased by 3% during the first quarter of 1995 over the same period last year.

Production costs during the first quarter of 1995 decreased approximately $206,000, or 76%, compared to the same period in the prior year. Elimination of transportation costs in this current period as discussed on the previous page, accounted for approximately $194,000 of this decrease.

Refinery Operations:

Since the Company's Refinery was not operating until the last few days of the first quarter of 1995, while its Lessee was in the process of obtaining financing, Refinery lease fees decreased by 95% in the current quarter compared to the first quarter 1994. The throughput fees increased 15%, from $0.35 a barrel to $0.40 per barrel over the same period last year. The fees will increase to $0.50 per barrel starting Janurary 1, 1996.

Other Revenue:

Other revenues decreased approximately $13,000 during the first quarter of 1995 as compared to the first quarter of 1994, due primarily to the decrease in foreign exchange gains in 1995.

General and Administrative:

General and Administrative expenses decreased approximately $272,000, or 23% during the first quarter of 1995 as compared to the same period during 1994. The non-cash charge adjusting the exercise price of certain outstanding warrants in the first quarter 1994 of approximately $210,000 accounts for 18% of this decrease. Other decreases in areas realized in this period compared to the same period last year were: payroll & payroll-related expenses decreased approximately $58,000, rents decreased $12,000. Legal fees increased in the current period compared to the first quarter 1994 by approximately $32,000, primarily due to increased activity related to the excise tax dispute previously discussed. Interest expense decreased $86,000, or 24%, for the three months ended March 31, 1995 compared to the same period in 1994, due to the decrease in 12% Secured Debentures outstanding during the first quarter of 1995 as compared to the same period last year and the reduction of debt payable to MGTF from $4,196,000 as of March 31, 1994 to $2,845,000 on March 31, 1995.
The interest rate of the MGTF loan was prime plus 2% during both periods. As of March 22, 1995, the interest rate was reduced to prime plus 1% under the terms of the new agreement with MGTF.

Depreciation, Depletion and Amortization increased approximately 22% during the first quarter of 1995, as compared to the same period last year, due primarily to an increase in the depreciation expense on refinery assets not previously placed into service and not depreciated during the first quarter of 1994. It was subsequently determined that these assets should be depreciated; therefore, depreciation expense was charged beginning in the second quarter of 1994 on the idle equipment.

                           PART II: OTHER INFORMATION



ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                   1. Exhibit 27 FINANCIAL DATA SCHEDULES

         (b)      Reports on Form 8-K.    None

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   May 11, 1995



                                            AMERICAN INTERNATIONAL
                                            PETROLEUM CORPORATION



                                            By:  /s/ Denis J. Fitzpatrick
                                                 Denis J. Fitzpatrick
                                                 Principal Financial Officer

                                EXHIBIT INDEX


EXHIBIT NO.                     DESCRIPTION                   PAGE NO.
- - -----------                     -----------                   --------

EX-27                     Financial Data Schedule