Form 10-Q
period 1995-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1995-08-11
CIK 799119

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20449

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       June 30, 1995


Commission File Number                 0-14905

                   AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


             Nevada                                        13-3130236
(State or other jurisdiction of                         (I.R.S. Employer
 incorporated or organization)                         Identification No.)

             444 MADISON AVENUE, SUITE 3203, NEW YORK, N.Y. 10022
             (Address of principal executive offices)    (Zip Code)

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

Yes   X                   No
     ---                    ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock $.08 par value, as of August 11, 1995, the latest practicable date, is 22,137,266 shares.

ITEM 1.  FINANCIAL STATEMENTS


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                         June 30,             December 31,
                                                           1995                   1994
                                                       ------------          -------------
ASSETS

Current Assets:
      Cash and cash equivalents                        $    339,551          $     943,371
      Cash - restricted                                     220,822                214,630
      Accounts receivable                                 1,137,277              1,031,206
      Inventory                                             728,435                951,472
      Prepaid expenses                                      615,797                484,525
                                                       ------------          -------------

      Total current assets                                3,041,882              3,625,204
                                                       ------------          -------------

Property, plant and equipment:
      Unevaluated property not subject
        to amortization                                   5,407,627              4,467,147
      Oil and gas properties pursuant
        to the full cost method                          29,087,282             28,903,520
      Refinery property and equipment                    15,536,279             15,536,279
      Other                                                 536,400                540,753
                                                       ------------          -------------
                                                         50,567,588             49,447,699

Less: Accumulated depreciation,
       depletion and amortization                       (21,795,566)           (21,167,110)
                                                       ------------          -------------

      Total property, plant and equipment                28,772,022             28,280,589
                                                       ------------          -------------

Other long-term assets, net                                 302,859                323,920
                                                       ------------          -------------

TOTAL ASSETS                                           $ 32,116,763          $  32,229,713
                                                       ============          =============





                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                                  June 30,             December 31,
                                                                    1995                   1994
                                                                ------------          -------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
      Current installments of long-term debt                         701,250             1,168,750
      Accounts payable                                             1,789,576             1,383,082
      Accrued expenses and other liabilities                         869,627             1,101,834
                                                                ------------          ------------

      Total current liabilities                                    3,360,453             3,653,666


Long term debt                                                     6,601,421             6,601,421
                                                                ------------          ------------

      TOTAL LIABILITIES                                            9,961,874            10,255,087

Commitments and Contingencies  (Note 2)

STOCKHOLDERS' EQUITY:
      Preferred stock, par value $3.00,
       authorized 7,000,000 shares, none issued                         -                     -

      Common stock, par value $.08, 50,000,000
       shares authorized, 22,137,266 shares issued
       and outstanding in 1995 and 19,099,048
       shares in 1994                                              1,770,981             1,527,924

Additional paid-in capital                                        73,527,903            71,562,434
Stock purchase warrants                                            1,297,754             1,297,754
Accumulated Deficit                                              (54,441,749)          (52,413,486)   -2028263
                                                                ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                        22,154,889            21,974,626
                                                                ------------          ------------
TOTAL LIABILITIES AND
 STOCKHOLDERS' EQUITY                                           $ 32,116,763          $ 32,229,713
                                                                ============          ============






                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED JUNE 30,
                                  (Unaudited)



                                                1995          1994
                                            ----------     ----------
REVENUES:
     Oil and gas sales                      $  319,644     $  241,762
     Refinery lease fees                       360,863        602,452
     Interest Income                            23,261         30,305
     Other                                      25,561         47,937
                                            ----------     ----------

         TOTAL REVENUES                        729,329        922,456
                                            ----------     ----------



EXPENSES:
     Operating                                 117,232         79,472
     General and Aministrative                 847,900        936,830
     Depreciation, depletion and
      amortization                             274,763        426,339
     Interest                                  243,761        288,538
                                            ----------     ----------

         TOTAL EXPENSES                     $1,483,656     $1,731,179
                                            ----------     ----------

NET LOSS                                    $ (754,327)    $ (808,723)
                                            ==========     ==========

Loss per share of common stock              $    (0.04)    $    (0.04)
                                            ==========     ==========

Weighted average number of shares
     outstanding                            20,896,521     19,099,013
                                            ==========     ==========






                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)



                                                 1995                 1994
                                             -----------          -----------
REVENUES:
     Oil and gas sales                       $   624,929          $   583,576
     Refinery lease fees                         379,927              981,751
     Interest income                              36,202               50,278
     Other                                        35,972               71,368
                                             -----------          -----------
         TOTAL REVENUES                        1,077,030            1,686,973
                                             -----------          -----------



EXPENSES:
     Lease operating                             208,021              352,409
     General and Aministrative                 1,748,372            2,018,536
     Depreciation, depletion and
      amortization                               628,453              716,286
     Interest                                    520,447              741,864
                                             -----------          -----------

         TOTAL EXPENSES                      $ 3,105,293          $ 3,829,095
                                             -----------          -----------

NET LOSS                                     $(2,028,263)         $(2,142,122)
                                             ===========          ===========

Loss per share of common stock               $     (0.10)         $     (0.13)
                                             ===========          ===========

Weighted average number of shares
     outstanding                              20,896,521           16,468,543
                                             ===========          ===========






                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                       FOR THE SIX MONTHS ENDED JUNE 30,
                                  (Unaudited)


                                                               1995                 1994
                                                           ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              $(2,028,263)         $(2,142,122)
                                                           -----------          -----------
     Adjustments to reconcile net loss to net cash
      provided (used) by operating activities:
        Depreciation and depletion                             628,453              716,286
        Amortization of bond/loan costs                         62,408              126,606
        Provision for issuance of warrants                     -                    210,588
        Changes in current assets & liabilities:
          (Increase) decrease in accounts receivable          (106,071)             421,286
          Decrease in inventory                                223,037              148,474
          (Increase) decrease in prepaid expenses             (150,072)              82,661
          Increase (decrease) in accounts payable
            and accrued expense                                174,288           (4,199,212)
                                                           -----------          -----------

                 Total adjustments                             832,043           (2,493,311)
                                                           -----------          -----------

   NET CASH USED BY OPERATING ACTIVITIES                    (1,196,220)          (4,635,433)
                                                           -----------          -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Additions to oil and gas properties                    (1,124,242)          (2,711,552)
     Additions to refinery property and equipment              -                     (8,535)
     (Additions) retirements to other fixed assets             (18,192)              22,444
                                                           -----------          -----------

   NET CASH USED IN INVESTING ACTIVITIES                    (1,142,434)          (2,697,643)
                                                           -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash - restricted                                          (6,192)            (325,000)
     Decrease in notes payable                                 -                   (585,078)
     Payments on long-term debt                               (467,500)          (2,655,525)
     Proceeds from sale of marketable securities               -                    288,701
     Proceeds from issuance of common stock, net of
       stock registration costs, subscriptions
       receivable and commissions                            2,208,494           15,149,781
     Proceeds from exercise of stock warrants                       32              -
                                                           -----------          -----------
   NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,734,834           11,872,879
                                                           -----------          -----------

NET (DECREASE) INCREASE IN CASH
 AND CASH EQUIVALENTS                                         (603,820)           4,539,803


CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD               943,371               53,137
                                                           -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $   339,551          $ 4,592,940
                                                           ===========          ===========



                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1995
                                  (Unaudited)

                                                                                      Notes
                                                       Additional      Stock        receivable
                                  Common Stock          paid-in       purchase     for issuance
                               Shares       Amount      capital       warrants       of stock       Deficit        Total
                             ----------   ----------   -----------   ----------    ------------  -------------  -----------
BALANCE, DECEMBER 31, 1994   19,099,048   $1,527,924   $71,595,370   $1,297,754       ($32,936)  ($52,413,486)  $21,974,626

Warrants Exercised                    8            1            31          -         -              -                   32
Sale of common stock - net    3,038,210      243,056     1,965,438          -         -              -            2,208,494
Net loss for the period            -            -             -             -         -            (2,028,263)   (2,028,263)
                             ----------   ----------   -----------   ----------       --------   ------------   -----------

BALANCE, JUNE 30, 1995       22,137,266   $1,770,981   $73,560,839   $1,297,754       ($32,936)  ($54,441,749)  $22,154,889
                             ==========   ==========   ===========   ==========       ========   ============   ===========



                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                 AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1995

1.       STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995 and the results of operations and the cash flows for the three months and six months ended June 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

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

2.       CONTINGENCIES

IRS Excise Tax Claim

In May 1992 an AIPC subsidiary, American International Refinery, Inc. ("AIRI"), was notified by the Internal Revenue Service ("IRS") that excise taxes, penalties and interest of approximately $3,500,000 were owed from the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements, and such sales were either tax-free or such excise taxes were paid by the end-users of such products. The Company has submitted a formal response, and discussions with the IRS' National Office are continuing. At this time the Company is unable to determine what liability may arise from this assessment, although the IRS has informed the Company that they are nullifying approximately $650,000 of the penalties included in the $3.5 million mentioned above.

Legal Proceedings

The Company and its subsidiaries are party to various legal proceedings, including an environmental matter. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

3.       PROPERTY, PLANT AND EQUIPMENT

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SAFS No. 121 addresses the accounting for the impairment of long-lived assets, identified intangibles and goodwill related to those assets and requires that the carrying amount of impaired assets be reduced to fair value. SFAS No. 121 must be adopted by the Company in its financial statements for the year ending no later than December 31, 1996 although earlier adoption is encouraged. The Company has not yet determined the effect, which could be material, of the adoption of SFAS No. 121 on the financial statements or the date of adoption.


ITEM 2. MANAGEMENTS'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended March 31, 1995, the Company sold 3,038,210 shares of its common stock for net cash proceeds of $2,259,168. The Company's working capital deficit as of June 30, 1995 was approximately $319,000 compared to a deficit of approximately $28,000 at December 31, 1994. During this period, approximately $1,142,000 of the proceeds from the stock sale was utilized by the Company in investing activities, primarily for oil and gas exploration in Peru, and $750,000 was utilized to pay current portions of debt and related interest.

During the six month period ending June 30, 1995, the Company utilized approximately $1,196,000 for operations. Net loss for the period totalled $2,028,263, including non-cash provisions for depreciation, depletion, and amortization of $690,861. Current assets other than cash increased approximately $33,000, and approximately $174,000 was provided by an increase in accounts payable.

The Company's work obligations in Peru and Colombia during the next twelve months totals approximately $1,000,000. The Company expects to finance these obligations with borrowed funds, primarily from local banks in South America. However, the number of wells the Company may drill in these areas, in addition to its obligations, will depend upon the level of success of its drilling efforts and available capital.

The Company's 12% Secured Debentures (the "Debentures") require certain principal payments, which began December 31, 1994, and contain certain restrictive covenants and conditions with which the Company must comply. In January 1995, the Company made principal and interest payments on the Debentures of $468,000 and $281,000, respectively. In June 1995, the Company reached an agreement with MG Trade Finance Corp. ("MGTF") to defer interest on the Debentures of $216,000 due on June 30, 1995 until September 30, 1995. In July 1995, the Company made an aggregate payment of $36,450 to all the other holders of the Debentures. MGTF also agreed to waive certain restrictive covenants related to the Company's ability to borrow funds from entities other than MGTF and released all of its existing Company Warrants (to purchase 436,667 shares of the Company's Common Stock at an average price of $16.32 per share) back to the Company in return for the Company issuing new warrants to MGTF to purchase 150,000 shares of the Company's Common Stock at $2.00 per share. During the next six months, approximately $701,000 and $468,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable December 31, 1995, $216,000 of interest is due September 30, 1995 and the remaining $252,000 of interest is due December 31, 1995. The Company is currently in compliance with all covenants and conditions related to the 12% Secured Debentures. In the event the Company is unable to meet its obligations pursuant to the 12% Secured Debentures in a timely manner and is unsuccessful in negotiating new payment terms satisfactory to the lenders, the Company's oil and gas reserves and financial condition could be adversely affected.

As of March 22, 1995, the balance of the loan from MGTF on AIRI's Lake Charles, Louisiana oil refinery (the "Refinery") was approximately $2,845,000. On this date, the Company amended certain terms of its loan agreement with MGTF ("Loan Agreement"), extending the due date for the unpaid balance from May 31, 1995 to March 31, 1998. Also, payments on the loan were reduced from 100% to 50% of the monthly lease fee proceeds the Company receives from its Lessee of the Refinery, Gold Line Refining Ltd., ("Gold Line"), which is expected to provide approximately $600,000 in additional working capital to the Company in 1995, as compared to previous years, and approximately $1.5 million annually in additional working capital thereafter. In addition, approximately $756,000 in annual cash flow is expected to be received from Gold Line until their note payable to the Company of $1.8 million is repaid. If lease fees are not sufficient to satisfy all accrued interest and principal when due, the Company is obligated to satisfy any shortfall. The Company may be required to provide to AIRI funds for future working capital requirements that may arise from Refinery operations, including any environmental or other liabilities.

The Company is currently having discussions with various parties who have expressed an interest in purchasing the Refinery. Proceeds received from the sale would be used by the Company to repay debt, fund acquisitions of producing oil and gas reserves, and to supplement the Company's working capital requirements. However, there can be no assurance that any Agreement will be reached.

The Company intends to meet its capital and operating funds requirements in the near term from revenues generated from operations, from additional debt and/or equity financing as necessary and/or from proceeds from the sale of the Refinery. However, there is no assurance of the success of any financing effort the Company may pursue or the timing or success of the sale of the Refinery. In the event the Company is not able to meet its future exploration commitments in Colombia and Peru in a timely manner, Management believes it will be able to extend certain commitments and may seek financial partners for certain of its commitments. However, in the event the Company cannot meet its exploration obligations by any of the means described above, certain prospects in Colombia and Peru may be relinquished.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1995 as compared to the Three Months Ended June 30, 1994

The following table highlights the Company's results of operations for the three months ended June 30, 1995 and 1994.

                                               For The Three Months
                                                  Ended June 30,
                                               1995             1994
                                               ----             ----
Exploration and Production Activity:

     Colombia Properties:
     --------------------

     Revenues - Oil Sales (000's)              $282             $242
     Lease Operating Expenses (000's)          $77              $79
     Production Volume - Bbls                  35,248           30,952
     Average Price per Bbl                     $7.99            $7.81
     Production Cost per Bbl                   $2.18            $2.52
     DD&A per Bbl                              $3.86            $4.28

     Peru Properties:
     ----------------

     Revenues - Oil Sales (000's)              $38               -
     Lease Operating Expenses (000's)          $39               -
     Production Volume - Bbls                  5,118             -
     Average Price per Bbl                     $7.43             -
     Production Cost per Bbl                   $7.68(1)          -
     DD&A per Bbl (2)                           -                -


Refinery Operations:

     Refinery Lease Fees (000's)               $361             $602
     Average Daily Throughput(Bbls)            10,024           16,733
     Average Throughput Fee per Bbl            $0.40            $0.38

- ----------------------------------------------------------------------

(1) Reflects approximately $3.93 per barrel in workover and evaluative costs during the period. Actual production cost per barrel without these costs was approximately $3.75/barrel.

(2) Excludes DD&A for Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Colombia

Oil and gas sales reflect an increase of approximately 14% compared to the same period in the prior year, which resulted primarily because the Company has taken an excess of its working interest share of produced oil, relative to its partner, Ecopetrol, of approximately 6,200 barrels of oil during the second quarter of 1995. Ecopetrol may make up this deficiency over time by taking up to 10% more than its working interest share of production until the imbalance is cured. Actual gross production and sales of the Company's shareable oil were down approximately 16% and 18%, respectively, in the current quarter compared to the same period last year, due primarily to normal field production decline and a decrease in the Company's workover projects during the current period compared to the same period last year. Additional decreases in sales revenues compared to the same period last year are attributable to the Company selling its oil under a new crude sales contract whereby the crude oil was sold directly to an end user at the well head, thereby receiving a price for the oil that excluded transportation costs, which costs were included in the sales price during the first month of the second quarter of last year. The new crude oil contract was effective May 1, 1994.

Peru

Peru operations started in July, 1994, and therefore there are no comparative numbers presented. All related properties are currently considered "unevaluated".


Refinery Operations:

Refinery lease fees decreased 40% in the current quarter compared to the second quarter 1994. The decrease occurred because Gold Line was not fully operational during the second quarter of 1995. During this quarter, Gold Line was negotiating feedstock contracts and performing start-up maintenance. However, during the last week of July 1995, Gold Line was processing approximately 16,000 barrels of feedstock per day. The throughput fees increased 14%, from $0.35 a barrel to $0.40 a barrel over the same period last year. The fees increase to $0.50 per barrel starting January 1, 1996.

Other Revenue:

Other revenues decreased approximately $22,000 during the current quarter due primarily to the decrease in foreign exchange rates in this period compared to the same quarter of 1994.

General and Administrative:

General and Administrative expenses decreased approximately $89,000, or 9%, compared to the same period during 1994. Other increases/decreases realized in this period compared to the same period last year were: payroll and payroll related expenses decreased approximately $100,000, travel expenses decreased $32,000, investor relations decreased approximately $34,000. Legal fees increased in the current period compared to the first quarter 1994 by approximately $32,000, primarily due to increased activity related to an excise tax dispute with the IRS. Interest expense decreased $45,000, or 16%, due to the decrease in the balance of 12% Secured Debentures outstanding as of March 31, 1995 compared to March 31, 1994, and the reduction of debt payable to MGTF from $4,196,000 as of March 31, 1994 to $2,845,000 on March 31, 1995. Under
the Loan Agreement, effective March 22, 1995, the MGTF loan bears interest at prime plus 1%.

Depreciation, Depletion, and Amortization decreased approximately $152,000, or
36%, for the current period compared to the same period last year.   This
decrease resulted primarily from a charge, during the second quarter of 1994, recording depreciation expense for a twelve month period on refinery assets not previously placed into service and not depreciated prior to the second quarter of 1994. It was subsequently determined that these assets should be depreciated. In addition, the depletion rate of $3.86 per barrel calculated for 1995 is a 10% decrease from the $4.28 per barrel used in the same period last year.

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1995 as compared to the Six Months Ended June 30, 1994

The following table highlights the Company's results of operations for the six months ended June 30, 1995 and 1994.

                                                For The Six Months
                                                  Ended June 30,
                                               1995             1994
                                               ----             ----
Exploration and Production Activity:

     Colombia Properties:
     --------------------

     Revenues - Oil Sales (000's)              $541             $584
     Lease Operating Expenses (000's)          $143             $352
     Production Volume - Bbls                  67,166           61,825
     Average Price per Bbl                     $8.05            $9.44
     Production Cost per Bbl                   $2.12            $5.70
     DD&A per Bbl                              $3.86            $4.28

     Peru Properties:
     ----------------

     Revenues - Oil Sales (000's)              $84               -
     Lease Operating Expenses (000's)          $63               -
     Production Volume - Bbls                  11,549            -
     Average Price per Bbl                     $7.28             -
     Production Cost per Bbl                   $5.49(l)          -
     DD&A per Bbl (2)                           -                -

Refinery Operations:

     Refinery Lease Fees (000's)               $380             $982
     Average Daily Throughput(Bbls)            9,998            14,400
     Average Throughput Fee per Bbl            $0.40            $0.38

- ----------------------------------------------------------------------

(1) Reflects approximately $1.74 per barrel in workover and evaluative costs. Actual production cost during the period without these costs was approximately $3.75 per barrel.

(2) Excludes DD&A for Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Colombia

Colombian oil and gas sales reflect a decrease of approximately 7% compared to the same period in the prior year. The decrease was limited to this amount primarily because the Company has taken an excess of its working interest share of produced oil, relative to its partner, Ecopetrol, of approximately 16,610 barrels of oil during the first six months of 1995. Ecopetrol may make up this deficiency by taking up to 10% more than its working interest share of production until the imbalance is cured. Actual gross production and sales of the Company's shareable oil were down approximately 16% and 30%, respectively, for the current period compared to the same period last year, due primarily to normal field production decline and a decrease in the Company's workover projects during the current period compared to the same period last year. Additional decreases in sales revenues compared to the same period last year are attributable to the Company selling its oil under a new crude sales contract whereby the crude oil was sold directly to an end user at the well head thereby receiving a price for the oil that excluded transportation costs, which costs were included in the sales price during part of this same period last year but not in the current period. The new crude oil contract was effective May 1, 1994.

Peru

Peru operations started in July, 1994, and therefore there are no comparative numbers presented. All related properties are currently considered "unevaluated".


Refinery Operations:

Refinery lease fees decreased 61% in the current period compared to the same period last year because Gold Line was not operational at all during the first quarter of 1995 and only partially operational during the second quarter of 1995. During the first quarter of this year, Gold Line was in the process of obtaining additional financing and, during the second quarter, has been negotiating feedstock contracts and performing start-up maintenance. However, during the last week of July, Gold Line was processing approximately 16,000 barrels of feedstock per day. The throughput fees increased 14%, from $0.35 a barrel to $0.40 a barrel over the same period last year. The fees increase to $0.50 per barrel starting January 1, 1996.

Other Revenue:

Other revenues decreased approximately $35,000 during the current period due primarily to the decrease in foreign exchange gains in this period compared to the same period in 1994.


General and Administrative:

General and Administrative expenses decreased approximately $270,000, or 13%, compared to the same period during 1994. The non-cash charge adjusting the exercise price of certain outstanding warrants in the first quarter of 1994 was approximately $210,000 of this decrease. Other increases/decreases realized in this period compared to the same period last year were as follows: payroll and payroll related expenses decreased approximately $185,000, travel expenses decreased $34,000, investor relations expenses decreased by $33,000. Legal fees increased by approximately $120,000, primarily due to increase activity related to an outstanding excise tax dispute with the IRS. Insurance expense increased approximately $28,000 due to the rising cost of Directors and Officers insurance and increased coverage of Peruvian operations. Interest expense decreased $221,000, or 30%, due to the decrease in the balance of 12% Secured Debentures outstanding as of March 31, 1995 compared to March 31, 1994 and the reduction of debt payable to MGTF from $4,196,000 as of March 31, 1994 to $2,845,000 on March 31, 1995. Under the Loan Agreement, the MGTF loan bears interest at prime plus 1%, effective March 22, 1995, as previously discussed.

Depreciation, Depletion, and Amortization decreased approximately $88,000, or 13%, for the current period compared to the same period last year. This decrease resulted primarily from a charge, during the second quarter 1994, recording depreciation expense for a twelve month period on refinery assets not previously placed into service and not depreciated prior to the second quarter of 1994. It was subsequently determined that these assets should be depreciated. In addition, the depletion rate of $3.86 per barrel calculated for 1995 is a 10% decrease from the $4.28 per barrel used in the same period last year.

                           PART II: OTHER INFORMATION


ITEM 4.  Submission of Matters to a vote of Security Holders

                 An Annual Meeting of Shareholders was held on June 26, 1995. The following Directors, consituting all of the Directors of the Company, were elected at the meeting to serve as Directors until the next Annual Meeting of Shareholders and until their successors have been duly elected and received the number of votes for their election set forth opposite their respetive numbers:

                                  Votes Cast
                                --------------
                              For          Against              Withheld
  Nominees                 Election        Election         Authority/Abstain
- ----------------          ----------       ---------        -----------------
George Faris              16,109,870       1,341,953               -0-
Kenneth Durham            16,512,907         938,916               -0-
Daniel Y. Kim             16,345,929       1,105,894               -0-
Donald G. Rynne           16,362,521       1,089,302               -0-
William R. Smart          16,531,709         920,114               -0-

                 Also at the Annual Meeting, the Shareholders ratified, by the following number of votes, the Company's appointment of Price Waterhouse LLP as the independent public accountants of the Company for the fiscal year ending December 31, 1995:

                  Votes Cast
                --------------
For Ratification         Against Ratification          Abstain
- ----------------         --------------------          -------
   17,126,807                  256,600                 68,416





ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.   None.

         (b)   Reports on Form 8-K.    None

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   August 11, 1995



                                               AMERICAN INTERNATIONAL
                                               PETROLEUM CORPORATION



                                               By:  /s/ Denis J. Fitzpatrick
                                                    ------------------------
                                                    Denis J. Fitzpatrick
                                                    Chief Financial Officer





                                               By:  /s/ William L. Tracy
                                                    ------------------------
                                                    William L. Tracy
                                                    Treasurer/Controller

                                Exhibit Index

Exhibit Number                 Description
- --------------                 -----------
      27                       Financial Data Schedule