Form 10-Q
period 1995-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1995-11-14
CIK 799119

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20449

                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended       September 30, 1995
                              ------------------------------------------

Commission File Number                 0-14905
                      --------------------------------------------------

                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             ---------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Nevada                                      13-3130236
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

             444 MADISON AVENUE, SUITE 3203, NEW YORK, N.Y. 10022
            ------------------------------------------------------
            (Address of principal executive offices)    (Zip Code)

                                 (212) 688-3333
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                   No
   -------                  -------


                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         The number of shares outstanding of the registrant's common stock, $.08 par value, as of November 13, 1995, the latest practicable date, is 25,121,017 shares.

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                     September 30,           December 31,
                                                         1995                    1994
                                                     --------------          -------------
Assets

Current Assets:
           Cash and cash equivalents                 $     63,420          $     943,371
           Cash - restricted                              223,550                214,630
           Accounts receivable                          1,152,363              1,031,206
           Inventory                                      629,402                951,472
           Prepaid expenses                               606,001                484,525
                                                     ------------          -------------

           Total current assets                         2,674,736              3,625,204
                                                     ------------          -------------

Property, plant and equipment:
           Unevaluated property not subject
             to amortization                            5,741,186              4,467,147
           Oil and gas properties pursuant
             to the full cost method                   29,627,753             28,903,520
           Refinery property and equipment             15,521,995             15,536,279
           Other                                          524,389                540,753
                                                     ------------          -------------
                                                       51,415,323             49,447,699
Less:   Accumulated depreciation,
             depletion and amortization               (22,050,918)           (21,167,110)
                                                     ------------          -------------
            Total property, plant and equipment        29,364,405             28,280,589
                                                     ------------          -------------
Other long-term assets, net                               293,029                323,920
                                                     ------------          -------------
Total Assets                                         $ 32,332,170          $  32,229,713
                                                     ============          =============



                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)


                                                     September 30,           December 31,
                                                         1995                    1994
                                                     --------------          --------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Notes payable                             $     82,237          $          --
           Current installments of long-term debt         701,250              1,168,750
           Accounts payable                             2,153,893              1,383,082
           Accrued expenses and other liabilities       1,077,252              1,101,834
                                                     ------------          -------------
           Total current liabilities                    4,014,632              3,653,666


Long term debt                                          6,601,421              6,601,421
                                                     ------------          -------------
           Total Liabilities                           10,616,053             10,255,087

Commitments and Contingencies  (Note 2)

STOCKHOLDERS' EQUITY:
           Preferred stock, par value $3.00,
            authorized 7,000,000 shares,
            none issued                                        --                     --

           Common stock, par value $.08, 50,000,000
            shares authorized; 22,656,471 shares
            issued and outstanding in 1995 and
            19,099,048 shares in 1994                   1,812,518              1,527,924

Additional paid-in capital                             73,722,546             71,562,434
Stock purchase warrants                                 1,297,754              1,297,754
Accumulated Deficit                                   (55,116,701)           (52,413,486)
                                                     ------------          -------------

Total Stockholders' Equity                             21,716,117             21,974,626
                                                     ------------          -------------
Total Liabilities and
 Stockholders' Equity                                $ 32,332,170          $  32,229,713
                                                     ============          =============




                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)



                                                         1995                   1994
                                                     ------------          -------------
Revenues:
           Oil and gas sales                         $    304,870          $     319,284
           Refinery lease fees                            399,933                629,290
           Gain on disposal of assets                      25,165                 -
           Interest Income                                (15,128)                32,101
           Other                                           55,801                 34,366
                                                     ------------          -------------
                 Total revenues                           770,641              1,015,041
                                                     ------------          -------------

Expenses:
           Operating                                       70,068                126,565
           General and Aministrative                      835,088                961,852
           Depreciation, depletion and
            amortization                                  303,432                358,716
           Interest                                       237,005                291,946
                                                     ------------          -------------
                 Total expenses                         1,445,593              1,739,079
                                                     ------------          -------------
Net Loss                                             $   (674,952)         $    (724,038)
                                                     ============          =============

Loss per share of common stock                       $      (0.04)         $       (0.04)

Weighted average number of shares
           outstanding                                 19,299,048             19,099,013
                                                     ============          =============




                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)



                                                         1995                   1994
                                                     ------------          -------------
REVENUES:
           Oil and gas sales                         $    929,799          $     902,860
           Refinery lease fees                            779,860              1,611,041
           Gain on disposal of assets                      25,165                 -
           Interest income                                 21,074                 82,379
           Other                                           91,773                105,734
                                                     ------------          -------------
              Total revenues                            1,847,671              2,702,014
                                                     ------------          -------------


EXPENSES:
           Lease operating                                278,089                478,974
           General and Administrative                   2,583,460              2,980,388
           Depreciation, depletion and
            amortization                                  931,885              1,075,002
           Interest                                       757,452              1,033,810
                                                     ------------          -------------
              Total expenses                            4,550,886              5,568,174
                                                     ------------          -------------
Net Loss                                             $ (2,703,215)         $  (2,866,160)
                                                     ============          =============

Loss per share of common stock                       $      (0.13)         $       (0.17)
                                                     ============          =============
Weighted average number of shares
  outstanding                                          21,535,847             17,345,366
                                                     ============          =============




                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)



                                                                1995                         1994
                                                            ---------------          -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                           $ (2,682,902)               $ (2,866,160)
                                                             ------------                ------------
          Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
                Depreciation and depletion                        931,885                   1,075,002
                Amortization of bond/loan costs                    67,997                     162,097
                Provision for issuance of warrants                     --                     210,588
                Gain on disposal of assets                        (25,165)                         --
                Changes in current assets & liabilities:
                  (Increase) decrease in accounts rec            (109,157)                    575,543
                  Decrease in inventory                           322,070                     136,174
                  (Increase) decrease in prepaid expe            (140,276)                    (15,570)
                  Increase (decrease) in accounts payable
                    and accrued expense                           846,230                  (4,780,664)
                                                             ------------                ------------
                      Total adjustments                         1,893,584                  (2,636,830)
                                                             ------------                ------------

     Net cash used by operating activities                       (789,318)                 (5,502,990)
                                                             ------------                ------------
Cash flows from investing activities:
          Additions to oil and gas properties                  (1,998,272)                 (4,397,471)
          Additions to refinery property and equipmen                  --                       4,147
          (Additions) retirements to other fixed asse             (53,756)                    (21,544)
          Proceeds from sale of assets                             31,185                          --
                                                             ------------                ------------

     Net cash used in investing activities                     (2,020,843)                 (4,371,780)
                                                             ------------                ------------
Cash flows from financing activities:
          Cash - restricted                                        (8,920)                   (330,512)
          Increase (decrease) in notes payable                     82,237                    (585,078)
          Payments on long-term debt                             (467,500)                 (3,251,476)
          Proceeds from sale of marketable securities                 --                      288,702
          Proceeds from issuance of common stock, net of
            stock registration costs, subscriptions
            receivable and commissions                          2,324,361                  15,106,830
          Proceeds from exercise of stock warrants                     32                          --
                                                             ------------                ------------
     Net cash provided by financing activities                  1,930,210                  11,228,466
                                                             ------------                ------------
Net (decrease) increase in cash
  and cash equivalents                                           (879,951)                  1,353,696

Cash and cash equivalents at beginning of period                  943,371                      53,137
                                                             ------------                ------------
Cash and cash equivalents at end of period                   $     63,420                $  1,406,833
                                                             ============                ============


                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (Unaudited)

                                                                                        Notes
                                                          Additional      Stock      receivable
                                          Common Stock     paid-in      purchase    for issuance
                                 Shares       Amount       capital      warrants      of stock        Deficit        Total
                               ---------  ------------    ----------    ----------  -------------   ----------    -----------
 Balance, December 31, 1994    19,099,048   $1,527,924   $71,595,370   $1,297,754       ($32,936)  ($52,413,486)  $21,974,626

 Warrants Exercised                     8            1            31           --         --             --                32
 Stock issued in lieu of
   accounts payable               209,205       16,736        83,264                                                  100,000
 Stock issued for services         10,000          800        19,513           --         --             --            20,313
 Sale of common stock - net     3,338,210      267,057     2,057,304           --         --             --         2,324,361
 Net loss for the period              --            --            --           --         --         (2,703,215)   (2,703,215)
                               ----------   ----------   -----------   ----------       --------   ------------   -----------


 Balance, September 30, 1995   22,656,471   $1,812,518   $73,755,482   $1,297,754       ($32,936)  ($55,116,701)  $21,716,117
                               ==========   ==========   ===========   ==========       ========   ============   ===========




                See notes to consolidated financial statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                 AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995


1.       STATEMENT OF INFORMATION FURNISHED

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995 and the results of operations and the cash flows for the three months and nine months ended September 30, 1995 and 1994. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1994 Annual Report on Form 10-K.

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


2.       CONTINGENCIES

IRS Excise Tax Claim

In May 1992, a Company subsidiary, American International Refinery, Inc. ("AIRI"), was notified by the Internal Revenue Service ("IRS") that excise taxes, penalties and interest of approximately $3,500,000 were owed from the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers and buyers, in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements, and such sales were either tax-free or such excise taxes were paid by the end-users of such products. The Company has submitted a formal response, and discussions with the IRS National Appeals office are continuing. At this time the Company is unable to determine what liability may arise from this assessment, although the IRS has informed the Company that they are nullifying approximately $650,000 of the penalties included in the $3.5 million mentioned above.

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


4.       SUBSEQUENT EVENTS

On November 1, 1995, the Company reached a preliminary agreement (the "Agreement") with Far Eastern Hydrocarbons Ltd., a Hong Kong Corporation ("FEH"), to purchase 20% of the issued and outstanding common stock of Resource Holdings, Inc. ("RHI"), a Delaware corporation and wholly- owned subsidiary of FEH, for $7.3 million to be paid by issuing 4.9 million shares of the Company's common stock valued at $1.50 per share. Both parties have expressed a desire that the Agreement, which has been approved by the respective Boards of both companies, be closed on or before December 29, 1995 subject to the completion of appropriate due diligence. The Agreement also gives the Company a 6 month option to acquire the remaining 80% of RHI's common stock for an aggregate price of $25 million, payable with the Company's common shares priced at a 10% discount to the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding the closing. The exercise of such option will be subject to Company shareholder approval, which the Company has agreed to seek immediately upon the closing of its 20% acquisition of RHI.

RHI's assets consist of its wholly-owned Panamanian corporation, Kondur Petroleum S.A. ("Kondur"), which owns 34.46% of the Malacca Straight PSC Contract ("Malacca") in Sumatra, Indonesia. Kondur is the largest Indonesian-owned domestic operator in Indonesia. The remaining interests in Malacca are owned by China National Offshore Oil Corporation and Novus Petroleum Ltd. (the "Partners"). Malacca covers an area of 2.7 million acres and contains 16 oil fields, which are operated by Kondur, and are currently producing an aggregate of approximately 21,500 barrels of oil per day, providing Kondur with approximately $500,000 per month in after-tax profits. Kondur intends to pay the Company's share of these profits in the form of monthly dividend distributions to the Company. According to FEH, Malacca has an estimated 55 million barrels of proven recoverable oil reserves and 35 billion cubic feet of proven recoverable gas reserves. It also includes an additional 80 million barrels and 47 Bcf of probable oil and gas reserves, respectively, and 150 million barrels of potential oil equivalent reserves.

FEH intends to be a long-term shareholder of the Company and has indicated an interest in providing assets and capital to fund certain energy-related projects to be undertaken by the Company as agreed to from time to time by FEH and the Company, with the intent that the Company participate significantly in the international energy community.

On October 27, 1995, the Company signed two Letters of Intent and a Memorandum of Understanding ("MOU") with P.T. Pelangi Niaga Mitra International ("Pelangi"), a privately held Indonesian company. Pelangi has won the tender and was awarded the rights to obtain Technical Assistance Contracts and to operate the Lapangan Haurgeulis ("LH") and the Lapangan Pamanukan Selatan ("LPS") Fields, both with gas discoveries located in West Java, Indonesia.

The Company is to farm-in to an undivided 49% working interest in the LH and LPS discoveries, as discussed below, and to earn its interest by providing 100% of the funding for the exploration, development and operation of both discoveries. The Company also is to be the operator of the related fields and is to be reimbursed for the funding from 100% of the future gas production as cost recovery, and receive 75% of the profit gas until it has recovered 175% of the advanced funds. At that point, the Company's interest will revert to its original 49%. Indirect overhead charges of up to 5% will be also chargeable by the Company as part of cost recovery.

The Company's funding requirements for the gas discoveries will approximate $700,000 during the first six months after closing of the initial transaction with Pelangi. The Company expects LH to close by year-end, and LPS during the first quarter of 1996, subject to the Company's completion of its geological and engineering evaluations and appropriate due diligence.

The MOU entitles the Company to a two-year right of first refusal to farm-in to a 49% undivided working interest in any future contracts obtained by Pelangi from Pertamina, the Indonesian Government Oil Company. The Company will have three months to exercise its farm-in right after receipt of notification by the Company that such future contracts are available. The cost of such contracts are to be negotiated from time to time.

The Company recently completed Regulation S Offerings of its common stock, in which it sold an aggregate of 1,864,546 shares for net proceeds of $943,500. Approximately 82% of the sales occurred in October 1995, and the remainder occurred in September 1995.

ITEM 2.          MANAGEMENTS'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

The Company's working capital deficit as of September 30, 1995 was approximately $1,340,000 compared to a deficit of approximately $28,000 at December 31, 1994, due primarily to lower than expected lease fee proceeds from the Lessee (Gold Line Refining, Ltd. or "Gold Line") of the Company's refinery during 1995 (See "Results of Operations - Refinery Operations"). Gold Line's new government contract, coupled with its other contract currently in effect, will require it to process between 14,000 and 16,000 barrels of feedstock per day, which in turn is expected to provide an additional $48,000 to $75,000 of future monthly lease fee proceeds to the Company, compared to the average monthly lease fees of approximately $110,000 received from April through October 1995.

During the first nine months of 1995, the Company utilized approximately $803,000 to pay current portions of debt and related interest and $2,052,000 for investing activities during the current period, primarily for oil and gas exploration in Peru. It also utilized approximately $789,000 for operations. The net loss for the period totalled $2,682,902, including non-cash provisions for depreciation, depletion, and amortization of $999,882. Current assets other than cash decreased approximately $73,000, and approximately $846,000 was provided by an increase in accounts payable.

The Company's work obligations in Peru and Colombia during the next twelve months totals approximately $750,000. The Company expects to finance these obligations with borrowed funds, primarily from local banks in South America. However, the number of wells that the Company may drill in these areas, in addition to the satisfaction of its work obligations, will depend upon the level of success of its drilling efforts, and upon available capital.

The Company's 12% Secured Debentures (the "Debentures") require certain annual principal and semi-annual interest payments, which began December 31, 1994. The Debentures contain certain restrictive covenants and conditions with which the Company must comply. In June 1995, MG Trade Finance Corporation ("MGTF"), which holds 90% of the Debentures, agreed to waive certain restrictive covenants related to the Company's ability to borrow funds from entities other than MGTF and returned all of its existing Company Warrants (to purchase 436,667 shares of the Company's Common Stock at an average price of $16.32 per share) in exchange for the Company's issuing new warrants to MGTF to purchase 150,000 shares of the Company's Common Stock at $2.00 per share. Approximately $701,000 and $252,000 in principal and interest related to the Debentures, respectively, are due December 31, 1995. The Company is currently in compliance with all covenants and conditions related to the Debentures. In the event the Company is unable to meet its obligations pursuant to the Debentures in a timely manner, the Company's oil and gas reserves and operations could be adversely affected.

In March 1995, Gold Line obtained a $15 million credit line from NationsBank to provide Gold Line with funding to purchase feedstock for its refinery operations. The terms of this credit line included a Subordination Agreement, to which the Company is also a party, wherein the Company agreed to subordinate its $1.8 million note receivable (the "Note") from Gold Line. Pursuant to certain restrictive covenants included in the Subordination Agreement, Gold Line was prevented from making its initial Note payment to the company in September 1995, which included approximately $144,000 and $45,000 in principal and interest, respectively. Gold Line's ability to repay the Note is dependent upon the profitability of its refinery operations, and the Company expects that Gold Line's ability to repay will be enhanced by the signing of its new government contract (See "Results of Operations - Refinery Operations"). However, there can be no assurance that Gold Line will be able to repay the
Note in full to the Company.

During 1995, the Company has pursued various methods of reducing its debt and operating accounts payable, including obtaining foreign bank loans, extending vendor payments over time, and stock issuances for cash or for services rendered. The Company recently completed Regulation S Offerings of its common stock, in which it sold an aggregate of 1,864,546 shares for net proceeds of $943,500. Approximately 82% of the sales occurred in October 1995, and the remainder occurred in September 1995.

Should the Indonesian Agreements the Company is currently negotiating be completed, management anticipates that additional cash flow and working capital will become available to the Company. While management believes these Agreements will be consummated, there can be no assurance at this time that the Company will be successful in completing them.

The terms of the Company's Employment Contract with its Chairman and Chief Executive Officer, Dr. George N. Faris, required that the Company, under certain circumstances, if a change of control were to occur, to make a cash payment to him of up to 2.9 times his then current fixed compensation. In addition, the Company has agreed, under certain conditions, to make severance payments to Dr. Faris valued at $50,000 per year of his service to the Company, retroactive to 1981. As of October 13, 1995, Dr. Faris agreed to relinquish his rights under both the change of control and severance pay clauses of his Employment Agreement, in exchange for 900,000 restricted shares of the Company's common stock.

The Company is currently having discussions with various parties who have expressed an interest in purchasing the Refinery. Proceeds received from the sale would be used by the Company to repay debt, to fund acquisitions of producing oil and gas reserves, and to supplement the Company's operation and general working capital requirements. However, there can be no assurance that any sale agreement will be reached.

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

RESULTS OF OPERATIONS

For the Three Months Ended September 30, 1995 as compared to the Three Months Ended September 30, 1994

The following table highlights the Company's results of operations for the three months ended September 30, 1995 and 1994.

                                                     For The Three Months
                                                      Ended September 30,
                                                     1995             1994
Exploration and Production Activity:

         Colombia Properties:
         --------------------

         Revenues - Oil Sales (000's)                $253              $264
         Lease Operating Expenses (000's)             $81              $103
         Production Volume - Bbls                  30,843            32,515
         Average Price per Bbl                      $8.19             $8.13
         Production Cost per Bbl                    $2.62             $3.18
         DD&A per Bbl                               $3.86             $4.28

         Peru Properties:
         ----------------

         Revenues - Oil Sales (000's)                 $52               $55
         Lease Operating Expenses (000's)
                                                    ($12)(2)            $17
         Production Volume - Bbls                   4,312             7,819
         Average Price per Bbl
                                                   $11.96(3)
                                                                      $7.00(4)
         Production Cost per Bbl
                                                  ($2.73)(2)          $2.14
         DD&A per Bbl (1)                            -                 -

Refinery Operations:

         Refinery Lease Fees (000's)                 $400              $629
         Maintenance Expenses (000's)                  $1                $6
         Average Daily Throughput - (Bbls)         11,109            17,100
         Average Throughput Fee                     $0.40             $0.40

__________________________________________________________________
(1) Excludes DD&A for Peruvian activity since all related properties are currently considered "unevaluated".
(2) Reflects adjustments for over-accrued lease operating expenses during the second quarter of 1995.
(3)      Includes government royalty.
(4)      Excludes government royalty.

Oil and Gas Operations:

Colombia

Colombian oil and gas sales during the third quarter of 1995 reflect a decrease of approximately 5% compared to the same period in the prior year. Actual production and sales were down approximately 21% and 26%, respectively, for the current quarter compared to the same period last year. These decreases are due primarily to normal field production decline and a decrease in the Company's workover projects during the current period compared to the same period last year. The actual decrease in sales during this quarter was offset by a 15% increase in sales of oil resulting primarily because the Company has taken an excess of its working interest share of produced oil, relative to its partner, Ecopetrol, of approximately 4,100 barrels of oil during the third quarter of 1995. Ecopetrol may make up this deficiency over time by taking up to 10% more than its working interest share of production until the imbalance is cured.

The Company recently completed the first of a four-well drilling program in its Toqui-Toqui Field. The Toqui #32 well was placed on production in mid-September 1995 and has stabilized at a daily production rate of approximately 140 barrels of oil. The Company drilled the well on a "sole risk" basis and will receive 100% of the new production, after a 20% royalty is paid to the government, until 200% of the well costs have been recovered. The Company believes the four-well program will provide it with a minimum additional net cash flow of $80,000 per month by the end of the first quarter of 1996, depending upon the overall success of the program and the continuation of the existing oil price.

Peru

Peru operations started in July 1994, and costs for the third quarter of 1994 are minimum costs incurred during initial work performed in starting up the field and are not indicative of true operating costs for that period, in contrast to the production costs presented for the third quarter of 1995.
Sales revenues and volumes presented for the third quarter of 1994 include relatively high initial flush production and are not indicative of the ordinary production levels, in contrast to the sales revenues and volumes presented for the third quarter of 1995.

Production volumes for the current period have decreased approximately 45% compared to the same period last year for the reason stated above. Revenues only decreased approximately 5% due primarily to the Company receiving an increase in the contract price that it receives for its oil which became effective during the second quarter of 1995.

Production costs for the three months ended September 30, 1995 reflects adjustments for overaccrued Lease Operating Expenses during the second quarter of 1995, which have created a negative balance in Lease Operating Expenses for Peru in the third quarter of 1995. Actual lease operating expense for this period, exclusive of the adjustment, totalled approximately $15,000, for a unit production cost of $3.48 per barrel.

In early August 1995, the Peruvian Government approved the conversion of the Company's Service Contract for Block IV to a License Contract under the provisions of a new petroleum law. The new contract resulted in a significant increase in the average price of the Company's oil during the third quarter of 1995. Net of the government's royalty, its average price of oil now approximates $10.00 per barrel, a 42% increase over the old contract price.

The Company has had some recent success with a workover program, which has increased the daily production rates in Block IV to approximately 75 - 100 barrels of oil. The Company plans to extend this workover program to other well locations in the Block, with the objective of increasing daily production rates in the Block to 400 - 500 barrels of oil per day.

All Peru properties are currently considered "unevaluated".

Refinery Operations:

Refinery lease fees decreased 36% in the current quarter compared to the third quarter of 1994, primarily because Gold Line provided products under two government contracts for an aggregate daily throughput level of 15,000 barrels a day for the entire third quarter of last year, compared to operating under only one contract for 10,000 barrels a day for only two months in this current period. Gold Line was awarded an additional government contract during September 1995, which is expected to increase its daily throughput requirement to 14,000 to 16,000 barrels a day.

Other Revenue:

Other revenues increased by approximately $2,100, or 6%, during the current quarter due primarily to the increase in foreign exchange gains in this period compared to the same quarter of 1994. The other $19,000 increase reflected during the current quarter is primarily due to a prior period reclassification between interest income and other revenues.

General and Administrative:

General and Administrative expenses decreased in the third quarter of 1995 by approximately $127,000, or 13%, compared to the same period during 1994. Decreases realized in this period compared to the same period last year include payroll & payroll related expenses, travel expenses, and investor relations expenses, which decreased by $65,000, $22,000, and $63,000, respectively.
Legal and accounting fees increased in the current period compared to the third quarter of 1994 by approximately $46,000 and $34,000, respectively, primarily due to increased activity in the ongoing excise tax dispute with the IRS. Office rents decreased by approximately $44,000 for the current quarter, compared to the same period last year, due primarily to the reduction of leased office space at the corporate office and in Colombia. Interest expense decreased $55,000, or 19% for the three months ended September 30, 1995, compared to the same period in 1994, due to the decrease in the outstanding balance of the Company's 12% Secured Debentures outstanding as of June 30, 1995, compared to June 30, 1994. Additional decreases are attributable to the reduction in the interest rate on the Company's note payable to MGTF from prime plus 2%, for the quarter ending September 30, 1994, to prime plus 1% for the current quarter.

Depreciation, Depletion and Amortization decreased approximately $55,000, or 15%, for the current period compared to the same period last year. The depletion rate of $3.86 per barrel calculated and used for the entire year of 1995 is a 10% decrease from the $4.28 per barrel used in the same period last year, due primarily to a write-down in the value of the Company's depletable cost basis at December 31, 1994 and reduced oil production during 1995, as previously discussed.

RESULTS OF OPERATIONS

For the Nine Months Ended September 30, 1995 as compared to the
Nine Months Ended September 30, 1994

The following table highlights the Company's results of operations for the nine months ended September 30, 1995 and 1994.


                                                       For The Nine Months
                                                       Ended September 30,
                                                     1995               1994
                                                     ----               ----
Exploration and Production Activity:

         Colombia Properties:

         Revenues - Oil Sales (000's)                $793                 $848
         Lease Operating Expenses (000's)            $223                 $453
         Production Volume - Bbls                  98,009               92,468
         Average Price per Bbl                      $8.10                $8.13
         Production Cost per Bbl                    $2.28                $3.18
         DD&A per Bbl                               $3.86                $4.28

         Peru Properties:

         Revenues - Oil Sales (000's)                $136                  $55
         Lease Operating Expenses (000's)             $52                  $17
         Production Volume - Bbls                  15,861                7,819
         Average Price per Bbl                      $8.60                $7.00
         Production Cost per Bbl                    $3.26                $2.14
         DD&A per Bbl (1)                               -                    -

Refinery Operations:

         Refinery Lease Fees (000's)                 $780               $1,611
         Maintenance Expenses (000's)                  $3                   $9
         Average Daily Throughput - (Bbls)         10,539               15,249
         Average Throughput Fee                     $0.40                $0.39

__________________________________________________________________
(1) Excludes DD&A for Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Colombia

Colombian oil and gas sales during the nine months ended September 30, 1995 reflect a decrease of approximately 6% compared to the same period in the prior year. The decrease was limited to this amount primarily because the Company has taken an excess of its working interest share of produced oil, relative to its partner,

Ecopetrol, of approximately 21,000 barrels of oil during the first nine months of 1995. Ecopetrol may make up this deficiency by taking up to 10% more than its working interest share of production until the imbalance is cured. Actual gross production and sales of the Company's shareable oil were down approximately 14% and 16%, respectively, for the current period compared to the same period last year. Decreases in sales revenues compared to the same period last year are attributable to the sale, as of May 1, 1995, of the Company's oil directly to the end user at the well head, thereby receiving a price for the oil that excludes transportation costs. Such costs were included in the sales price during part of this same period last year, but not in the current period. Oil production decreased due to a decrease in the well workover program during the current period compared to the same period last year.

The Company recently completed the first of a four-well drilling program in its Toqui-Toqui Field. The Toqui #32 well was placed on production in mid-September 1995 and has stabilized at a daily production rate of approximately 140 barrels of oil. The Company drilled the well on a "sole risk" basis and will receive 100% of the new production, after a 20% royalty is paid to the government, until 200% of the well costs have been recovered. The Company believes the four-well program will provide it with a minimum additional net cash flow of $80,000 per month by the end of the first quarter of 1996, depending upon the overall success of the program and the continuation of the existing oil sales price.

Peru

Peru operations started in July 1994, and costs reflected through the third quarter of 1994 are minimum costs incurred during initial work performed in starting up the field and are not indicative of true operating costs for that period, in contrast to the production costs presented through the third quarter of 1995. Sales revenues and volumes presented through the third quarter of 1994 include relatively high initial flush production and are not indicative of the ordinary production levels, in contrast to the sales revenues and volumes presented through the third quarter of 1995.

Although production volumes for the current period decreased approximately 45% compared to the same period last year for the reason stated above, revenues decreased only 5%, due primarily to the Company's receiving a higher contract price for its oil, which price became effective during the second quarter of 1995.

Although production costs for the nine months ended September 30, 1995 increased approximately $35,000 compared to the same period last year, the period ending September 30, 1994 reflected only three months of operations, compared to nine months of operations for the current period. On a pro-rata basis, the operating costs for the two periods were similar.

All Peru properties are currently considered "unevaluated".

Refinery Operations:

Refinery lease fees decreased 52% in the current period compared to the same period last year because Gold Line was not operational at all during the first quarter of 1995 and only partially operational during the second quarter of 1995. During the first quarter of this year, Gold Line was in the process of obtaining additional financing and, during the second quarter, had been negotiating feedstock contracts and performing start-up maintenance. The throughput fees increased 14%, from $0.35 a barrel to $0.40 a barrel over the same period last year. The fees will increase to $0.50 per barrel starting January 1, 1996.

Other Revenue:

Other revenues decreased approximately $14,000 during the current period due primarily to the decrease in foreign exchange rate gains in this period compared to the same period in 1994.

General and Administrative:

General and Administrative expenses decreased approximately $397,000, or 13%, compared to the same period during 1994. Approximately one-half of this decrease resulted from a non-cash charge adjusting the exercise price of certain outstanding warrants in the first quarter 1994. Other decreases realized in this period compared to the same period last year included payroll & payroll related expenses, travel expenses and investor relations expenses, which decreased approximately $344,000, $57,000 and $96,000, respectively. Legal and accounting fees increased by approximately $166,000 and $26,484, respectively, primarily due to increased activity in an ongoing excise tax dispute with the IRS. Office rents decreased by approximately $41,000 for the current period compared to the same period last year, due primarily to the reduction of leased office space at the corporate office and in Colombia. Interest expense decreased by $276,000, or 27% due to reductions in the balance of the Company's 12% Secured Debentures outstanding as of June 30, 1995, compared to June 30, 1994, and the decrease in the interest rate on the Company's note payable to MGTF from prime plus 2% for the period ending September 30, 1994, compared to prime plus 1% for the current period.

Depreciation, Depletion, and Amortization decreased approximately $143,000, or 13%, for the current period compared to the same period last year. The depletion rate of $3.86 per barrel calculated for 1995 is a 10% decrease from the $4.28 per barrel used in the same period last year, due primarily to a write-down in the value of the Company's depletable cost basis at December 31, 1994 and reduced oil production during 1995, as previously discussed.

                                   PART II: OTHER INFORMATION


ITEM 5.  (a)              Indonesian Transactions

                          The Company's previously announced agreement with P.T. Ustraindo Petrogas ("UPG") has been suspended due to certain issues of controversy solely between UPG and Pertamina, which issues are primarily related to UPG's alleged non-performance of its contracts
                          with Pertamina.   The company has elected to wait for
                          a final decision between UPG and Pertamina before taking any further action regarding its agreement with UPG. There is no assurance, however, that the resolution of these issues will be favorable to the Company.

                          On November 1, 1995, the Company reached a preliminary agreement with Far Eastern Hydrocarbons Ltd., a Hong Kong Corporation ("FEH"), to purchase 20% of the issued and outstanding common stock of Resource Holdings, Inc. ("RHI"), a Delaware corporation and wholly-owned subsidiary of FEH, for $7.3 million to be paid by issuing 4.9 million shares of the Company's common stock valued at $1.50 per share. Both parties have expressed a desire that the Agreement, which has been approved by the respective Boards of both companies, be closed on or before December 29, 1995 subject to the completion of appropriate due diligence. The Agreement also gives the Company a 6 month option to acquire the remaining 80% of RHI's common stock for an aggregate price of $25 million, payable with the Company's common shares priced at a 10% discount to the average closing bid price of the Company's Common Stock for the 20 trading days immediately preceding the closing. The exercise of such option will be subject to the Company's shareholder approval, which the Company has agreed to seek immediately upon the closing of its 20% acquisition of RHI.

                          RHI's assets consist of its wholly-owned Panamanian corporation, Kondur Petroleum S.A. ("Kondur"), which owns 34.46% of the Malacca Straight PSC Contract ("Malacca") in Sumatra, Indonesia. Kondur is the largest Indonesian-owned domestic operator in Indonesia. The remaining interests in Malacca are owned by China National Offshore Oil Corporation and Novus Petroleum Ltd. (the "Partners"). Malacca covers an area of 2.7 million acres and contains 16 oil fields, which are operated by Kondur, and are currently producing an aggregate of approximately 21,500 barrels of oil per day, providing Kondur with approximately

                          $500,000 per month in after-tax profits. Kondur intends to pay the Company's share of these profits in the form of monthly dividend distributions to the Company. According to FEH, Malacca has an estimated 55 million barrels of proven recoverable oil reserves and 35 billion cubic feet of proven recoverable gas reserves. It also includes an additional 80 million barrels and 47 Bcf of probable oil and gas reserves, respectively, and 150 million barrels of potential oil equivalent reserves.

                          FEH intends to be a long-term shareholder of the Company and has indicated an interest in providing assets and capital to fund certain energy-related projects to be undertaken by the Company as agreed to from time to time by FEH and the Company, with the intent that the Company participate significantly in the international energy community.

                          On October 27, 1995, the Company signed two Letters of Intent and a Memorandum of Understanding ("MOU") with P.T. Pelangi Niaga Mitra International ("Pelangi"), a privately held Indonesian company. Pelangi has won the tender and was awarded the rights to obtain Technical Assistance Contracts and to operate the Lapangan Haurgeulis ("LH") and the Lapangan Pamanukan Selatan ("LPS") Fields, both with gas discoveries located in West Java, Indonesia.

                          The Company is to farm-in, as discussed below, to an undivided 49% working interest in the LH and LPS discoveries and to earn its interest by providing 100% of the funding for the exploration, development and operation of both discoveries. The Company also is to be the operator of the related fields and is to be reimbursed for the funding from 100% of the future gas production as cost recovery, and receive 75% of the profit gas until it has recovered 175% of the advanced funds. At that point, the Company's interest will revert to its original 49%. Indirect overhead charges of up to 5% will be also chargeable by the Company as part of cost recovery.

                          The Company's funding requirements for the gas discoveries will approximate $700,000 during the first six months after closing of the initial transaction with Pelangi. The Company expects LH to close by year-end, and LPS during the first quarter of 1996, subject to the Company's completion of its geological and engineering evaluations and appropriate due diligence.

                          The MOU entitles the Company to a two-year right of first refusal to farm-in to a 49% undivided working interest in any future contracts obtained by Pelangi from Pertamina, the Indonesian Government Oil Company. The Company will have three months to exercise its farm-in right after receipt of notification by the Company that such future contracts are available. The cost of such contracts are to be negotiated from time to time.

                 (b)      President's Resignation

                          On November 3, 1995, the Company accepted the resignation of its President and Chief Operating Officer Mr. Kenneth N. Durham. Mr. Durham's resignation was unrelated to any of the agreements the Company is currently pursuing and is intended to allow him the opportunity to explore other personal and business interests.

                 (c)      Regulation S Offerings

                          The Company recently completed Regulation S Offerings of its common stock, in which it sold 1,864,546 shares for net proceeds of $943,500. Approximately 82% of the sales occurred in October 1995, the remainder occurred in September 1995.

                 (d)      Employment Contract

                          The terms of the Company's Employment Contract with its Chairman and Chief Executive Officer, Dr. George
                          N. Faris, required that the Company, under certain circumstances, if a change of control were to occur, to make a cash payment to him of up to 2.9 times his then current fixed compensation. In addition, the Company has agreed, under certain conditions, to make severance payments to Dr. Faris valued at $50,000 per year of his service to the Company, retroactive to 1981. As of October 13, 1995, Dr. Faris agreed to relinquish his rights under both the change of control and severance pay clauses of his Employment Agreement, in exchange for 900,000 restricted shares of the Company's common stock.

ITEM 6.          Exhibits and Reports on Form 8-K.

                 (a)      Exhibits:
                             Exhibit 27 -- Financial Data Schedule

                 (b)      Reports on Form 8-K.    None

                                   SIGNATURE


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:   November 13, 1995



                                                AMERICAN INTERNATIONAL
                                                PETROLEUM CORPORATION



                                         By:  /s/ Denis J. Fitzpatrick
                                            ----------------------------
                                              Denis J. Fitzpatrick
                                              Chief Financial Officer





                                         By:  /s/ William L. Tracy
                                            ----------------------------
                                              William L. Tracy
                                              Treasurer/Controller

                                EXHIBIT INDEX



EXHIBIT
NUMBER                                  DESCRIPTION
-------                                 -----------

  27    --      Financial Data Schedule

