Form 10-K
period 1995-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1996-04-15
CIK 799119

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
                                     1934
                  For the fiscal year ended December 31, 1995

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Nevada                                           13-3130236
- -------------------------------            ------------------------------------
(State of other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

444 Madison Avenue, New York, NY                               10022
- ---------------------------------------                      ----------
Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (212) 688-3333
- --------------------------------------------------            --------------

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.08 per share
Class A Warrants
- ---------------------------------------------
(Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of April 5, 1996 was approximately $15,230,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

     The number of shares of Common Stock of the Registrant outstanding as of April 12, 1996 was 26,767,464

     Documents Incorporated by Reference:  None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name pursuant to an agreement and plan of reorganization and merger in April 1982. The Company and its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPC-Colombia") and Pan American International Petroleum Corporation ("PAIPC") is engaged in petroleum exploration, drilling, production and marketing operations in Colombia and Peru, South America and in Indonesia. The Company's wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") is the owner of a refinery in Lake Charles, Louisiana, which is currently leased through March 31, 1998 to Gold Line Refining, Ltd. ("Gold Line"), an independent refiner. The term the "Company" or "AIPC" includes AIPC, AIPC-Colombia, PAIPC, and AIRI unless the context otherwise requires.

     The Company's principal oil and gas properties consist of (i) between 40% and 80% of the working interest in all oil and/or gas wells drilled on approximately 36,000 acres in the Puli Anticline and the Toqui-Toqui Field,located in the Middle Magdalena Region of Colombia, South America, which are part of the Puli Association Contract and (ii) 65% of the working interest in approximately 77,000 acres of exploratory and development contract rights in the Talara Basin in Peru. In December 1995, the Company entered into a Farmout Agreement in Indonesia, whereby the company would to earn a 49% working interest in a Technical Assistance Contract ("TAC") with the Indonesian government oil company ("Pertamina") for the Pamanukan Selatan area of West Java Province, Indonesia. The TAC is subject to government approval.

INTERNATIONAL EXPLORATION AND PRODUCTION

COLOMBIA, SOUTH AMERICA

     In 1987, the Company acquired the rights to 45% of the Puli Association Contract Area in the Middle Magdalena Region, from the previous operator. In December 1991, it purchased an additional 35% interest, bringing its total working interest to 80%. Petroleros Del Norte, a Colombian company ("Petroleros"), owns the remaining 20% of the working interest. The Company acts as operator of its Association Contract in Colombia, which is subject to a 20% royalty payable to the Colombian government national oil company ("Ecopetrol") and to certain Colombian taxes.

     PULI AREA

     The Puli Association Contract originally covered approximately 92,000 gross acres in the Middle Magdalena Valley. In 1991, the acreage was reduced to approximately 33,000 gross acres under the terms of the Association Contract. Twenty-one productive wells have been drilled on a prospect of approximately 1,900 acres in the Puli Area, all of which were completed as of December 31, 1995. These wells produced an average of 868 gross barrels of oil per day during March 1996. All of the producing wells are located in the Toqui-Toqui Field.

     In April 1992, Ecopetrol declared the Toqui-Toqui field commercial. As a consequence of declaring the field commercial, Ecopetrol will participate in 50% of the costs of developing the field and must reimburse the Company for 50% of its previous successful drilling costs to date. Production from the field is subject to a 20% royalty payable to the Colombian government.

    In December 1995, the Company completed the drilling of its TT-34 well in the Toqui-Toqui Field. The TT-34 well was drilled to a total depth of 4,069 feet and encountered 120 feet of net pay, or productive region, in the Doima Sands which is the normal productive sand in the Toqui-Toqui Field. In addition, the well encountered 161 feet of net pay in a newly-discovered zone in the Chicoral Formation (the "Chicoral"). The Company and its independent petroleum engineers ("Huddleston & Co., Inc.") believe the well should have been drilled deeper, and the net pay could have been more than 161 feet. However, further drilling was constrained by the rig's capacity. Huddleston & Co. estimates the potential oil in place in the Chicoral to be approximately 133 million barrels, of which approximately 13%, or 17.1 million barrels, is recoverable. Some of these reserves are included in the Company's proved reserve base at December 31, 1995. Huddleston further estimates that the Chicoral extends over an area of 1,673 acres with an oil reservoir of an average thickness of 113 feet. The drilling of additional wells will be required to adequately define the commercial extension of the Chicoral. The TT-34 well was drilled on a "sole risk" basis, which allows the Company to recover 200% of its costs before its partner, Petroleros, may convert its 20% working interest. The other partner, Ecopetrol, may choose to participate in 50% of the future net profits generated by this discovery by reimbursing the Company 50% of past costs and participating in 50% of future costs associated with this discovery. Presently, the Company maintains a 100% working interest until each of the other parties decide whether or not to participate. If both Petroleros and Ecopetrol decides, to participate, the new discovery will then be owned as follows: 40% AIPC, 50% Ecopetrol and 10% Petroleros.

    Four wells have been drilled in a separate area of the Puli Association Contract known as the Puli Anticline. The first well was drilled by a third party operator and was not productive. The second well was drilled by the Company to 5,400 feet and completed as a gas discovery. The third well was completed in 1992 as an oil well and is currently shut-in. In August 1993, the Company drilled a fourth well to a target depth of approximately 7,600 feet. This well was not commercially productive. The Company re-entered the second well in mid-1994 and deepened the well without encountering further productive intervals. Further evaluation of the Puli Area's potential is still in progress.

    LAGUNILLAS

    In December 1991, the Company signed an Association Contract with Ecopetrol to explore approximately 190,000 acres in the Lagunillas area of the Middle Magdalena Valley. In October 1994, the Company farmed-out a 50% working interest in Lagunillas to a non-affiliated company. In September 1995, the Company entered into a farmout agreement with a separate non-affiliated oil and gas company (the "Farmee"), whereby the Company will transfer all of its remaining interest and obligations at Lagunillas. The Company will remain as operator and 50% working interest owner of this block until the Farmee has been qualified as a petroleum company by the Colombian Ministry of Mines, which is expected in mid-1996.

    RELINQUISHED BLOCKS

    During 1995, after completing its technical evaluations of the Viani, Tabacales and Aguablanca Blocks in Colombia (where the Company had previously signed Association Contracts with Ecopetrol), the Company relinquished all of its rights in these Blocks to Ecopetrol. As compensation for the early relinquishment and cancellation of all its obligations in these blocks, the Company paid Ecopetrol approximately $500,000, which was substantially less than the $3.1 million the Company was previously required to invest under the related contractual work programs.

    Also during 1995, the Company relinquished all of its rights and obligations in the Rio Planas Area of Colombia to a non-affiliated company.



PERU, SOUTH AMERICA

    In October 1993, PAIPC entered into a joint venture agreement with Rio Bravo, a Peruvian corporation ("Rio Bravo"), to participate in the exploration and development of a 77,000 acre block in the Talara Basin under which PAIPC receives a 65% interest in production from exploration and development after recovery of 150% of all drilling costs invested by PAIPC on behalf of Rio Bravo. The agreement also provides PAIPC with an option to participate in the rehabilitation and further development of a producing oil field on the block on a 50/50 basis.

    In late 1994 and early 1995, PAIPC drilled one exploratory well and two new step-out development wells. However, full evaluation of the potential of those oil reservoirs has been delayed, primarily due to a dispute with Rio Bravo (See "Item 3 - Legal Proceedings"), so the timing or amount, if any, of oil reserves that the Company may add to its reserve base as a result of its drilling in Peru is not presently determinable. In spite of these problems, during 1995, the minimum work program required under the license contract in Peru was completed and certified as complete by the government.

    Rio Bravo has continuously refused to cooperate in the development program in the block and to honor PAIPC's right to oil production from the Block. Consequently, PAIPC has not received its share of revenues since the unilateral lockout by Rio Bravo in October 1995 (See "Item 3 - Legal Proceedings"). As all relations with the government are joint with PAIPC and its partner, the government cannot act unilaterally to resolve a dispute between the parties. However, the Company continues its efforts to negotiate an amicable settlement to this situation.

MANAGEMENT PLANS

    The Company recently performed an analysis to determine the viability of operating its 16,500 barrel per day Vacuum Distillation Unit to produce vacuum gas oil and asphalt in addition to, but separate from, the operations currently being performed by Gold Line. Preliminary studies utilizing actual pricing scenarios from 1994 and 1995 indicate that such a project could provide the Company with significant amounts of revenues and profits, if appropriate feedstock and end-product contracts, and adequate financing, could be secured. The Company plans to pursue a program of this nature in order to maximize the capability of its Refinery assets, however, the timing for the implementation of such an operation, if any, is indeterminable at this time.

    The Company has received an offer from an oil company and inquiries from various others regarding a possible farmout of its new Chicoral discovery and its other Colombian properties in return for cash and drilling obligations in the Company's Toqui-Toqui field. Such a transaction could provide the Company with the necessary capital to repay a portion of its recently-issued 10% Debenture, while establishing a plan for the full exploitation of its Chicoral discovery with little or no cost to the Company. Although a farmout would result in a lower overall Company ownership interest of its Colombian reserves, the net result to the Company could be an increase in its oil and gas reserve base, a stronger balance sheet and greater potential for earnings and cash-flow growth.

    The Company is also engaged in negotiations with Far Eastern Hydrocarbons Ltd., a Hong Kong Corporation ("FEH"), to exchange shares of the Company's common stock in return for 100% of the outstanding common stock of a wholly-owned subsidiary of FEH (See "Indonesian Agreements" below). FEH has indicated a desire to provide the necessary financing, or guarantees for same, to enable the Company to actively participate in the international energy community. In addition, the oil fields owned by FEH are producing significant amounts of cash flow, which could also be utilized to fund the Company's operations, if necessary. However, the Company is not able, as of this writing, to determine if the current negotiations will be successful and, consequently, there can be no assurance when, or if, the share exchange agreement will be consummated.

INDONESIAN AGREEMENTS

    USTRAINDO

    In January 1995, the Company signed an agreement with P.T. Ustraindo Petrogas ("Ustraindo"), a private Indonesian energy company, whereby the Company agreed to assist Ustraindo in operating all of the concession areas now held by Ustraindo in Indonesia, namely 22 oil and gas fields, including 2,000 wells.

    In return for providing its technical assistance to Ustraindo, the Company was to receive a reimbursement of all of its related costs, plus a 3% net profits interest in the 22 fields. In addition, the Company received a one-year option to purchase a minimum of 25% working interest in the concessions for $17 million in cash.

    During the fourth quarter of 1995, the closing of the Ustraindo agreement was suspended due to certain issues of controversy between Ustraindo and Pertamina, which issues are primarily related to Ustraindo's alleged non-performance under their TACs with Pertamina. The Company elected to wait for a resolution of these issues before taking any further action regarding its agreement with Ustraindo. However, at this point, it is very unlikely that any agreement between the Company and Ustraindo will be consummated in the form to which the parties originally agreed.

    MALACCA STRAIT

    In November 1995, the Company reached a preliminary agreement with FEH to purchase a portion of the issued and outstanding common stock of Resource Holdings, Inc. ("RHI"), a private Delaware corporation and a wholly-owned subsidiary of FEH, in exchange for common stock of the Company. The Company was also to receive a six-month option to acquire the remainder of RHI's common stock payable with shares of the Company's common stock.

    In January 1996, the Company and FEH modified the structure of the proposed transaction. Under the new structure, 100% of RHI's shares would be exchanged for an as yet unspecified number of the Company's shares, subject to the signing of a definitive agreement. Because of the large number of shares of common stock required, the transaction is also subject to approval by the Company's shareholders. As of April 5, 1996, the parties were continuing their due diligence processes and, as stated above, no assurance can be given as to when, or if, an agreement will be consummated.

    RHI's assets consist of its wholly-owned Panamanian corporation, Kondur Petroleum S.A. ("Kondur"), which owns 34.46% of the Malacca Strait PSC Contract ("Malacca") in Sumatra, Indonesia. Kondur is the largest Indonesian-owned domestic operator in Indonesia. The remaining interests in Malacca are owned by China National Offshore Oil Corporation and Novus Petroleum Ltd. Malacca covers an area of 2.7 million acres and contains 16 oil fields operated by Kondur, which are currently producing an aggregate of approximately 20,000 barrels of oil per day. Malacca has an estimated 58 million barrels of proven recoverable oil reserves and 47 billion cubic feet of proven recoverable gas reserves. It also includes an additional 133 million barrels of probable oil reserves. Kondur intends to increase the daily average production rates of Malacca through future development and exploration, which is scheduled to commence during the third quarter of 1996.

    PAMANUKAN SELATAN

    In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional, an Indonesian company ("PNMI"), whereby the Company is expected to earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia by providing 100% of the funding for the exploration, development and operation of the TAC. Full exploration and development of the TAC is expected to cost between $2 and $3 million over the next three years, of which approximately $700,000 will be required during 1996. As a portion of its obligations under the Farmout Agreement, the Company issued, pursuant to Regulation S of the Securities Act of 1933, 100,000 shares of its common stock to PNMI. The Company will be the operator of the joint operations and the TAC and is to be reimbursed for 175% of all expenditures, pursuant to the cost recovery provisions in the TAC, before any distribution of profits to PNMI can occur. The Company will also be entitled to recoup Indirect Overhead charges up to five percent of total expenditures, which amount will be part of the cost recovery.

    All monetary obligations the Company may have under the Farmout Agreement are subject to PNMI receiving governmental certification and Pertamina's approval to conduct operations under this TAC, which PNMI expects to occur in May of 1996. In the event the negotiations with FEH, discussed above, are not successful, the Company may reconsider its participation with PNMI.

    Pamanukan Selatan includes an estimated 16 billion cubic feet of gas reserves. The field's initial well tested at 5.7 million cubic feet of gas per day and is temporarily shut-in pending construction of a 1.3 mile delivery pipeline.

    In October 1995, the Company signed a Memorandum of Understanding with PNMI, which entitles the Company to a two-year right of first refusal to farm-in to a 49% working interest in any future contracts obtained by PNMI from Pertamina. The Company will have three months to exercise its rights, after receipt of each notification from PNMI, at a cost to be negotiated on a deal-by-deal basis.

DOMESTIC OPERATIONS - REFINERY

    GENERAL

    In July 1988, AIRI acquired an inactive oil refinery located on a site bordering the Calcasieu River near Lake Charles, Louisiana (the "Refinery"). The Refinery is situated on 30 acres of land. The Company also owns 22 acres of vacant waterfront property adjacent to the Refinery and another 45 acres of vacant land across the highway from the Refinery. The river connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intracoastal Waterway. Most of the Refinery's feedstock and products are handled through the Refinery's barge dock at the river.

    After the Company acquired the Refinery, it was recommissioned and then extensively tested during operations between February and July 1989. During that time it processed over a million barrels of Louisiana, North African and West African crude oils and operated at rates of up to 24,000 barrels per day. Numerous modifications were designed to bring the Refinery into compliance with new and existing environmental regulations and to facilitate production of higher value products. Construction commenced during the fourth quarter of 1989, resulting in completion of most environmental compliance projects and a military specification jet fuel ("JP-4") upgrade project in 1990. The Company has continuously leased the Refinery to Gold Line Refining, Ltd. ("Gold Line") since October 1990. (See "Refinery Lease" below).

    DESCRIPTION OF REFINERY

    The main unit of the Refinery is a 30,000 barrels per day crude distillation tower suitable for adaption to process sour crude oil. The fractionator is capable of producing light naphtha overhead, and the following side cuts: heavy naphtha, kerosene (for jet fuel), #2 diesel, atmospheric gas oil, and reduced crude oil sold as special #5 fuel oil.

    In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit ("VDU") which was dismantled and moved to Lake Charles. Construction of the VDU on the Refinery site was completed in 1993 and, for various economic reasons, the VDU has been idle since then. However, the Company is currently in the process of studying the viability of utilizing the VDU to produce asphalt and vacuum gas oil which can be sold to other refineries as a feedstock to manufacture high octane gasoline. The main portion of the plant has the capacity to process 30,000 barrels per day of crude oil. (See "Management Plans" below).

    Total petroleum storage capacity is 645,000 barrels. Storage tanks on the Refinery's land include 220,000 barrels of crude storage, 345,000 barrels of storage for finished products sales and 80,000 barrels of product rundown
storage.   The Refinery also has 20,000 barrels of waste water storage.

    REFINERY LEASE

    Under its lease, Gold Line is responsible for substantially all costs associated with operating the Refinery. One-half of all lease rental payments to the Company under this or any other lease of the Refinery are to be paid to MG Trade Finance ("MGTF") to retire principal and interest on Refinery debt. (See "Business - Refinery Financing Activities" below. Prior to such lease becoming effective April 1, 1991, the Company arranged certain financing, referred to below, and completed construction of substantially all of certain environmental compliance projects and jet fuel upgrade projects required to produce military jet fuel. As consideration for concessions made in the agreement, Gold Line released the VDU from the property subject to the lease. The VDU has the capacity to utilize the residue fractions remaining after completion of refining operations in the main refinery, or utilize similar product obtained elsewhere, to produce asphalt and vacuum gas oil.

    All amounts owed to AIRI by Gold Line on October 1, 1992 were restructured and evidenced by a promissory note in the principal amount of $1,244,192 and bearing interest at prime plus 2%, due on September 30, 1995. The note was to be retired in monthly installments equal to 10% of Gold Line's monthly operating cash flow, if such operating cash flow was positive. From December
31, 1992 until March 22, 1995, the note remained unpaid.   During 1994 AIRI
established a $1,244,192 reserve for potentially uncollectible receivables from Gold Line. In 1994, the lease expired and was not renewed. However, by mutual consent, Gold Line continued to operate the Refinery through mid-December 1994, when Gold Line shut down its operations pending receipt of new financing from its banks.

    On March 22, 1995 Gold Line obtained a line of credit with NationsBank to finance its obligations at the Refinery, and the Company entered into an amended Lease Agreement with Gold Line, extending the lease term through March 31, 1998. The rental fees, payable monthly, were $.40 for each barrel of feedstock processed through the Refinery by Gold Line through December 31, 1995, and increased to $.50 per barrel from January 1, 1996 through the end of the lease. Also on March 22, 1995, the Company again restructured all past due amounts owed to AIRI by Gold Line and executed a promissory note (to replace the old note) in the principal amount of $1,801,464 (the "Note"), which is subject to a Subordination and Standby Agreement between the Company, Gold Line and NationsBank (the "Subordination Agreement"). Gold Line agreed to amortize the Note by making quarterly payments to AIRI during the term of the lease of approximately $144,000, plus accrued interest at a rate of prime plus 1%. The remainder is to be paid by (i) a series of additional payments during the last 6 months of the lease or (ii) Gold Line will fund and construct a vacuum recovery unit on the Refinery, at which time the Company will reduce the balance due on Gold Line's note by $650,000. Gold Line may not make payments on the Note to

AIRI unless it is in compliance with certain covenants included in the Subordination Agreement. Because of the problems mentioned below, and pursuant to the Subordination Agreement, to date, Gold Line has not been permitted to make any payments of principal and interest on the Note to AIRI.

    During 1995, Gold Line encountered problems in obtaining the financing necessary for it to secure sufficient levels of feedstock to keep the Refinery operating at full capacity. As a result, the lease fees the Company received during 1995 of $1,185,000 were substantially lower than expected. In addition, these problems put Gold Line in a difficult position in obtaining new fuel supply contracts with the United States Defense Fuel Supply Center ("DFSC").

    With the objective of assisting Gold Line in securing the necessary financing to ensure renewal of its supply contracts, in February 1996, the Company agreed to reduce the amount of the Note from $1,801,464 to $900,732. All other terms of the Note remain unchanged. In March 1996, Gold Line was successful in obtaining the necessary financing to secure a $45 million fuel supply contract with the DFSC. As a result, Gold Line expects to process higher volumes of feedstock, which should permit it to make payments to AIRI as called for in the Note.

    REFINERY FINANCING ACTIVITIES

    Subsequent to the purchase of the Refinery, the Company entered into a series of transactions with MGTF to finance the upgrade and operations of the Refinery.

    In 1990, AIRI entered into a loan and security agreement (the "Loan Agreement") with MGTF whereby MGTF loaned AIRI $9,855,000 to (i) repay all of AIRI's obligations under a 1988 supply agreement of $6,505,000; (ii) repay AIRI's prior loan obligation with MGTF; (iii) fund certain improvements related to environmental regulations and production of J-4 jet fuel; and (iv) provide working capital.

    In order to secure AIRI's obligations under the Loan Agreement, AIRI granted MGTF a first priority security interest in the Refinery and in substantially all of the remainder of AIRI's assets. The Company also guaranteed AIRI's obligations under the Loan Agreement and pledged to MGTF all of the capital stock of AIRI. AIRI may not, during the term of the Loan Agreement, make a dividend distribution to the Company or repay amounts advanced to it by the Company, and AIRI is limited in the amount of indebtedness it can incur.

    In the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares (as adjusted) of the Company's common stock at an exercise price of $7.50 per share, exercisable at any time prior to June 30, 1994 (the "MGTF Warrants"). The expiration dates of 246,667 of the MGTF Warrants were extended to June 30, 1997 and the exercise price was adjusted to $15.63 per share of common stock. In addition, MGTF's parent company, MG Corp., is entitled to one seat on the Company's Board of Directors without the consent of the Company and a second seat upon the consent of the Company's Board, which consent is not to be unreasonably withheld. One of such Directors is also eligible to be appointed to the Executive Committee, also upon consent of the Company's Board, which consent is not to be unreasonably withheld. MGTF has not nominated any directors to the Board.

    In April 1993, the Company negotiated an amendment to the Loan Agreement whereby MGTF reduced the balance of the loan by $750,000 through the exercise of 100,000 warrants to purchase common stock of the Company. In addition, MGTF retained the right to lease the Refinery in the event the existing lease with Gold Line is terminated prior to its expiration. Also, in consideration for rescheduling the loan, MGTF received a fee of $100,000 and a warrant to acquire 100,000 shares of the Company's common stock at $16.88 per share. Such warrant was exercisable at any time prior to June 30, 1997. In July 1995 MGTF released all of its then-existing warrants for cancellation and received new warrants to purchase 150,000 shares of the Company's common stock at $2.00 per share. The expiration date of June 30, 1997 remained unchanged.

    In March 1995, the Company further amended the Loan Agreement whereby MGTF extended the unpaid balance due by the Company of $2,845,000 to March 31, 1998. Fifty percent of the monthly lease fee proceeds from Gold Line are to be applied to amortize the MGTF loan. To the extent the portion of such lease rental payments is not sufficient to meet accrued interest due on the loan, the Company must advance funds to AIRI to satisfy such obligation. The related interest rate was also reduced to the prime rate plus 1%.



OTHER FINANCINGS

    In January 1993, the Company issued $5.6 million of 12% Secured Debentures, due December 31, 1997, which are secured by all of the issued and outstanding capital stock of its wholly-owned subsidiary AIPC-Colombia. The Company used the proceeds to fund its Colombian drilling, production and marketing operations and to repay certain debt. The Company has $3.6 million of principal payments remaining on its 12% Secured Debentures. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)

    In March 1994, the Company completed an offering of rights to its shareholders. Each right was exercised for $3.00, and the holder received two shares of common stock and one redeemable warrant to acquire an additional share of common stock at any time prior to March 1, 1996 at an exercise price of $4.00 per share. In March 1996, the expiration date of these warrants was extended to March 1, 1997, however the exercise price remains at $4.00 per share. The rights offering resulted in the exercise of 5,957,390 rights for gross proceeds of $17,872,170.

    Gross proceeds consisted of the surrender of $950,000 of the Company's 12% Secured Debentures, receipt of $16,521,000 cash and issuance of a $400,000 note receivable bearing interest at 10% per annum to an officer of the Company. The Company paid commissions of $1,181,757 from gross proceeds to various placement agents. Additionally, the Company incurred approximately $484,000 of expenses related to the offering.

    Proceeds from the offering were utilized for general corporate purposes including exploration and development of the Company's prospects in Colombia and Peru, repayment of debt and for working capital.

    During 1995 and the first quarter of 1996, the Company issued an aggregate of 7,668,318 shares of its common stock in exchange for cash and services rendered to the Company valued at an aggregate of approximately $4,714,000 through various private placements and agreements, most of which were placed in accordance with the safe harbor provided by Regulation S as promulgated by the Securities and Exchange Commission (the "SEC").

    In March 1996, the Company received net proceeds of $1,350,000 from the sale of 10% Convertible Subordinated Redeemable Debentures (the "10% Debentures") in a private placement to various foreign buyers under Regulation
S. At its option, the Company may redeem any or all of the 10% Debentures prior to conversion by paying to the holder in cash 135% of the then outstanding principal balance of the 10% Debenture plus accrued interest to date. Such payment may also be made by the Company within 15 days of receipt of a conversion notice by the Company from the holder(s). In addition, the Company, at its sole option, may force conversion at any time on and after 120 days from the date of issuance of the 10% Debentures if the average closing bid price for the Company's common stock for five consecutive trading days shall be in excess of $1.50. The holders of the 10% Debentures may convert all or any amount over $25,000 of the original principal amount, commencing May 11, 1996, into shares of the Company's common stock at a conversion price per share equal to the lower of (i) 65% of the average closing bid price of the Common Stock for the five business days immediately preceding the date of receipt by the Company of notice of conversion or (ii) 65% of the average of the closing bid price of the Common Stock for the five business days immediate preceding the date of Subscription by the holders.

The Company is utilizing the proceeds from the 10% Debenture to repay debts and for working capital purposes.

COMPETITION

    The oil and gas industry, including oil refining, is highly competitive.
In South America and Indonesia, the Company is in competition with numerous major oil and gas companies and large independent companies for prospects, skilled labor, drilling contracts and equipment. Many of the companies operating in South America and Indonesia have greater resources than the Company's. The Company believes, however that despite this intense competition, it will be able to sell all of its production at prevailing market rates.

    Due to highly volatile crude oil prices and environmental regulation, many oil refineries have ceased or curtailed production. The Company believes, although no assurance can be given, that the high costs of constructing new refineries, as well as the cost of updating and modifying inactive existing refineries will discourage competition in the refining business. However, since the Company has leased a portion of the Refinery to Gold Line and, unless it implements its contemplated VDU operations (See "Business - Management Plans", below) it does not stand to benefit or suffer directly from competitive factors in the refinery business (provided such competitive factors do not result in a default by Gold Line under the lease) so long as the Refinery remains under lease. There is no assurance that the Refinery will remain under lease, or that after the termination of the lease, the Company will be able to compete successfully in the refining business should it operate the Refinery itself.

RISKS ASSOCIATED WITH THE COMPANY'S FOREIGN OPERATIONS

    The following are some of the risks that the Company encounters in its foreign operations:

    Political Risks in Colombia, Peru and Indonesia. The Company's operations could be adversely affected by the occurrence of political instability and civil unrest in Colombia, Peru and Indonesia. Political instability could also change the current operating environment for the Company in these countries through the imposition of restrictions on foreign ownership, repatriation of funds, adverse environmental laws and regulations, adverse labor laws, and the like. Any such changes could significantly affect the ability of the Company to conduct business in these countries, which could (particularly in Colombia) have a material adverse effect on the Company.

    Risk of Capital Losses Due to Speculative Nature of Oil and Gas Industry. Oil and gas exploration is extremely speculative, involving a high degree of risk. Even if reserves are found as a result of drilling, profitable production from reserves cannot be assured.

    Energy Market Subject to Fluctuation. Revenues generated by the Company's oil and gas operations and the carrying value of its oil and gas properties are highly dependent on the prices for oil and natural gas. The price which the Company receives for its oil is dependent upon numerous factors beyond the control of the Company's management, the exact effect of which cannot be predicted. These factors include, but are not limited to, (i) the quantity and quality of the oil or gas produced, (ii) the overall supply of domestic and foreign oil or gas from currently producing and subsequently discovered fields,
(iii) the extent of importation of foreign oil or gas, (iv) the marketing and competitive position of other fuels, including alternative fuels, as well as other sources of energy, (v) the proximity, capacity and cost of oil or gas pipelines and other facilities for the transportation of oil or gas, (vi) the regulation of allowable production by governmental authorities, (vii) the regulations of the Federal Energy Regulatory Commission governing the transportation and marketing of oil and gas, and (viii) international political developments, including nationalization of oil wells and political unrest or upheaval in South America, Iraq, Kuwait, Iran and other areas. All of the aforementioned factors, coupled with the Company's ability or inability to engage in effective marketing strategies, may affect the supply or demand for the Company's oil or gas and, thus, the price attainable therefore.

FINANCIAL INFORMATION RELATING TO FOREIGN AND
DOMESTIC OPERATIONS AND EXPORT SALES

    The table below sets forth, for each of the last three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of the Company's geographical areas, and the amount of its export sales.

Sales to unaffiliated customers:                       1995               1994               1993
                                                   -----------        -----------        -----------
  United States                                    $ 1,403,668        $ 2,094,235       $  1,783,792
  Colombia                                           1,214,213          1,169,323          2,107,801
  Peru                                                 166,069            122,068              -

Sales or transfers between
geographic areas:
  United States                                          -                  -                  -
  Colombia                                               -                  -                  -
  Peru                                                   -                  -                  -

Operating profit or loss:
  United States                                       (518,462)           717,824            478,495
  Colombia                                            (299,188)        (8,309,950)       (10,441,991)
  Peru                                                 100,928             81,044              -

Identifiable assets:
  United States                                     13,565,280         14,481,904         15,097,120
  Colombia                                          14,136,257         13,580,190         18,589,440
  Peru                                               4,247,975          2,717,167              -

Export sales:                                            -                  -                  -


INSURANCE; ENVIRONMENTAL REGULATIONS

    The Company's operations are subject to all risks normally incident to (i) oil and gas exploratory and drilling activities, including, but not limited to, blowouts, extreme weather conditions, pollution and fires; and (ii) the refining of petroleum products. Any of these occurrences could result in damage to or destruction of oil and gas wells, related equipment, production facilities, and may otherwise inflict damage to persons and property. The Company maintains comprehensive and general liability coverage, as is customary in the oil and gas industry and coverage against most risks, although no assurance can be given that such coverage will be sufficient to cover all risks, be adequate in amount, or that any damages suffered will not be governed by exclusionary clauses, thereby rendering such coverage incomplete or non-existent to protect the Company's interest in specific property. The Company is not fully covered for damages incurred as a consequence of environmental mishaps. The Company believes it is presently in compliance with government regulations and follows safety procedures which meet or exceed industry standards. Because the Company's oil and gas operations are carried out in countries where the cost of environmental compliance is relatively low, such compliance is not expected to have a material effect upon the capital expenditures, earnings or competitive position of the Company.

MARKETING

    During 1993 and for the four months ended April 30, 1994, the Company sold all of its oil production from its Colombian properties to Ecopetrol.
Effective May 1, 1994, the Company entered into an agreement with Carbopetrol S.A. to sell all of its crude oil currently produced in Colombia. This contract is a 6-month renewable fixed-price sales contract for all crude oil produced by the Company from the Toqui-Toqui field. Payments are made in Colombian Pesos adjusted for expected exchange fluctuation. Prices are based on the price of local fuel oil and, effective March 1996, are equivalent to a net price to the Company of approximately $8.40 per barrel of oil. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Exploration and Production Activity.") In Peru, a contract with PetroPeru provides for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to the operator of approximately 65% of the world basket price for the field, which, based on a gross price of $16.53 per barrel in January 1996, provided a net price to the Company of approximately $10.75 per barrel of oil.

    Sales of the Company's crude oil to Carbopetrol S.A. in Colombia accounted for 39% and 18% of the Company's 1995 and 1994 revenues, respectively. Sales to Ecopetrol accounted for approximately 10% and 47% of the Company's 1994 and 1993 revenues, respectively. Lease fees from Gold Line accounted for approximately 42%, 59% and 43% of the Company's 1995, 1994 and 1993 revenues, respectively. There is no assurance that Gold Line will be able to meet its obligations under the lease, however, if Gold Line could not complete its obligations under the Refinery lease, the Company believes it could obtain another lessee on substantially the same terms as Gold Line's lease or operate the Refinery itself. (See "Management Plans"above.)

    Management does not believe that the loss of Carbopetrol S.A. or PetroPeru as customers would materially adversely effect the Company's operations. In the past, the Company has been approached by other purchasers of oil willing to purchase the Company's production on terms similar to those in effect with its current purchasers. While no assurance can be given, Management believes that it would be able to sell its oil and gas to other persons on terms similar to that being offered from time to time by the Company's present purchasers.

    In addition, continuing market for the Company's oil and gas will depend upon numerous factors, many beyond the control of the Company, and most of which are not predictable. These factors include regulation of oil production, price controls on petroleum and petroleum products, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

SOURCES AND AVAILABILITY OF RAW MATERIALS

    The Company purchases all raw materials needed for its operations from major suppliers and manufacturers located throughout the United States, Colombia and Peru. The Company believes that these materials are in good supply and are available from multiple sources.

EMPLOYEES

    As of April 6, 1996, the Company employed 33 persons on a full-time basis:
13 persons who are engaged in management, accounting and administrative functions in the United States, 19 in management, technical and administrative functions in the Company's offices in Bogota, Colombia, and 1 technical person in Lima, Peru. The Company frequently engages the services of consultants that are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company believes that relations with its employees are satisfactory.


ITEM 2.  PROPERTIES

OFFICE FACILITIES

    The Company leases approximately 2,900 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased effective November 1, 1994 for a period of four years at a monthly rental rate of $6,546. In addition, the

Company leases approximately 3,400 square feet of office space in Houston, Texas. The lease expires in November 1997 and provides for a monthly rental of $3,570.

    The Company leases approximately 15,000 square feet of office space in Bogota, Colombia under an annually renewable lease. The Company renewed the lease for one year on March 1, 1996; however it now occupies approximately 3,400 square feet, for which it pays $3,000 per month in rent. The remainder is being sublet at approximately the same rate as the Company's obligation.

    The Company also owns 87 acres of land in Lake Charles, Louisiana where its oil Refinery is located. In addition to the structure and equipment comprising the Refinery facility, the Refinery assets include an approximately 4,000 square foot office building and three metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 3,800 square feet.

OIL AND GAS ACREAGE AND WELLS

    Gross acreage presented below represents the total acreage in which the Company owns a working interest and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

    The table below indicates the Company's developed and undeveloped acreage as of December 31, 1995.

                    Gross               Gross              Net               Net
                 Developed        Undeveloped        Developed        Undeveloped
                   Acreage            Acreage          Acreage            Acreage
                   -------            -------          -------          ---------
Colombia           19,379              13,474            6,201              4,312

Peru                    -              76,788                -             49,912

         The table below indicates the Company's gross and net oil and gas wells as of December 31, 1995. Gross wells represents the total wells in which the Company owns a working interest and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                       Productive Wells
                                       ----------------

                        Total                   Oil                         Gas
                        -----                   ---                         ---
                Gross          Net        Gross         Net        Gross          Net
                -----          ---        -----         ---        -----          ---
Colombia           20          8.4           20         8.4            -            -

Peru*               4          2.6            4         2.6            -            -
- --------------------------

*Still under evaluation

OIL AND GAS PRODUCTION

         The table below indicates the Company's net oil and gas production, by country, for each of the five years in the period ended December 31, 1995, 1994, 1993, 1992, and 1991, along with the average sales prices for such production during these periods.

                                                          PRODUCTION
                                                          ----------

                                 Oil (in             Average Net Sales         Gas          Sales Price
                                Barrels)            Price (per Barrel)     (in mcf)          (per mcf)
                                --------            ------------------     --------          ---------
1995-Colombia                    137,821                $ 8.01                   -                 -
    -Peru                         17,794                  9.29                   -                 -

1994-Colombia                    121,643                $ 8.91                   -                 -
    -Peru                         17,534                  6.94                   -                 -

1993-Colombia                    132,756                $14.12                   -                 -

1992-United States                 3,570                $20.17             225,247             $1.55
    -Colombia                     71,236                 14.91                   -                 -

1991-United States                 5,963                $17.16             345,131             $1.30
    -Colombia                     82,574                 12.55                   -                 -

           Average foreign lifting costs in 1995, 1994, 1993, 1992 and 1991 were approximately $2.75, $4.64, $9.02, $9.11, and $4.84 per equivalent barrel of oil, respectively. The Company's average domestic lifting costs for 1992 and 1991 were approximately $10.26 and $8.35 per equivalent barrel of oil, respectively.

RESERVES

         Huddleston & Co., Inc., petroleum and geological engineers, performed an evaluation to estimate proved reserves and future net revenues from oil and gas interests owned by the Company as of January 1, 1996. As of January 1, 1996, all of the Company's proved reserves were located in Colombia. The report, dated March 22, 1996, is summarized below. Future net revenues were calculated after deducting applicable taxes and after deducting capital costs, transportation costs and operating expenses, but before consideration of Federal income tax. Future net revenues were discounted at a rate of ten percent to determine the "present worth". The present worth was shown to indicate the effect of time on the value of money and should not be construed as being the fair market value for the Company's properties. Estimates of future revenues did not include any salvage value for lease and well equipment or the cost of abandoning any properties.

                                             COLOMBIAN RESERVES
                                                                                            Future Net
                                                                         Future             Revenues
                                 Net Oil                                   Net              Discounted
                               (Barrels)          Net Gas (mmcf)         Revenues            at 10%
                              ----------          --------------         --------            --------
Proved Developed
  Producing                      844,000                724            $5,452,000          $ 3,311,000

Proved Developed
  Non-Producing                  169,000              4,376             5,464,000            3,134,000

Proved Undeveloped             3,093,000              6,281            16,317,000            6,379,000
                               ---------             ------           -----------          -----------

         TOTAL                 4,106,000             11,381           $27,233,000          $12,824,000
                               =========             ======           ===========          ===========

              Huddleston & Co., Inc. used the net market price, exclusive of transportation cost, of $8.72 per average barrel of oil and $1.00 per MCF of gas in their report. The oil prices utilized were the prices received by the Company as of December 31, 1995 for oil produced from the Company's leaseholds. The gas prices utilized were based on the Ecopetrol spot price at December 31, 1995. The prices were held constant throughout the report except for where contracts provide for increases.

              Operating costs for the Company's leaseholds include direct leasehold expenses only. Capital expenditures were included as required for new development wells, developed non-producing wells and current wells requiring restoration to operational status on the basis of prices supplied by the Company.

              The report indicates that the reserves were estimates only and should not be construed as being exact quantities. These reserves may or may not be actually recovered, and, if recovered, the revenues therefrom and the actual costs related thereto could be more or less than the estimated amounts. Because of governmental policies and uncertainties of supply and demand, the actual sales rates and prices actually received for the reserves along with the cost incurred in recovering such reserves, may vary from those assumptions included in the report. The report further states that estimates of reserves may increase or decrease as a result of future operations.

              In evaluating the information at their disposal concerning the report, Huddleston & Co. excluded from consideration all matters as to which legal or accounting interpretation may be controlling. As in all aspects of oil and gas evaluation, there are uncertainties inherent in the interpretation of engineering data and such conclusions necessarily represent only informed professional judgments.

              The data used in the Huddleston & Co. estimates were obtained from the Company and were assumed to be accurate by Huddleston & Co. Basic geologic, engineering and field performance data are maintained on file by the Company.

DRILLING

              The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.

                                         1995                      1994                     1993
                                 Gross            Net      Gross         Net          Gross        Net
                                 -----            ---      -----         ---          -----        ---
Exploratory Wells:
  South America
  Oil                                -              -       2.00         1.15             -          -
  Gas                                -              -          -           -              -          -
  Dry                                -              -          -           -           3.00       2.80
                                  ----           ----       ----         ----          ----       ----
      TOTAL                          -              -       2.00         1.15          3.00       2.80

Development Wells:
  South America
  Oil                             2.00           1.30       2.00        1.30           6.00       2.40
  Gas                                -              -          -           -              -
  Dry                                -              -          -           -              -
                                  ----           ----       ----        ----           ----       ----
      TOTAL                       2.00           1.30       2.00        1.30           6.00       2.40
                                  ----           ----       ----        ----           ----       ----

TOTAL                             2.00           1.30       4.00        2.45           9.00       5.20
                                  ====           ====       ====        ====           ====       ====

ITEM 3. LEGAL PROCEEDINGS

      Except as described below, there is no litigation pending to which the Company is a party or to which any of its properties is subject. Further, except as described below, there are no proceedings known to be contemplated by United States or foreign governmental authorities relating to either the Company or its properties.

      In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, even in light of the findings of the TAM, the IRS Appeals officer has indicated to AIRI that the IRS still wants to negotiate a settlement. As a result, AIRI has scheduled a meeting for April 30, 1996 with the IRS Appeals Office to discuss the situation. Depending upon the results of this meeting, the Company will decide whether to litigate or settle this situation. Regardless of whether the Company decides to litigate or settle, it believes it will incur some form of liability, either in legal expenses or payments to the IRS, or some combination of both. Consequently, it has provided an allowance during 1995 of $250,000 for this potential incurrence of expenditures, although at this time, the Company is unable to determine exactly what liability may arise from this assessment.

      On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al. v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Petroleum Corporation, American International Refinery, Inc., Joseph Chamberlain individually (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. Responsive pleadings have been filed by AIRI to this action and to the three amendments which added plaintiffs, defendants and restructured the plaintiff's claims (deleting some claims and adding new claims). The lawsuit alleges, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs seek an unspecified amount of damages, including special and exemplary damages. AIRI continues to vigorously defend such action. In March 1996, the Company and AIRI filed an Exception of Prescription which is expected to eliminate most of the plaintiffs claims. At this time, the Company is unable to determine what, if any, liability may arise from this action.

      In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked-out PAIPC personnel from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was cancelled by the government due to the fact PAIPC did not complete the minimum work program required under the License Contract. However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been cancelled, the Company expects the legal action by Rio Bravo will be decided in PAIPC's favor. PAIPC has also filed counter-claims and is in the process of filing liens against Rio Bravo to defend its interests in the Block and License Contract and continues to participate in meetings with the government related to the activities in the Block and in all matters of administration and execution of the obligations in the License Contract. At this time, the Company is unable to determine what, if any, liability or benefits may arise from this action.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                    PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

      The Company's Common Stock and its Class A Warrants are traded on NASDAQ/NMS under the symbols "AIPN" and "AIPNW", respectively. The following table sets forth, for the periods indicated, the range of closing high and low bid prices of the Common Stock and the Class A Warrants as reported by NASDAQ. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                         Common Stock                         Class A Warrants
                                         ------------                         ----------------
                                 High Bid          Low Bid                High Bid        Low Bid
                                 --------          -------                --------        -------
1994   First Quarter               $2.12            $1.22                   $0.40          $0.31
       Second Quarter               1.40             0.94                    0.25           0.09
       Third Quarter                1.44             0.94                    0.28           0.12
       Fourth Quarter               1.40             1.00                    0.25           0.12

1995   First Quarter               $1.89            $0.84                   $0.34          $0.13
       Second Quarter               1.00             0.63                    0.16           0.06
       Third Quarter                1.28             0.56                    0.22           0.09
       Fourth Quarter               1.22             0.53                    0.22           0.09

      At April 1, 1996, the Company had approximately 1,280 shareholders of record of its Common Stock and 79 holders of record of its Class A Warrants. The Company estimates that an additional 10,000 shareholders hold Common Stock in street name.

DIVIDEND POLICY

      Certain covenants set forth in the indentures governing certain outstanding Debentures of the Company prohibit payment of cash dividends. The present policy of the Board of Directors is to retain earnings to finance the operations and development of the Company's business. Accordingly, the Company has never paid cash dividends on its Common Stock, and no cash dividends are contemplated to be paid in the foreseeable future. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".)


ITEM 6.    SELECTED FINANCIAL INFORMATION

      The following selected financial data for each of the five years in the period ended December 31, 1995 have been derived from the audited consolidated financial statements for those respective years. (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations".) The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein.

                                                 For the Years Ended December 31,
                                  1995             1994             1993             1992               1991
                                  ----             ----             ----             ----               ----
Condensed consolidated
statement of operations:
  Revenues                $  2,811,308    $   3,508,514    $   3,990,156     $  3,381,453      $   2,491,527
  Net loss(1)               (4,338,322)     (10,966,914)     (14,139,737)      (4,987,144)        (3,651,540)
  Net loss per share(2 )         (0.20)           (0.65)           (2.23)           (0.90)             (0.99)

                                                              At December 31,
                                  1995             1994             1993             1992               1991
                                  ----             ----             ----             ----               ----
Condensed consolidated
balance sheet:
  Working capital deficit  $(3,402,541)     $   (28,462)     $(7,507,056)     $(6,476,996)       $  (742,157)
  Total assets              32,640,362       32,229,713       34,996,925       45,391,666         32,938,318
  Total liabilities         11,349,670       10,255,687       18,878,148       15,685,931          6,296,958
  Long-term debt             5,432,671        6,601,421        7,812,500        5,250,000         10,451,320
  Stockholders' equity      21,290,692       21,974,626       16,118,777       29,705,731         16,641,360
  Cash Dividends declared            0                0                0                0                  0
- --------------------------------

1) Net loss in 1994 and 1993 included a provision for the write down of the carrying costs of oil and gas properties of $6,904,000 and $9,975,000, respectively.

2) Adjusted, as applicable, to give effect to the one-for-10 reverse stock split effectuated by the Company on October 28, 1993. (See Note 1 to the Consolidated Financial Statements.)


ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

      During the last three years, the Company has had difficulty generating sufficient cash flow to fund its operations, capital expenditures and required principal payments. As a result, the Company has from time to time operated with limited liquidity or negative working capital. In order to continue operations under such circumstances, the Company has historically relied on outside sources of capital.

      At December 31, 1995 the Company had an unrestricted cash balance of $162,218 compared to $943,000 at December 31, 1994. During the year ended December 31, 1995, the Company utilized approximately $274,000 for operations. Net loss for the period totalled $4,338,000, including non-cash provisions for depreciation, depletion and amortization of $1,502,000, non-cash provisions for bad debts and a contingent excise tax liability (or for legal expenses related thereto, or both) of $711,000 and $250,000, respectively, and a non-cash charge of $56,000 related to initial employment signing bonuses, and for forgiveness of amounts receivable from an employee stock purchase. Approximately $189,000 was used during the period to increase current assets other than cash, and approximately $1,985,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations during 1995 was provided, in part, by the issuance of Common Stock in an aggregate amount of approximately $3,723,000.

      During the years ended December 31, 1994 and December 31, 1993, the Company generated net losses of $10,967,000 and $14,140,000 respectively.
There were non-cash charges in 1994 and 1993 of $6,904,000 and $9,975,000, respectively, for reductions in the carrying costs of oil and gas properties due primarily to prior-period reductions in the estimated volume of proven oil and gas reserves for these periods. There was also a non-cash provision of $211,000 in 1994 for an adjustment to the exercise price of certain outstanding warrants. Cash flow provided from operations in 1994 and 1993 totalled $5,110,000 and $3,648,000, respectively. Cash flow from operations was adjusted for depreciation, depletion and amortization of $1,699,000 and $1,136,000 in 1994 and 1993, respectively.

 Additionally, $277,000 and $228,000 in 1994 and 1993, respectively, were invested in current assets other than cash. Accounts payable increased by $3,234,000 and $847,000 in 1994 and 1993 respectively. Additional uses of funds during the periods included investments in oil and gas properties during 1994 and 1993 of $5,557,000 and $5,680,000, respectively, net of certain recoverable costs, and investment in the Refinery of $289,000 in 1993. Total cash used in operations and investment activity during the years ended December 31, 1994 and 1993 was $10,341,000 and $8,610,000, respectively.

      Cash was provided primarily from outside sources, including $14,978,000 and $2,646,000 from the issuance of common stock during 1994 and 1993, respectively; $770,000 from the exercise of common stock warrants and options in 1993, and $60,000 and $5,237,000 in 1994 and 1993, respectively, in proceeds from the issuance of long term debt.

      The Company's 12% Secured Debentures (the "Debentures") require certain principal payments and contain certain restrictive covenants and conditions with which the Company must comply. During the next twelve months approximately $1,229,000 and $421,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable in December 1996 and one-half of the interest is payable in each of June and December 1996. The Company is currently having discussions with the principal holder of the Debentures regarding the possibility of prepaying them at a discount from face value. In the event the Company is not successful in accomplishing a prepayment to MGTF, it believes it will be capable of fulfilling its normal payment obligations under the respective Debenture and Note agreements with MGTF. However, in the event the Company is unable to meet its obligations pursuant to the Debentures in a timely manner, the Company's oil and gas reserves and its operations may be adversely affected.

      As of March 22, 1995, the Company amended certain terms of its Loan Agreement with MG Trade Finance Corp. ("MGTF"), extending the due date for the unpaid balance from May 31, 1995 to March 31, 1998. In addition, payments on the loan have been reduced from 100% to 50% of the monthly lease fee proceeds the Company receives from Gold Line (See "Item 1 - Business - Refinery Financing Activities"). If lease fees are not sufficient to satisfy all accrued interest and principal when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations, including any liability that may arise from any claims or settlements related to the Refinery. (See "Item 3
- - Legal Proceedings"). The Loan Agreement contains certain restrictive covenants and requirements. The Company and MGTF have from time to time amended the Loan Agreement or waived certain events of technical default.

      During 1995, Gold Line incurred various financial and purchasing problems which resulted in diminished throughput volumes and lower lease fees to the Company and also prevented Gold Line from making its note payments to the Company as scheduled in September and December 1995 (See "Item 1 - Business - Refinery Lease"). These problems resulted in lower cash flow to the Company of up to $1.4 million, which required it to utilize other methods to acquire funds necessary to satisfy its monetary and contractual obligations, including the issuance of equity, as described above. During the first quarter of 1996, the Company issued shares of its common stock in exchange for cash and services rendered to the Company totalling an aggregate of approximately $991,000 placed in accordance with the safe harbor provided by Regulation S as promulgated by the SEC.

      In March 1996, Gold Line was successful in solving its financial and purchasing problems, and secured a new one-year $45 million fuel supply contract with the DFSC. As a result, Gold Line expects to process higher volumes of feedstock through the Refinery, which should enable it to make its scheduled quarterly principal and interest note payments to the Company beginning in June 1996. In addition, Gold Line's lease fees increased to $.50 per barrel of feedstock in 1996 from $.40 per barrel in 1995. During March 1996, Gold Line processed a high of approximately 18,000 daily barrels of feedstock and was processing an average of 15,500 barrels of feedstock per day. It expects to average 16,000 barrels per day during the remainder of the lease, a level it needs to maintain in order to meet its obligations under its two DFSC contracts. The combination of Gold Line's note payments and increased lease fees could provide the Company with approximately $1.8 million more cash flow during the next twelve months than during the last.

      Also in March 1996, the Company received net proceeds of $1,350,000 from the sale of 10% Convertible Subordinated Redeemable Debentures (the "10% Debentures") in a private placement to various foreign buyers under Regulation
S. At its option, the Company may redeem any or all of the 10% Debentures after issue and prior to conversion by paying to the holder in cash 135% of the then outstanding principal balance of the 10% Debentures plus accrued interest to date. Such payment may also be made at the Company's option within 15 days of receipt of a conversion notice by the Company from the holder(s). In addition, the Company, at its sole option, may force conversion at any time on and after 120 days from the date of issuance of the 10% Debentures if the average closing bid price for the Company's common stock for five consecutive trading days shall be in excess of $1.50. The holders of the 10% Debentures may convert all or any amount over $25,000 of the original principal amount commencing May 11, 1996 into shares of the Company's common stock at a conversion price per share equal to the lower of (i) 65% of the average closing bid price of the Common Stock for the five business days immediately preceding the date of receipt by the Company of notice of conversion or (ii) 65% of the average of the closing bid price of the Common Stock for the five business days immediately preceding the date of Subscription by the holders. The Company is utilizing the proceeds from the 10% Debenture to repay debts and for working capital purposes.

      The Company has received an offer from an oil company and inquiries from various others regarding a possible farmout of its new Chicoral discovery and its other Colombian properties in return for cash and drilling obligations in the Company's Toqui-Toqui field. Such a transaction could provide the Company with capital to repay a major portion of its recently-issued 10% Debenture, while ensuring that its Chicoral discovery would be fully exploited in the shortest time practicable with little or no cost to the Company. Although a farmout would result in a lower overall Company ownership interest of its Colombian reserves, the net result to the Company could be an increase in its oil and gas reserve base, a stronger balance sheet and greater potential for earnings and cash-flow growth.

      The Company has no remaining drilling or work obligations in Colombia or Peru. Depending upon available funds, or whether the Company is successful with its farmout plans, the Company estimates it could utilize up to $4,000,000 for exploration and development of its properties and prospects in South America during the next twelve months.

      In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional, an Indonesian company ("PNMI"), whereby the Company is expected to earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia by providing 100% of the funding for the exploration, development and operation of the TAC. Full exploration and development of the TAC is expected to cost between $2 and $3 million over the next three years, of which approximately $700,000 will be required during 1996. As a portion of its obligations under the Farmout Agreement ($100,000), the Company issued, pursuant to Regulation S of the Securities Act of 1933, 100,000 shares of its common stock to PNMI. The Company will be the operator of the joint operations and the TAC and is to be reimbursed for 175% of all expenditures, pursuant to the cost recovery provisions in the TAC, before any distribution of profits to PNMI can occur. The Company will also be entitled to recoup Indirect Overhead charges up to five percent of total expenditures, which amount will be part of the cost
recovery.   All monetary obligations the Company may have under the Farmout
Agreement are subject to PNMI receiving governmental certification and Pertamina's approval to conduct operations under this TAC, which PNMI expects to occur in May of 1996. Under certain circumstances however, the Company could decide not to proceed with the project.

      The Company intends to meet its capital and operating funds requirements in the near term from revenues generated from operations, and from additional financing as necessary. However, there is no assurance of success of any farmout or financing efforts the Company may pursue or the timing or success of the exploitation of its discoveries in Colombia and Peru, its potential projects in Indonesia, and/or its VDU project. In the event the Company is not able to fund its exploration and development projects on its own in a timely manner, Management believes it will be able to obtain partners for certain projects.

      The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company receives proceeds from sales of oil and gas in Colombia and Peru in local currency and utilizes these receipts for local operations. Periodically funds are transferred from U.S. accounts to Colombia and Peru and converted into pesos and soles, respectively, when the local currency is insufficient to meet obligations payable in local currency.

IMPACT OF CHANGING PRICES

      The Company's revenues, its ability to repay indebtedness and the carrying value of its oil and gas properties are affected by changes in oil and gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations that are beyond the ability of the Company to control. Since crude oil prices are an important determining factor in the carrying value of oil and gas assets, significant reductions in the price of crude oil could require non-cash write-downs of the carrying value of those assets. This occurred in 1993, when the prices the Company received for its crude oil declined significantly. As a consequence, a reduction in the carrying value of the Company's oil and gas properties of $9,975,000 was recorded during the fourth quarter 1993. In 1994 however, prices increased, thereby reducing the impact of a reduction of previous estimates of proven reserve quantities by the Company's independent reservoir engineers, whose estimate for that period resulted in a further reduction of the carrying value of the Company's oil and gas assets of $6,904,000 during the fourth quarter of 1994.

      No reduction in the carrying value of the Company's oil and gas assets was necessary at December 31, 1995.

RESULTS OF OPERATIONS

      The following table highlights the results of operations for the years ended December 31, 1995, 1994 and 1993.


                                                            For the Years Ended December 31,

                                                 1995                      1994                    1993
                                                 ----                      ----                    ----
Exploration and Production Activity:
Colombia Properties:
   Revenue - Oil Sales (000's)                 $ 1,104                  $  1,083                $  1,874
   Lease Operating Expenses (000's)                364                       564                   1,197
   Production Volume -                         137,821                   121,643                 132,756
   Average Price per Bbl                          8.01                      8.91                   14.12
   Production Cost per Bb                         2.65                      4.64                    9.02
   DD&A per Bbl (1)                               3.86                      5.51                    3.82

Peru Properties:
   Revenue - Oil Sales (000's)                 $   166                   $   122                     -
   Lease Operating Expenses (000's)                 65                        41                     -
   Production Volume - Bbls                     17,794                    17,534                     -
   Average Price per Bbl                          9.29                      6.96                     -
   Production Cost per Bbl                        3.66                      2.34                     -
   DD&A per Bbl(1)                                 -                         -                       -

Refinery Operations:
   Refinery Lease Fees (000's)                 $ 1,185                   $ 2,065                 $ 1,735
   Average Daily Throughput (Bbls)               8,116                    14,518                  13,874
   Average Throughput Fee                         0.40                      0.39                    0.34
- -----------------------------

(1) DD&A does not include provision for reduction of oil and gas properties of $6,904,000 and $9,975,000 in 1994 and 1993, respectively. Also excludes Peruvian activity since all related properties are currently considered "unevaluated".


PRODUCTION ACTIVITY


For the Year ended December 31, 1995 compared to the Year ended December 1994.

      Oil production in 1995 increased to 155,615 barrels, a 12% increase over 1994. Average oil prices declined however, by 6% or $.50 per barrel, to $8.16 in 1995 as compared to $8.66 in 1994. The net effect of these occurrences resulted in a $65,000 (5%) increase in the Company's oil revenues in 1995 compared to 1994.

      Production cost declined by $184,000 (30%) in 1995 compared to 1994, primarily due to transportation costs incurred during the first four months of 1994, which were not incurred after that time. Effective May 1, 1994 the Company sells all of its crude oil directly to an end-user at the well head, eliminating transportation costs.


For the Year ended December 31, 1994 compared to the Year ended December 31, 1993.

      Oil and gas revenues decreased by $791,000, or 42%, in 1994 compared to 1993. Approximately 60% of the decrease resulted from the Company's new crude oil sales contract, which became effective May 1, 1994. Under the terms of the new contract, the Company sells its crude oil directly to an end user at the well head. Therefore, the transportation cost, which was included in the selling price during 1993, was excluded from the price under the new agreement. Approximately 30% of the decline was related to a 20% decrease in the average price of the Company's crude oil in 1994 as compared to 1993, reflecting the overall weakness in the world oil market during much of 1994. The remaining portion of the decline was due to an 8% decrease in the total oil produced in 1994 as compared to the previous year.

      Production costs decreased by $593,000, or 54%, in 1994 as compared to 1993. Approximately half of the decline was due to the elimination of transportation costs, mentioned above. The remainder was due to decreased workover and well maintenance activity in 1994 as compared to 1993.

REFINERY OPERATIONS

For the Year Ended December 31, 1995 compared to the Year Ended December 31, 1994

      The Company leases its refinery to Gold Line Refinery Ltd. As lessee, Gold Line is responsible for all operating costs of the refinery. The Company charges Gold Line a fee for each barrel of feedstock processed at the refinery. The fee during 1995 was $.40 per barrel of throughput, which increased to $.50 per barrel on January 1, 1996. This rate continues until the Lease expires on March 31, 1998.

      Refinery lease fees declined by approximately 43% in 1995 to $1,185,000 as compared to 1994. The decline relates primarily to financing and purchasing problems encountered by Gold Line during 1995 (See "Item 1 - Business - Refinery Lease"). As a result, Gold Line experienced a 44% decline in its annual throughput in 1995 compared to 1994. However, Gold Line, as previously discussed, has apparently resolved these problems and in March 1996 secured a one-year $45 million fuel supply contract with the DFSC which, when combined with its other contract with the DFSC, is expected to result in Gold Line processing 16,000 barrels of feedstock per day. This increased activity should provide the Company with minimum annual lease fees of approximately $2.9 million. Gold Line has also indicated to the Company that it is attempting to obtain supplemental fuel supply contracts, which would call for an additional 4,000 barrels per day of throughput volume to be processed in the Refinery. There can be no assurance at this time, however, that Gold Line will continue to process an average of 16,000 barrels of feedstock per day or be successful in securing supplemental contracts.

For the Year Ended December 31, 1994 compared to the Year Ended December 31, 1993.

      Refinery lease fees increased approximately 19% to $2,065,000 in 1994 as compared to 1993. The increase was due primarily to a 15% increase in the per-barrel throughput fees charged to Gold Line in the last half of 1994 and a 5% increase in the average daily throughput compared to the previous year.

OTHER INCOME

      Other income increased by $118,000 (50%) during 1995 to $356,000 as compared to 1994. A 60% increase in interest income in 1995 related to the Gold Line note was partially offset by a 10% decrease in 1995 compared to 1994 of foreign exchange gains, primarily due to narrower fluctuations in the currency exchange rates between the United States and Colombia.

      Other income declined by 38% during the year ended December 31, 1994 as compared to the same period in 1993, primarily due to narrower fluctuations in the currency exchange rates between the United States and Colombia during 1994 as compared to 1993.

GENERAL AND ADMINISTRATIVE

      Total General and Administrative Expenses ("G&A") during 1995 decreased by $564,000, or 14%, compared to 1994. Payroll expenses declined by $255,000 (6%) during 1995 compared to 1994. Decreases also occurred in the following categories during 1995 versus 1994: professional fees, $73,000; travel, $69,000; office rents, $60,000; public relations, $60,000; insurance, $33,000; and office operating expenses, $54,000. Further declines are expected during 1996 as the Company continues its efforts to reduce overhead costs.

      Total G&A declined by only 1% in the year ended December 31, 1994 as compared to 1993. However, excluding capitalized G&A and G&A reimbursements related to exploration and development projects, which decreased by approximately $420,000, or 46%, in 1994 as compared to 1993, and other non-cash items, the Company's overall G&A declined by approximately $541,000, or 11%, in 1994 as compared to the same period in the previous year. A 21% decrease in payroll of $467,000 and a 30% decrease in investor relations of $120,000 were partially offset by a 76% increase in legal expenses of $130,000, related primarily to an environmental lawsuit and excise tax dispute with the Internal Revenue Service. The reductions in the capitalization and reimbursements of G&A during 1994 as compared to 1993 resulted primarily from reduced exploration and development during 1994 as compared to 1993.

INTEREST

      Interest expense decreased 20% by $262,000 during the year ended December 31, 1995 as compared to 1994. Excluding a decrease in non-cash amortized bond costs of $95,000, which are included in the interest expense category, interest expense decreased by $167,000 during 1995 versus 1994, primarily due to reduced debt balances.

      Interest expense decreased by $224,000, or 15%, during the year ended December 31, 1994 as compared to 1993, primarily due to reduced debt balances in 1994.

ADOPTION OF ACCOUNTING STANDARD

      On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, identified intangibles and goodwill related to those assets and requires that the carrying amount of impaired assets be reduced to fair value. SFAS No. 121 has been adopted by the Company and had no effect on its financial statements for the year ended December 31, 1995.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The financial information required by Item 8 follows Item 14 of this Report and is hereby incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The following table sets forth information concerning the Company's executive officers and directors.

Name                              Age                              Position(s)
- ----                              ---                              -----------
George N. Faris                   55                        Chairman of the
                                                            Board of Directors and
                                                            Chief Executive Officer

Denis J. Fitzpatrick              51                        Vice President, Secretary and
                                                            Chief Financial Officer

William L. Tracy                  48                        Treasurer and Controller

Daniel Y. Kim                     71                        Director

Donald G. Rynne                   73                        Director

William R. Smart                  75                        Director


           BIOGRAPHICAL INFORMATION

           Dr. George N. Faris has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1981. Dr. Faris was the founder of ICAT, an international engineering and construction company, and served as its President from ICAT's inception in 1972 until October 1985. Prior to 1972, Dr. Faris was the President and Chairman of the Board of Directors of Donbar Development Corporation, a company engaged in the patent development of rotary heat exchangers, devices which exchange heat from medium to medium and on which Dr. Faris has received a number of patents. Dr. Faris received a Ph.D. in Mechanical Engineering from Purdue University in 1968.

           Mr. Denis J. Fitzpatrick joined the Company in August 1994 as Vice President, Secretary and Chief Financial Officer. During the previous five years, Mr. Fitzpatrick was the Chief Financial Officer of Nahama & Weagant Energy Company, a publicly traded independent exploration and production company. Mr. Fitzpatrick received a B.S. degree in Accounting from the University of Southern California in 1974.

           Mr. William L. Tracy has been employed by the Company since February 1992 and was named Treasurer and Controller of the Company in August 1993.
From May 1989 until February 1992, Mr. Tracy was self-employed as an energy consultant with the Commonwealth of Kentucky. From June 1985 until May 1989, Mr. Tracy served as President of City Gas and Transmission Corp., a public oil and gas production and refining company. He received his BBA from Bellarmine College in Louisville, Kentucky in 1974.

           Dr. Daniel Y. Kim has served as a member of the Company's Board of Directors since July 1987. Dr. Kim is a Registered Professional Geophysicist in California and Colorado. From 1981 until 1984, Dr. Kim was President and Chief Executive Officer of Kim Tech, Inc., a research and development company. In 1984, Kim Tech, Inc. was merged into Bolt Industries, a public company engaged in the manufacture of air guns and auxiliary equipment used to generate shock waves in seismic exploration for oil, gas and minerals. Dr. Kim has been a director of Bolt Industries since 1984. Dr. Kim received a B.S. degree in Geophysics and a Ph.D. degree in Geophysics from the University of Utah in 1951 and 1955, respectively.

           Mr. Donald G. Rynne was elected to the Company's Board of Directors in September 1992. Mr. Rynne has been Chairman of the Board of Directors of Donald G. Rynne & Co., Inc., a privately owned company engaged in international consulting and trading, since founding that company in 1956. Mr. Rynne is also Chairman of the Board of Directors of Dynamax Maritime & Resources Ltd., a company engaged in the trading and shipping business, and has served in such capacity since August 1984, and Chairman of the Board of Directors of Centurion Maritime Ltd., a company engaged in the shipping business, and has served in such capacity since August 1984. Mr. Rynne is involved in international maritime trading and consulting, dealing primarily in the Middle East in hydrocarbon products and capital equipment. Mr. Rynne received a B.A. degree from Columbia University in 1949.

           Mr. William R. Smart has served as a member of the Company's Board of Directors since June 1987. Mr. Smart is currently a director of Executone Information Systems, Inc., an electronics manufacturer, and has served in such capacity since September 1992. Mr. Smart was Chairman of the Board of Directors of Electronic Associates, Inc., a manufacturer of electronic equipment, from May 1984 until May 1992. Since November 1, 1983, Mr. Smart has been Senior Vice President of Cambridge Strategic Management Group, a management consulting firm. Mr. Smart is also a director of National Datacomputer Company and Hollingsworth and Voss Company. Mr. Smart received a B.S. degree in Electrical Engineering from Princeton University in 1941.

           The Company's directors and executive officers are elected annually to serve until their respective successors are duly elected and qualified.


               COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

           Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by regulation to furnish the Company with copies of all Section 16(a) reports that they file.

           Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from January 1, 1995 through December 31, 1995, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that one report covering one transaction was filed late by Mr. Kenneth Durham, a former director of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

           SUMMARY COMPENSATION TABLE

           The following table discloses compensation for services rendered by the Company's Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 in 1995.

                                     Annual Compensation                           Long Term Compensation
                           -------------------------------------------         ------------------------------
Name and Principal                                        Other Annual                            All Other
    Position               Year   Salary      Bonus       Compensation          Options(#)       Compensation
- ------------------         ----   ------      -----       ------------         ------------      ------------
George N. Faris            1995  $240,000       -           $45,103(1)          202,500(2)            (3)
  Chairman of the          1994   246,923                       -                    -              $16,250(4)
  Board and Chief          1993   311,539     $25,134           -                    -               27,504(4)
  Executive Officer

Kenneth N. Durham          1995  $144,726(5)     -              -                    -                -
President and Chief        1994   169,173        -              -                    -                -
  Operating Officer        1993    21,923(6)     -              -                30,000(7)            -

Denis J. Fitzpatrick       1995  $105,000        -          18,497(8)(9)         20,000(2)            -
  Secretary, Vice          1994    38,462(10)    -           6,250(9)            20,000(11)           -
  President and Chief      1993       -          -              -                    -                -
  Financial Officer

 ---------------------------------------

(1) $35,503 of this amount constituted forgiveness of interest on a note owed to the Company, the principle of which was repaid to the Company, and $9,600 was paid as a vehicle allowance for Dr. Faris pursuant to his contract.

(2) Options issued in substitution for outstanding options. The exercise price was reduced to $1.00 per share.

(3) On October 13, 1995, the Company and Dr. Faris executed an amendment to Dr. Faris' employment agreement, pursuant to which Dr. Faris relinquished certain rights in exchange for 900,000 shares of Common Stock. (See "Employment Contract" below). The amendment to the employment agreement is subject to shareholder ratification. If the shareholders do not ratify the amendment at the next annual meeting of shareholders, the Company and Dr. Faris have agreed that the amendment will not be effective.

(4) Includes split dollar life insurance premiums of $16,250 in 1994 and $22,960 in 1993 and term life insurance premiums of $4,544 in 1993 paid by the Company on behalf of Dr. Faris.

(5) Mr. Durham resigned from employment with the Company effective on November 3, 1995.

(6) Mr. Durham joined the Company in November 1993 at an annual salary level of $190,000.

(7) Options awarded upon hiring. All such options expired 90 days after Mr. Durham's resignation.

(8) Mr. Fitzpatrick was awarded 5,000 restricted shares of Common Stock as a signing bonus, which shares were issued in 1995.

(9) Cost of living allowance payable while Mr. Fitzpatrick is based in New York is $15,000 annually.

(10) Mr. Fitzpatrick joined the Company on August 15, 1994 at an annual salary level of $105,000.

(11) Options awarded upon hiring, 50% of which are exercisable one-year after issuance, the remainder of which are exercisable after two years.


       STOCK OPTION PLANS

       The Company has established three employee stock option plans. The three plans provide for the grant of options to qualified employees (including officers and directors) of the Company, independent contractors, consultants and other persons to purchase an aggregate of 3,650,000 shares of Common Stock. The exercise price of the options granted under each plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. If an option granted under any of the plans terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under such plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

       The 1988 Incentive Stock Option Plan (the "Incentive Stock Option Plan") is to be administered by the Board of Directors of the Company or a Committee designated by them. Under the Incentive Stock Option Plan, only full-time employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options, as defined in Section 422(b) of the Internal Revenue Code of 1986, as amended ("ISO's"). ISO's may not be granted under the Incentive Stock Option Plan after July 1998. ISO's granted to Shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to 110% of the fair market value of the shares of Common Stock on the date of grant. The maximum number of shares of Common Stock reserved for issuance pursuant to the Incentive Stock Option Plan is 100,000. As of April 10, 1996, no options were outstanding pursuant to this plan.

       The 1988 Non-Qualified Stock Option Plan (the "Non Qualified Stock Option Plan") provides for the grant from time to time to key employees of the Company (including officers and directors of the Company) of options to purchase Common Stock at an exercise price determined by disinterested members of the Company's Board of Directors or by a Stock Option Committee which may be appointed. Options are granted for a five-year period and become exercisable on a pro-rata basis over three years at the end of each month subsequent to the date of grant, provided the optionee is employed by the Company at the end of such month. The maximum number of shares of Common Stock reserved for issuance pursuant to the Non-Qualified Stock Option Plan is 50,000. As of April 10, 1996, no options were outstanding pursuant to this plan.

       The Company's 1995 Stock Option Plan (the "1995 Plan") was approved by the Board of Directors on November 8, 1995, and it is subject to shareholder approval. If the shareholders do not approve the 1995 Plan, all options issued under the 1995 Plan will be non-qualified stock options. The 1995 Plan is to be administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive ISO's or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's.

       Options may not be granted under the 1995 Plan after November 7, 2005. ISO's granted to Shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The maximum number of shares of Common Stock reserved for issuance pursuant to the 1995 Plan is 3,500,000. The total number of options granted under the 1995 Plan, as of April 10, 1996 was 302,500, which were merely repriced options granted in substitution for options previously held.

       OPTION GRANTS IN LAST FISCAL YEAR

       The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1995, exercise information and potential realizable value. All of the options granted in 1995 were repriced options granted in substitution for options previously held by such officers.


                                                Individual Grants
                                                -----------------                     Potential Realizable
                         Number of    Percent of                                      Value at Assumed
                         Securities   Total Options                                   Annual Rates of Stock
                         Underlying   Granted to                                      Price Appreciation
Options                  Employees    Exercise                     Expiration         for Option Term
Name                     Granted(#)   in Fiscal Year  Price($/sh)    Date        5%($)     10%($)
- ----                     ----------   --------------  -----------  ----------    -----     ------

George N. Faris           202,500         82.7%           $1.00     12/31/97      -0-        -0-

Denis J. Fitzpatrick       20,000          8.2%           $1.00      8/15/98      -0-        -0-


       AGGREGATE OPTION EXERCISES IN 1995 AND OPTION VALUES AT DECEMBER 31, 1995

          The table below includes the number of shares covered by both exercisable and unvested stock options owned by certain executive officers as of December 31, 1995. Also reported are the values for "in-the-money" options which represent the positive spread between exercise price of any such stock options and the year-end price.

                          Shares
                        Acquired or       Value      Number of Unexercised             Value of Unexercised
Name                     Exercised      Realized    Options at Year End (#)          In-the-money Options(1)
- ----                    -----------     --------    -----------------------          -----------------------

                                                    Exercisable Unexercisable      Exercisable  Unexercisable
                                                    ----------- -------------      -----------  -------------
George N. Faris              -              -          202,500       -                  -             -

Kenneth N. Durham            -              -           20,000(2)  10,000               -             -

Denis J. Fitzpatrick         -              -           10,000     10,000               -             -

- -------------------------------

(1) The closing price of the Common Stock on the last day of the year ended December 31, 1995 was $.63.

(2) Mr. Durham left the Company on November 3, 1995, and his options expired on February 1, 1996.


       EMPLOYMENT CONTRACT

       Effective May 1, 1989, the Company entered into a five-year employment agreement with George N. Faris at an annual salary of $200,000, which agreement was extended, in November 1990, for an additional two years. In November 1991, Dr. Faris' salary was increased to $250,000 effective retroactively to January 1, 1990. Additionally, in February 1992, the Board increased Dr. Faris' salary to $300,000 per year effective January 1, 1992. In April 1994, Dr. Faris voluntarily reduced his salary to $240,000 per year. In February 1996, Dr. Faris' salary was reinstated to $300,000 per year effective February 1, 1996.

       Pursuant to the employment agreement, In the event that there is a change in control of the Company which Dr. Faris and a majority of the Company's Board of Directors approve, Dr. Faris will be entitled, upon such change of control, to terminate his employment and receive 2.9 times his fixed compensation as defined in the employment agreement. However, if Dr. Faris opposes a change in control, but the majority of the Board of Directors votes in favor of such change, then Dr. Faris may terminate his employment and receive 2.5 times his fixed compensation. In the event Dr. Faris' employment is terminated prior to the expiration of his contract for reasons other than cause or death, or if such employment agreement is not renewed at termination, the Company must pay severance to Dr. Faris in an amount equal to the product of his number of years of service, beginning with the calendar year 1981, multiplied by $50,000. Such payments are to be made in annual installments of $250,000 beginning on the tenth day after termination or non-renewal.

       On September 7, 1995, the Board of Directors approved an amendment to Dr. Faris' employment agreement, which was signed by Dr. Faris and the Company on October 13, 1995, and which is subject to shareholder ratification. If the shareholders ratify the amendment, the rights of Dr. Faris described in the previous paragraph would terminate, and Dr. Faris would receive, in exchange, 900,000 shares of restricted stock of the Company. Otherwise, the amendment will not be effective.

       SALARY REINSTATEMENTS

       In April 1994, officers of the Company voluntarily reduced their salaries (the Chief Executive Officer by 20% and other officers by 15%) until, in February 1996, the Compensation Committee recommended, and the Board of Directors approved, a reinstatement of these officers' salaries to their previous levels, effective February 1, 1996. The reinstatement was made to provide the necessary incentives to management to continue their efforts under very difficult circumstances and to ensure that the Company maintains a competititive position in the industry regarding the contuity of the employment of its officers. During the past two fiscal years, Management has significantly reduced general and administrative and operating costs (See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations"). In addition, in 1995, the volume and discounted value of the Company's equivalent oil reserves increased by 44% and 23%, respectively.


       COMPENSATION OF DIRECTORS

       During 1995, the Company reimbursed directors for their actual Company-related expenses, including the costs of attending directors' meetings. The Company accrued, for each outside director, $500 per month for serving in such capacity; $500 per each Committee meeting, if such director served on a Standing Committee of the Board of Directors; and $500 for each Board meeting attended in person. A former director, Robert Stobaugh, received 19,000 shares of restricted stock of the Company in payment of director fees accrued but not paid to him.


       COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       No member of the Compensation Committee was an officer or employee of the Company or of any of its subsidiaries during the prior year or was formerly an officer of the Company or any of its subsidiaries. During the last fiscal year, none of the executive officers of the Company has served on the Board or Compensation Committee of any other entity whose officers served either on the Board of Directors of the Company or on the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The following table sets forth certain information, as of April 10, 1996, regarding (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group. The number of shares beneficially owned by each director or executive officer is determined by the rules of the Securities and Exchange Commission, and the information is not necessarily indicative of beneficial ownership for any other purpose.

Name and Address                   Amount and Nature of            Percent
of Beneficial Holder               Beneficial Ownership            of Class
- --------------------               --------------------            --------
George N. Faris                      1,082,576(1)(2)                4.0%(2)

Daniel Y. Kim                           13,500(3)                    *

Donald G. Rynne                        307,780(4)                   1.1%

William R. Smart                       117,944(5)                    *

Denis J. Fitzpatrick                    25,000(6)                    *

All officers and directors
as a group (consisting of
6 persons)                           1,547,800 (7)                  5.6%

- -----------------------------
* Less than 1% of class

(1) Includes 29,800 shares of Common Stock owned by Mrs. Claudette Faris, Dr. Faris' wife, and 488,169 shares of Common Stock issuable upon exercise of stock options and warrants held by Dr. Faris. Also includes 7,600 shares of Common Stock issuable upon exercise of warrants held by Mrs. Faris.

(2) Dr. Faris has agreed to accept 900,000 shares of Common Stock, subject to shareholder ratification, in exchange for certain rights under his employment agreement. (See "Item 11--Executive Compensation--Employment Contract.") If shareholders ratify the amendment to Dr. Faris' employment agreement, Dr. Faris would be deemed to beneficially own 7.0% of the Common Stock.

(3) Includes 5,500 shares of Common Stock issuable upon exercise of a like number of options owned by Dr. Kim.

(4) Includes 99,260 shares of Common Stock issuable upon exercise of a like number of options and warrants owned by Mr. Rynne.

(5) Includes 61,986 shares of Common Stock issuable upon exercise of a like number of options and warrants owned by Mr. Smart.

(6) Includes 20,000 shares of Common Stock issuable upon exercise of options owned by Mr. Fitzpatrick.

(7) Includes all of the shares of Common Stock issuable upon exercise of options and warrants described in Notes (1) through (6) above, plus 1,000 shares of Common Stock issuable upon exercise of options owned by another officer of the Company.


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       See "Item 11 - Executive Compensation - Employment Contract".

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
       REPORTS ON FORM 8-K

(A)DOCUMENTS FILED AS PART OF THE REPORT

(1) FINANCIAL STATEMENTS.
                                                                             PAGE NO.
                                                                             --------
    Reports of Independent Accountants                                         F-1
    Consolidated Balance Sheet -                                               F-6
      December 31, 1995 and 1994
    Consolidated Statement of Operations -
      Years Ended December 31, 1995, 1994 and 1993                             F-7
    Consolidated Statement of Cash Flows
      Years Ended December 31, 1995, 1994 and 1993                             F-8
    Consolidated Statement of Changes in
      Stockholders' Equity - Years Ended
      December 31, 1995, 1994 and 1993                                         F-9
    Notes to Consolidated Financial Statements                                 F-12
    Supplementary Oil and Gas Information                                      F-34

(2) FINANCIAL STATEMENT SCHEDULES.

     None.

(3) EXHIBITS.

3.1      Certificate of Incorporation of the Registrant, as amended. (1)

3.2      Certificate of Amendment to Articles of Incorporation, dated June 29,
         1988.(2)

3.3 Certificate of Amendment to Articles of Incorporation, dated August 10, 1988. (2)

3.4 Certificate of Amendment to Articles of Incorporation, dated November 18, 1993. (7)

3.5      By-Laws of the Registrant, as amended.

4.1 Indenture dated January 20, 1993, governing the Registrant's 12% Secured Debentures Due 1997.(6)

4.2      Form of Class A Warrant. (8)

4.3      1995 Stock Option Plan and Form of Option Agreements of the
         Registrant.

4.4 Form of Debenture and Subscription Agreements dated March 21, 1996 between the Company and purchasers listed on Schedule A attached thereto.

10.1 Employment Agreement, dated May 1, 1989 by and between George N. Faris and the Registrant.(3)

10.2 Loan and Security Agreement ("Loan Agreement") dated December 4, 1990 by and between MG Trade Finance Corp. ("MGTF") and AIRI. (4)

10.3 Schedule of construction and Other Loan Uses attached to the Loan Agreement. (4)

10.4 Schedule of JP-4 Construction Permitted After December 15, 1990 attached to the Loan Agreement.(4)

10.5 Corporate Continuing Guarantee of the Registrant to MGTF, dated December 4, 1990. (4)

10.6 Pledge Agreement, dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF. (4)

10.7 Shareholder Distribution Agreement dated as of the 4th day of December 1990, by and between the Registrant, AIRI and MGTF. (4)

10.8 Form of Sale of Indebtedness and Assignment of Collateral Mortgage Notes and Security Documents. (4)

10.9     Form of Collateral Mortgage Note drawn by AIRI. (4)

10.10 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Inventory). (4)

10.11 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Fixed Assets). (4)

10.12 Environment Indemnity Agreement dated December 4, 1990 by and between AIRI, the Registrant and MG. (4)

10.13 Amendment to Loan and Security Agreement, dated as of September 26, 1991. (5)

10.14 Pledge and Security Agreement, dated January 20, 1993, by and between American International Petroleum Corporation and Society National Bank as Trustee. (6)

10.15 Letter Agreement, dated January 4, 1995, by and between American International Petroleum Corporation and P.T. Ustraindo Petrogas.(9)

10.16 Promissory Note, dated March 15, 1995 from Gold Line Refining, Ltd. to American International Petroleum Corporation.(9)

10.17 Amended and Restated Lease Agreement between Gold Line and AIRI dated March 22, 1995.(9)

10.18 Letter Agreement dated March 22, 1995 amending Loan and Security Agreement(9)

10.19 Subordination and Standby Agreement dated March 22, 1995 between NationsBank, Gold Line Refining, Ltd., Citizens Bank and AIRI.

10.20 Intercreditor Letter Agreements dated March 22, 1995 between MGTF, Citizens Bank and AIRI.

10.21 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant(10).

10.22 Letter dated February 9, 1996 amending Promissory Note between AIRI and Gold Line Refining Ltd.

21.1     Subsidiaries of the Registrant.(9)

27.1     Financial Data Schedule.

- -------------------------
(1) Incorporated herein by reference to the Registration Statement on Form S-1, declared effective on February 16, 1988 (File No. 33-17543).

(2) Incorporated herein by reference to the Registration Statement on Form S-1 File No. 33-23584 declared effective on January 27, 1989.

(3) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 4, 1990.

(5) Incorporated herein by reference to the Registration Statement on ForM S-1, declared effective November 9, 1992.

(6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(8) Incorporated herein by reference to the Registration Statement on Form S-2, declared effective January 13, 1994.

(9) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated herein by reference to Amendment #19 to Schedule 13D of George N. Faris for October 13, 1995.


(B)      REPORTS ON FORM 8-K

         None.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of American International Petroleum Corporation


In our opinion, based upon our audits and the report of other auditors, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 33 present fairly, in all material respects, the financial position of American International Petroleum Corporation and its subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended December 31, 1995 of American International Petroleum Corporation of Colombia (AIPC-Colombia), a wholly-owned subsidiary, which statements reflect total assets of $14,136,257 at December 31, 1995 and total revenues of $1,214,213 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AIPC-Colombia, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 11 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and is in the process of trying to resolve certain contingencies, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



PRICE WATERHOUSE LLP

Houston, Texas
April 9, 1996

                        TRANSLATION OF AUDITOR'S REPORT


Bogota, March 15, 1996


To the Members of the Board of Directors
American International Petroleum Corporation of Colombia

I have audited the balance sheet of the Colombian Branch of American International Petroleum Corporation of Colombia as of December 31, 1995 and the corresponding statements of income, changes in the net worth of the Branch, changes in the financial position and cash flows for the year 1995. The presentation of those financial statements and their corresponding notes is the responsibility of the Branch's administration and they reflect its performance. It is among my functions to audit them and to render an opinion about them.
The financial statements of the Company for the year 1994 were audited by a different Auditor, who expressed his opinion in his Report.

I obtained the necessary information to comply with my functions as Auditor and conducted my work in accordance with generally accepted auditing standards which require that the audit be planned and carried out to make sure that the financial statements reasonably reflect the financial condition of the Company and the results of its operations. An audit of financial statements implies, among other things, to conduct an examination based on selective tests of the evidence that support the figures and disclosures of the financial statements, as well as to evaluate the accounting principles used, the accounting estimates made by the administration and the presentation of the financial reports as a whole. I consider that my audit provides a reasonable basis for the opinion regarding the financial reports as expressed below.

In its accounting and in the presentation of the financial statements, the Branch follows accounting principles generally accepted for oil companies, established by the Superintendency of Companies and the Colombian law. In my opinion, the financial statements previously mentioned, which were faithfully taken from the books, present fairly the financial position of the Colombian Branch of American International Petroleum Corporation of Colombia at December 31, 1995, the results of its operations, changes in its financial position and its cash flows for the year then ended, in accordance with and based on accounting principles generally accepted in Colombia.

Furthermore, it is also my opinion that the Branch's accounting for the year ended on December 31, 1995 was kept in compliance with the legal norms and accounting practices; the operations registered in the books and the administrator's actions

Bogota, March 15, 1996
To the Members of the Board of Directors
Page 2


complied with the statutes and the decisions of the Board of Directors of its Home Office; the correspondence and vouchers of the accounts were duly carried out and kept; and adequate measures of internal control and maintenance and custody of the Branch's and third parties' assets in its possession were observed.




BERNARDO VILLEGAS PEREZ
Auditor
Professional Card No. 4962-A

                           INFORME DEL REVISOR FISCAL


Santafe de Bogota, D.C. Marzo 15 de 1996


A los senores Miembros de la Junta Directiva de
American International Petroleum Corporation Colombia

He auditado el balance general de la Sucursal en Colombia de American International Petroleum Corporation of Colombia al 31 de Diciembre de 1995 y los correspondientes Estados de Resultados, de cambios en el patrimonio, de cambios en la situacion financiera y del flujo de efectivo del ano 1995. La presentacion de dichos estados financieros y sus correspondientes notas son responsabilidad de la administracion y estos reflejan su gestion. Entre mis funciones se encuentra la de auditarlos y expresar una opinion funciones se encuentra la de auditarlos y expresar una opinion sobre ellos. Los estados financieros de la Compania correspondientes al ano 1994 fueron auditados por otro Revisor Fiscal, quien en su informe expreso su opinion.

Obtuva la informacion necesaria para cumplir mi funcion de Revisor Fiscal y lleve a cabo mi trabajo de acuerdo con normas de auditoria generalmente aceptadas en Colombia; las cuales requieren que la auditoria sea planeada y efectuada para cerciorarse de que los estados financieros reflejan razonablemente la situacion financiera y las operaciones del ejercicio. Una auditoria de estados financieros implica, entre otras cosas, hacer un examen con base en pruebas selectivas de la evidencia que respaldan las cifras y las revelaciones en los estados financieros; ademas evaluar los principios de contabilidad utilizados, las estimaciones contables hechas por la administracion y la presentacion de los estados financieros en conjunto. Considero que mi auditoria provee una base razonable para la opinion que sobre los estados financieros expreso mas adelante.

En su contabilidad y en la presentacion de los estados financieros la sucursal observa normas contables de general aceptacion para Companias Petroleras establecidas por la Superintendencia de Sociedades y las leyes colombianas. En mi opinion los estados financieros antes mencionados, que fueron tomados fielment ede los libros, presentan razonablemente la situacion financiera de American International Petroleum Corporation of Colombia al 31 de Diciembre de 1995, los resultados de sus operaciones, los cambios en el patrimonio, en su situacion financiera y en los flujos efectivos del ano terminados en esa fecha de conformidad y con base en los principios de contabilidad generalmente aceptados en Colombia.

Santafe de Bogota, D.C. Marzo 15 de 1996
A los se#ores Miembros de la Junta Directiva
Pagina 2


Ademas conceptuo que durante el ano terminado en 31 de Diciembre de 1995 la contabilidad de American International Petroleum Corporation of Colombia se llevo de conformidad con las normas legales y la tecnica contable; las operaciones en los libros y los actos de los administradores se ajustaron a los estatutos y a las decisiones de la Junta Directiva de su Casa Matriz; la correspondencia, los comprobantes de las cuentas se llevaron y conservan debidamente; se observaron medidas adecuadas de control interno y conservacion y custodia de los bienes de American Internatioal Petroleum Corporation of Colombia y de terceros en su poder.




BERNARDO VILLEGAS PERES
Revisor Fiscal
Tarjeta Profesional 4962-A

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                                                                   December 31,
                                                                    -----------------------------------------
                                                                         1995                        1994
                                                                         ----                        ----
                                   Assets
                                   ------
Current assets:
   Cash and cash equivalents                                        $       162,218           $      943,371
   Cash - restricted                                                        226,223                  214,630
   Accounts receivable, net                                               1,073,553                1,031,206
   Inventory                                                                504,953                  951,472
   Prepaid expenses                                                         547,509                  484,525
                                                                    ---------------           --------------
        Total current assets                                              2,514,456                3,625,204
                                                                    ---------------           --------------
Property, plant and equipment:
   Unevaluated property                                                   4,998,824                4,467,147
   Oil and gas properties                                                31,566,297               28,903,520
   Refinery property and equipment                                       15,521,995               15,536,279
   Other                                                                    506,445                  540,753
                                                                    ---------------           --------------
                                                                         52,593,561               49,447,699
Less - accumulated depreciation, depletion
  and amortization                                                      (22,502,472)             (21,167,110)
                                                                    ---------------           --------------
        Total property, plant and equipment                              30,091,089               28,280,589
                                                                    ---------------           --------------
Other long-term assets, net                                                  34,817                  323,920
                                                                    ---------------           --------------

        Total assets                                                $    32,640,362           $   32,229,713
                                                                    ===============           ==============

                    Liabilities and Stockholders' Equity
                    ------------------------------------
Current liabilities:
   Notes payable                                                    $        66,759           $      -
   Current portion of long-term debt                                      1,870,000                1,168,750
   Accounts payable                                                       2,363,562                1,383,082
   Accrued liabilities                                                    1,616,678                1,101,834
                                                                    ---------------           --------------
        Total current liabilities                                         5,916,999                3,653,666
Long-term debt                                                            5,432,671                6,601,421
                                                                    ---------------           --------------
        Total liabilities                                                11,349,670               10,255,087
                                                                    ---------------           --------------
Stockholders' equity:
   Preferred stock, par value $3.00, 7,000,000 shares
     authorized, none issued
   Common stock, par value $.08, 50,000,000 shares
     authorized, 24,705,926 shares issued and outstanding
     at December 31, 1995 and 19,099,048 shares at
     December 31, 1994                                                    1,976,474                1,527,924
   Additional paid-in capital                                            74,768,272               71,562,434
   Stock purchase warrants                                                1,297,754                1,297,754
   Accumulated deficit                                                  (56,751,808)             (52,413,486)
                                                                    ---------------           --------------
        Total stockholders' equity                                       21,290,692               21,974,626
                                                                    ---------------           --------------
Commitments and contingent liabilities (Note 11)                            -                        -
                                                                    ---------------           --------------

Total liabilities and stockholders' equity                          $    32,640,362           $   32,229,713
                                                                    ===============           ==============





         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS



                                                                 For the years ended December 31,
                                                    ---------------------------------------------------------
                                                          1995                 1994                 1993
                                                          ----                 ----                 ----
Revenues:
   Oil and gas production and
     pipeline fees                                  $     1,270,164      $     1,205,424       $     1,874,020
   Refinery lease fees                                    1,184,864            2,065,437             1,734,605
   Other                                                    356,280              237,653               381,531
                                                    ---------------      ---------------       ---------------
        Total revenues                                    2,811,308            3,508,514             3,990,156
                                                    ---------------      ---------------       ---------------
Expenses:
   Operating                                                432,440              615,934             1,303,936
   General and administrative                             3,572,337            4,136,276             4,073,379
   Depreciation, depletion and
     amortization                                         1,396,423            1,500,558             1,135,862
   Interest                                               1,037,308            1,299,778             1,429,608
   Write-down of oil and gas properties                     -                  6,904,016             9,975,000
   Provision for bad debts                                  711,122               18,866                64,861
   Provision for net unrealized loss on
     noncurrent marketable securities                       -                    -                     147,247
                                                    ---------------      ---------------       ---------------
        Total expenses                                    7,149,630           14,475,428            18,129,893
                                                    ---------------      ---------------       ---------------

Net loss                                            $    (4,338,322)     $   (10,966,914)      $   (14,139,737)
                                                    ===============      ===============       ===============

Net loss per share of common stock                  $         (0.20)     $         (0.65)      $         (2.23)
                                                    ===============      ===============       ===============

Weighted-average number of shares
  of common stock outstanding*                           21,746,719           16,780,865             6,344,026
                                                    ===============      ===============       ===============


*  Reflects the one-for-ten reverse stock split as described in Note 1.





         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                                    For the years ended December 31,
                                                       ----------------------------------------------------------
                                                             1995                 1994                 1993
                                                             ----                 ----                 ----
Cash flows from operating activities:-
   Net loss                                            $    (4,338,322)     $   (10,966,914)     $    (14,139,737)
   Adjustments to reconcile net loss to net
     cash provided (used) by operating activities:
     Depreciation, depletion and amortization                1,502,435            1,698,532             1,135,862
     Write-down of oil and gas properties                      -                  6,904,016             9,975,000
     Provision for bad debts                                   711,122               18,866                64,861
     Warrant price adjustment                                  -                    210,588               -
     Provision for net unrealized loss on
       noncurrent marketable securities                        -                    -                     147,247
     Compensation expense                                       55,814              -                     -
     Changes in assets and liabilities:
       Accounts and notes receivable                          (537,569)             286,491               311,357
       Inventory                                               446,519              (55,864)             (174,295)
       Prepaid and other                                       (98,359)              27,586              (120,837)
       Accounts payable and accrued liabilities              1,984,574           (3,233,610)             (847,300)
                                                       ---------------      ---------------      ----------------
         Net cash used in operating activities                (273,786)          (5,110,309)           (3,647,842)
                                                       ---------------      ---------------      ----------------
Cash flows from investing activities:
   Additions to oil and gas properties                      (3,194,454)          (5,556,593)           (5,680,447)
   Additions to refinery property and equipment                 14,284              -                    (289,003)
   Proceeds from sales of marketable securities                -                    301,201               -
   Proceeds from sale of interest in well                      -                    -                   1,000,000
   Other                                                       (26,753)              25,037                 6,998
                                                               -------      ---------------      ----------------
         Net cash used in investing activities              (3,206,923)          (5,230,355)           (4,962,452)
                                                            ----------      ---------------      ----------------
Cash flows from financing activities:
   Cash - restricted, loan collateral                          (11,593)            (214,630)              539,866
   Net increase (decrease) in notes payable                     66,759             (535,078)             (104,020)
   Increase (decrease) in notes payable -
     officers and directors                                    -                    (50,000)               50,000
   Proceeds from long-term debt                                -                     60,000               -
   Repayments of long-term debt                               (467,500)          (3,374,520)             (906,610)
   Proceeds from issuance of common stock and
     warrants, net                                           3,111,858           14,977,922             2,646,449
   Proceeds from exercise of stock warrants
     and options                                                    32                  140               769,970
   Proceeds from notes receivable for issuance
     of common stock                                           -                    367,064               -
   Proceeds from issuance of debentures, net                   -                  -                     5,236,737
                                                       ---------------      ---------------      ----------------
         Net cash provided by financing activities           2,699,556           11,230,898             8,232,392
                                                       ---------------      ---------------      ----------------
Net increase (decrease) in cash and
  cash equivalents                                            (781,153)             890,234              (377,902)
Cash and cash equivalents at beginning of year                 943,371               53,137               431,039
                                                       ---------------      ---------------      ----------------

Cash and cash equivalents at end of year               $       162,218      $       943,371      $         53,137
                                                       ===============      ===============      ================





         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (CONTINUED)




                                    Common stock             Additional       Stock         Notes
                                --------------------          paid-in        purchase     receivable    Accumulated
                                Shares        Amount          capital        warrants    for issuance     deficit         Total
                                -------       ------         ----------      --------    ------------   -----------       -----
Balance, January 1, 1995       19,099,048   $ 1,527,924     $ 71,595,370    $ 1,297,754   $ (32,936)  $ (52,413,486)   $ 21,974,626

Warrants exercised                      8             1               31         -            -              -                   32
Issuance of stock in lieu of
  current  liabilities            728,205        58,256          430,994         -            -              -              489,250
Issuance of stock for
  compensation                     10,000           800           19,512         -           32,936          -               53,248
Issuance of common stock        4,868,665       389,493        2,722,365         -            -              -            3,111,858
Net loss for the year               -              -               -             -            -          (4,338,322)     (4,338,322)
                              -----------   -----------     ------------    -----------   ---------   -------------    ------------

Balance, December 31, 1995     24,705,926   $ 1,976,474     $ 74,768,272    $ 1,297,754   $   -       $ (56,751,808)   $ 21,290,692
                              ===========   ===========     ============    ===========   =========   =============    ============

Reflects the one-for-ten reverse stock split as described in Note 1.



         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (CONTINUED)


                                                       Common stock               Additional          Stock
                                                       ------------                 paid-in          purchase
                                                 Shares            Amount           capital          warrants
                                                 -------           ------           -------          --------
Balance, January 1, 1994                         7,064,233      $    565,139    $  57,000,210     $       -

Issuance of stock and warrants                  11,382,548           910,603       13,169,565        1,297,754
Conversion of debentures                           633,334            50,667          899,333             -
Issuance of stock for payment of
  notes payable                                      8,525               682           12,105             -
Issuance of stock in lieu of current
  liabilities                                       10,373               830           14,729             -
Issuance of stock for note receivable                 -                 -                -                -
Payment received on note receivable                   -                 -                -                -
Exercise of warrants                                    35                 3              137             -
Adjustment to exercise price of warrants              -                 -             210,588             -
Expired stock dividends - Aztec                       -                 -             288,703             -
Net loss for the year                                 -                 -                -                -
                                               -----------      ------------    -------------     ------------

Balance, December 31, 1994                      19,099,048      $  1,527,924    $  71,595,370     $  1,297,754
                                               ===========      ============    =============     ============



                                                       Notes
                                                     receivable
                                                    for issuance     Accumulated
                                                      of stock         deficit           Total
                                                      --------         -------           -----
Balance, January 1, 1994                            $     -         $ (41,446,572)   $  16,118,777

Issuance of stock and warrants                            -                  -          15,377,922
Conversion of debentures                                  -                  -             950,000
Issuance of stock for payment of
  notes payable                                           -                  -              12,787
Issuance of stock in lieu of current
  liabilities                                             -                  -              15,559
Issuance of stock for note receivable                 (400,000)              -            (400,000)
Payment received on note receivable                    367,064               -             367,064
Exercise of warrants                                      -                  -                 140
Adjustment to exercise price of warrants                  -                  -             210,588
Expired stock dividends - Aztec                           -                  -             288,703
Net loss for the year                                     -           (10,966,914)     (10,966,914)
                                                    ----------      -------------    -------------

Balance, December 31, 1994                          $  (32,936)     $ (52,413,486)   $  21,974,626
                                                    ==========      =============    =============

Reflects the one-for-ten reverse stock split as described in Note 1.






         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                             Common stock                 Additional
                                             ------------                   paid-in            Accumulated
                                        Shares           Amount             capital              deficit               Total
                                        -------          ------             -------              -------               -----
Balance, January 1, 1993               5,945,474     $    475,638     $     56,536,928      $    (27,306,835)    $     29,705,731

Stock dividend - Aztec                      -                -              (4,956,126)                 -              (4,956,126)
Issuance of stock                        851,636           68,131            2,578,318                  -               2,646,449
Conversion of debt                         5,000              400               49,600                  -                  50,000
Exercise of warrants and options         127,591           10,207            1,759,763                  -               1,769,970
Issuance of stock in lieu of
  current liabilities                     28,737            2,299              232,244                  -                 234,543
Issuance of stock for payment
  of notes payable                       105,795            8,464              799,483                  -                 807,947
Net loss for the year                       -                -                    -              (14,139,737)         (14,139,737)
                                    ------------     ------------     ----------------      ----------------     ----------------

Balance, December 31, 1993             7,064,233     $    565,139     $     57,000,210      $    (41,446,572)    $     16,118,777
                                    ============     ============     ================      ================     ================


Reflects the one-for-ten reverse stock split as described in Note 1.





         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") is incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is engaged in petroleum exploration, drilling, production and marketing operations in Colombia, Peru and Indonesia, and is the owner of a refinery in Lake Charles, Louisiana.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), American International Petroleum Corporation of Colombia and Pan American International Petroleum Corporation ("PAIPC").

Intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents

All liquid short-term instruments purchased with original maturity dates of three months or less are considered cash equivalents. Restricted cash represents cash utilized as collateral for the Company's drilling commitments in Peru. Subsequent to December 31, 1995, the Company fulfilled its drilling requirements and the cash was released.

Inventory

Inventory consists of oil and gas equipment and is stated at the lower of average cost or market.

Property, plant and equipment

Oil and gas properties

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all costs incurred in acquiring, exploring and developing properties are capitalized including estimates of abandonment costs net of estimated equipment salvage costs. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. Under the full cost method of accounting, unevaluated property costs are not amortized. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment.

Certain geological and general administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized general and administrative costs are directly related to the Company's exploration and development activity in Colombia and Peru and totaled $472,606, $383,004 and $485,494 for the years ended December 31, 1995, 1994 and 1993, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of (i) the estimated future net revenues from the properties, discounted at 10%, (ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. As a result of applying this policy, the Company charged $6,904,016 and $9,975,000 to expense in 1994 and 1993, respectively, for the reduction of carrying costs of oil and gas assets. No such charge was required in 1995.

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, identified intangibles and goodwill related to those assets and requires that the carrying amount of impaired assets be reduced to fair value. The Company adopted SFAS No. 121 in the fourth quarter of 1995 and determined that it has no effect on the financial statements for the year ended December 31, 1995.

Property and equipment - other than oil and gas properties

Property and equipment are carried at cost. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings.

Earnings per share

Earnings per share of common stock are based on the weighted-average number of shares outstanding. Fully diluted earnings per share amounts are not presented because they are anti-dilutive.

On October 6, 1993, the Company's Board of Directors approved a one-for-ten reverse split of its common stock. Accordingly, the financial statements and related footnotes have been restated to reflect this reverse stock split where applicable.

Foreign currency

The U.S. dollar is the functional currency of the Company. Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company collects sales of oil and gas in Colombia and Peru in local currency and utilizes receipts for local operations. Periodically, funds are transferred from U.S. accounts to Colombia or Peru and converted into pesos or soles, respectively, when local currency is insufficient to meet obligations payable in local currency.
Foreign exchange gains were $12,544, $34,300 and $230,156 in 1995, 1994 and 1993, respectively.

Deferred charges

The Company capitalizes certain costs associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument.

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. AIPC has elected to continue to use the current method of accounting for employee stock compensation plans and, beginning in 1996, will disclose the fair value as defined in SFAS No. 123, which may be materially different from the recorded amount.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.
Management believes that the estimates are reasonable.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - MANAGEMENT'S PLANS:

The Company has incurred losses of $4,338,322, $10,966,914 and $14,139,737 for the years ended December 31, 1995, 1994 and 1993, respectively. The Company also had negative working capital of $3,403,000 at December 31, 1995, which included approximately $2,122,000 of principal and interest due on its 12% Secured Debentures. During 1995, the lessee of the Company's refinery (Gold Line Refining Inc. ("Gold Line") incurred various financial and purchasing problems which resulted in diminished throughput volumes and lower lease fees to the Company. These events prevented Gold Line from making its scheduled note payments to the Company. This situation, coupled with other operating losses and the negative working capital required the Company to find other sources with which to fund its operations and meet its financial obligations. As a result, the Company issued 5,606,870 shares of its common stock for cash and services rendered to the Company of approximately $3,723,000 during 1995.

During the first quarter of 1996, the Company received cash and settled certain liabilities totaling approximately $991,000 from the sales and issuance of its common stock (Note 18). Further, in March 1996, the Company received $1,350,000 in net proceeds from the private placement of 10% Convertible Debentures to certain foreign buyers. Funds from these transactions enabled the Company to make payments of principal and interest on its 12% Secured Debentures and settle certain other obligations outstanding at December 31, 1995 totaling approximately $1,800,000.

In March 1996, Gold Line secured the necessary financing to enable it to be awarded a one-year fuel supply contract from the Defense Fuel Supply Center ("DFSC"), valued at approximately $45 million. This contract, when coupled with its other DFSC contract, brings the total of Gold Line's annual contracts to approximately $69 million. These contracts are expected to require Gold Line to process a minimum of 16,000 barrels of feedstock per day through the refinery, which would result in monthly lease fees to the Company of approximately $245,000 and could enable Gold Line to repay its debt to the Company as originally scheduled, approximately $160,000 of principal and interest per quarter.

The Company has received one offer and inquiries from various companies regarding a farmout of its new Chicoral discovery and its other Colombian properties in return for cash and drilling on the Company's behalf in the Toqui-Toqui Field. Such a transaction could provide the Company with the necessary capital to repay the recently-issued 10% Debenture, while establishing a plan for full exploitation of the Chicoral discovery over an aggressive timeline with little or no cost to the Company.

The Company is currently having discussions with the principal holder of its 12% Secured Debentures, MG Trade Finance Corporation ("MGTF"), regarding the possibility of prepaying the total balance of MGTF's Debentures and Note, which together total approximately $5.5 million as of April 9, 1996. MGTF has been in the process over the past few months of closing its business affairs in the United States and has indicated a desire to negotiate a prepayment of the Company's debts to MGTF at a discount from face value. Concurrent with these discussions, the Company has been meeting with various financial institutions and industry participants who may provide the Company with the capital necessary to allow it to prepay its debts to MGTF and develop its oilfields in South America.

The Company is also engaged in negotiations with Far Eastern Hydrocarbons Ltd. ("FEH"), a Hong Kong corporation, to exchange shares of the Company's common stock in return for 100% of the outstanding common stock of a wholly-owned subsidiary of FEH. FEH has indicated a desire to provide the necessary financing, or guarantees for same, to enable the Company to actively participate in the international energy community. In addition, the oil fields owned by FEH are producing significant amounts of cash flow, which could also be utilized to fund the Company's operations, if necessary.

Management believes the proceeds generated from its internal operations should be significantly enhanced by the increased operations at its refinery resulting from Gold Line's new contract. This increase in cash flow, combined with the development of its new discovery in Colombia and net borrowings from external sources, should provide the Company with the funds necessary to meet its working capital obligations and operating commitments during the ensuing fiscal year.

The Company is also currently having discussions with various banking institutions in the United States and abroad regarding financing for the contemplated operation of the vacuum distillation unit at its refinery to produce asphalt and vacuum gas oil. In addition, the Company has alternative methods of obtaining funds, including private or public equity and debenture or mezzanine financing, some of which it has utilized successfully in the past.

In the event the Company is unable to raise sufficient proceeds from debt financing, the exercise of outstanding options and warrants, farmout proceeds, or from the consummation of additional equity financing, of which there is no assurance, the Company may be required to postpone and/or curtail its planned development activities at the refinery and in Colombia, Peru and/or Indonesia (Note 11).

NOTE 3 - STOCKHOLDER RIGHTS OFFERING:

In March 1994, the Company completed an offering of rights to its stockholders. Each right was exercisable for $3.00 and entitled the holder to two shares of common stock and one redeemable warrant to acquire an additional share of common stock at any time prior to March 1, 1997 at an exercise price of $4.00. The Rights Offering resulted in the exercise of 5,957,390 rights for gross proceeds of $17,872,170.

Gross proceeds consisted of the surrender of $950,000 of the Company's 12% secured debentures, receipt of $16,521,000 cash and issuance of a $400,000 note receivable bearing interest at 10% per annum to an officer of the Company, $367,064 of which was repaid in 1994. The Company paid commissions of $1,181,757 from gross proceeds to various placement agents. Additionally, the Company incurred approximately $484,000 of expenses related to the offering.

Proceeds from the offering were utilized for general corporate purposes including exploration and development of the Company's prospects in Colombia and Peru, repayment of debt and for working capital.

NOTE 4 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts receivable are shown below:

                                                                                        December 31,
                                                                                        ------------
                                                                                  1995              1994
                                                                                  ----              ----
Accounts receivable - trade                                                    $   939,958        $  778,274
Note receivable - Gold Line                                                      1,058,971           287,866
Other                                                                              139,082            29,927
                                                                               -----------        ----------
                                                                                 2,138,011         1,096,067
Less - allowance for doubtful accounts                                          (1,064,458)          (64,861)
                                                                               -----------        ----------

                                                                               $ 1,073,553        $1,031,206
                                                                               ===========        ==========


NOTE 5 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                                                        December 31,
                                                                                        ------------
                                                                                   1995              1994
                                                                                   ----              ----
Note receivable - Gold Line                                                     $  974,583      $  1,481,524
Unamortized bond issue cost                                                         34,817           105,454
                                                                                ----------       -----------
                                                                                 1,009,400         1,586,978
Less - allowance for doubtful accounts                                            (974,583)       (1,263,058)
                                                                                ----------       -----------

                                                                                $   34,817      $    323,920
                                                                                ==========      ============


NOTE 6 - ACCOUNTS PAYABLE:

Accounts payable at December 31, 1995 and 1994 included $500,000 payable to an individual subcontractor for oil and gas operational services which was paid subsequent to December 31, 1995.

NOTE 7 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                                                         December 31,
                                                                                         ------------
                                                                                    1995              1994
                                                                                    ----              ----
Accrued payroll                                                                  $   366,499      $   173,611
Accrued interest                                                                     347,247          404,113
Corporate taxes                                                                      275,206          148,798
Excise taxes                                                                         250,000             -
Property taxes                                                                       228,756          299,825
Other                                                                                148,970           75,487
                                                                                  ----------       ----------

                                                                                  $1,616,678       $1,101,834
                                                                                  ==========       ==========


NOTE 8 - LONG-TERM DEBT:

Long-term debt consists of the following:

                                                                                         December 31,
                                                                                         ------------
                                                                                     1995             1994
                                                                                     ----             ----
 Note payable to MG Trade Finance Corporation                                     $2,845,171       $2,845,171

 12% secured debentures due December 31, 1997 - 25% of original
 principal due on December 31, 1996                                                4,207,500        4,675,000

 Senior convertible subordinated debentures - due February 1,
 1997, interest ranges from 8.5-10.5% per annum, payable
 quarterly, convertible into common shares at $50.00 per share.                      250,000          250,000
                                                                                  ----------       ----------
                                                                                   7,302,671        7,770,171

 Less - current portion                                                            1,870,000        1,168,750
                                                                                  ----------       ----------

                                                                                  $5,432,671       $6,601,421
                                                                                  ==========       ==========


Long-term debt of $1,870,000, $2,587,500 and $2,845,171 matures during 1996,
1997 and 1998, respectively.

Note payable to MG Trade Finance Corporation

On December 4, 1990, AIRI entered into a loan and security agreement (the "Loan Agreement") with MGTF. Pursuant to the Loan Agreement, MGTF loaned AIRI $9,855,392. As collateral for the borrowings, substantially all of the assets of AIRI were pledged, payment was guaranteed by the

Company and the Company pledged 100% of the common stock of AIRI. In the event of a default, whereby AIRI common stock may be sold, MGTF will retain, after satisfying all indebtedness due MGTF, an amount equal to 50% of the amount due MGTF on the date of the default.

In order to induce MGTF to enter into the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares of the Company's $0.08 par value common stock at $7.50 per share exercisable at any time prior to June 30, 1994. Such warrants outstanding at December 31, 1993 were adjusted to an exercise price of $1.25 based on an anti-dilutive provision in the warrant agreements. In addition, MGTF's parent company, MG Corp., is entitled to one seat on the Company's Board of Directors without the consent of the Company and a second seat upon the consent of the Company's Board, which consent is not to be unreasonably withheld. One of these seats would then be eligible to be appointed to the Executive Committee, also upon consent of the Company's Board, which consent is not to be unreasonably withheld. MGTF has not made such a request. As long as the Company has any obligations to MGTF, the Company has agreed not to undertake any financial commitments, or acquire or dispose of assets in excess of $250,000 without the unanimous consent of the Executive Committee. MGTF has not nominated any persons to be on the Board.

In November 1992, MGTF agreed to modify the Loan Agreement and extend the maturity of a portion of the principal due on May 31, 1993. Under the modified agreement, principal payments of $3,374,520 were made during 1994 and the remaining principal of $2,845,171 was due May 31, 1995. In consideration for the extension, the Company agreed to extend the expiration date of all warrants held by MGTF and its affiliate, Metallegesllschaft, that remain outstanding on December 31, 1993 or June 30, 1994, to June 30, 1997. The exercise price of any warrants subject to the extension was increased to $15.63 per share of common stock. All warrants previously held by MGTF were returned to the Company and canceled and 150,000 new warrants were issued at an exercise price of $2.00 per share of common stock.

In March 1995, MGTF agreed to further modify the Loan Agreement and extend the maturity of the $2,845,171 principal originally due from the Company on May 31, 1995. Under the modified agreement, the balance of principal is now due on March 31, 1998. Previously, all monthly lease fees received pursuant to the terms of any lease of the refinery were required to be remitted to MGTF in repayment of the loan principal and interest. Under the modified Loan Agreement, one-half of the monthly lease fees are required to be remitted to MGTF and the related interest rate was reduced from prime plus 2.0% to prime plus 1.0%. Pursuant to the Loan Agreement, AIRI granted MGTF an option to lease the refinery for a period of 13 months commencing after the expiration of the current lease (Note 9). Any such lease will call for a rental, net of all operating expenses, of $.45 per barrel for a minimum throughput of 18,000 bbls per day, and $.48 per barrel for any amounts in excess of 18,000 bbls per day.

The Loan Agreement with MGTF contains various events of default including, but not limited to, failure to make principal or interest payments in a timely manner, transfers of funds by dividend or other means from AIRI to the Company, age of accounts payable amounts and refurbishment and maintaining adequate insurance coverage. An event of default, if declared and not cured within the allowed time, would permit MGTF to accelerate the loan and demand immediate payment. At various times during 1995, 1994 and 1993, the Company has been in technical default with respect to certain monetary covenants. The Company believes it will continue to be successful in negotiating the resolution of such compliance issues with MGTF.

NOTE 9 - REFINERY LEASE:

In October 1990, the Company leased its refinery to Gold Line. All amounts owed to AIRI by Gold Line on October 1, 1992 were restructured to a note totaling $1,244,192, due on September 30, 1995 bearing interest at prime plus 2%. The note was to be retired in monthly instalments equal to 10% of Gold Line's monthly operating cash flow, if such operating cash flow was positive. No amounts were collected pursuant to this provision and the note was fully reserved for during 1992. No interest was accrued with respect to this note.

On March 22, 1995, the term of the lease was extended through March 31, 1998. In consideration for extending the lease, Gold Line executed a $1,801,464 promissory note (which amount includes the $1,244,192 note referred to above and certain trade receivables owed the Company by Gold Line of $506,332 at December 31, 1994) payable in instalments of principal and interest through June 15, 1997. The promissory note bears interest at prime plus 1%. The Company established a reserve for doubtful accounts of $2,039,041 and $1,327,919 at December 31, 1995 and 1994, respectively.

In the event Gold Line funds and constructs a vapor recovery unit (the "VRU") at the Refinery, the Company will reduce the principal by $650,000. If Gold Line does not build the VRU, it will pay the Company additional monthly payments of $108,333 during the final six months of the lease term. Lease fees are based on refinery throughput. Terms of the lease called for rental fees of $.40 per barrel of throughput during 1995 and $.50 per barrel from January 1, 1996 through March 31, 1998. The lease also calls for a monthly minimum throughput of 10,000 barrels per day.

Fifty percent of the payments to the Company under this lease of the refinery are to be paid to MGTF to retire principal and interest on the note payable to MGTF (Note 8). In the event Gold Line defaults under the lease agreement, such default would adversely affect the Company's ability to satisfy its obligations to MGTF. This situation could then result in a default by the Company thereunder if the Company is unable to pay interest on the MGTF note.

NOTE 10 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1995, 1994 and 1993, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date. All amounts have been restated to reflect the one-for-ten reverse stock split as described in Note 1.

                      Number of Shares Under
                       Options and Warrants
                         at December 31,
    ---------------------------------------------------------         Exercise           Expiration
           1995               1994                 1993                Price                Date
           ----               ----                 ----                -----                ----
              1,500                1,500                1,500       $    36.2500      April 1, 1996
             66,715               66,715               66,715       $    32.5000      February 26, 1996
          5,957,347            5,957,355              -             $     4.0000      March 1, 1996
              7,988                7,988                7,988       $    15.0000      March 10, 1996
              3,000                3,000                3,000       $    30.0000      August 28, 1996
             20,000               20,000               20,000       $    30.6250      July 14, 1997
            282,500              -                    -             $      1.000      December 31, 1997 (2)
            150,000              -                    -             $      2.000      March 31, 1998
             20,000              -                    -             $      1.000      August 3, 1998 (2)
            -                     56,250               56,250       $    20.0000      December 31, 1995
                                 296,667               50,000       $    15.6300      June 30, 1997
                                 100,000              100,000       $    16.8800      June 30, 1997
            -                    337,500              339,500       $     4.0000      December 31, 1997 (2)
            -                     20,000              -             $     1.5000      August 3, 1998
            -                    -                      9,750       $    11.0000      April 1, 1994
            -                    -                     10,000       $    20.0000      April 1, 1994
            -                    -                      8,500       $    12.5000      April 1, 1994
            -                    -                      3,830       $    10.0000      April 1, 1994
            -                    -                    336,940       $     1.2500      June 30, 1994 (1)
            -                    -                        500       $    34.3000      January 1, 1995
            -                    -                      5,000       $    36.2500      April 1, 1995
            -                    -                      5,000       $    31.8500      December 31, 1995
            -                    -                     15,000       $    35.0000      April 22, 1996
    ---------------      ---------------      ---------------

          6,509,050            6,866,975            1,039,473
    ===============      ===============      ===============


(1) The exercise price for the 336,940 warrants was adjusted to $1.25 per share based on an anti-dilutive provision in the respective warrant agreements.

(2) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflect the adjustments approved by the Company's Board of Directors.

Options and warrants to purchase 8, 35 and 238,385 shares were exercised in 1995, 1994 and 1993, respectively, at prices of $4.00, $4.00 and ranging from $6.00 to $25.00, respectively.

Stock option plans

1995 Plan

Under the Company's 1995 Stock Option Plan (the "1995 Plan"), the Company's employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company's common stock. The Plan allows the Company to grant incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and ISOs and NQSOs in tandem with stock appreciation rights ("SARs"; collectively "Options"). A maximum of 3,500,000 shares may be issued and no Options may be granted after ten years from the date the 1995 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant.

At December 31, 1995, 302,500 Options were granted or outstanding under the 1995 Plan. The 1995 Plan will be submitted for approval to the Company's stockholders at its annual meeting in 1996. If the Plan is not approved, the 302,500 options will be treated as NQSOs.

1988 Plans

Under the Company's 1988 Incentive Stock Option Plan, only full-time employees, including officers, are eligible to receive options. A maximum of 100,000 shares may be issued and no options may be granted after July 1998. The exercise price of the options cannot be less than the fair market value of the shares of common stock on the date the option is granted. Options granted to stockholders owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. There were no options granted under the Incentive Stock Option Plan as of December 31, 1995. No options have been exercised under this plan.

The Company's Nonqualified Stock Option Plan provides for the granting to key employees of options to purchase the Company's common stock at a price determined by the Board of Directors. Options are granted for a five-year period. The maximum number of shares reserved for issuance pursuant to the plan is 50,000. There were no options granted under the Nonqualified Option Plan as of December 31, 1995. No options have been exercised under this plan.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES:

Drilling commitments

The Company has completed all its contractual work commitments in Colombia and Peru.

Indonesian agreements

Pamanukan Selatan -

In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional ("PNMI"), an Indonesian privately-held limited liability company, whereby the Company is expected to earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia by providing 100% of the funding for the exploration, development and operation of the TAC. Full exploration and development of the TAC is expected to cost between $2 and $3 million over the next three years, of which approximately $700,000 will be required during 1996. As a portion of its obligations under the farmout agreement, the Company issued, pursuant to Regulation S of the Securities Act of 1933, 100,000 shares of its common stock to PNMI. The Company will be the operator of the joint operations and the TAC and is to be reimbursed for 175% of all expenditures, pursuant to the cost recovery provisions in the TAC, before any distribution of profits to PNMI can occur. The Company will also be entitled to recoup indirect overhead charges up to five percent of total expenditures, which amount will be part of the cost recovery.

All monetary obligations the Company may have under the farmout agreement are subject to PNMI receiving governmental certification and Pertamina's approval to conduct operations under this TAC, which are expected to occur by May of 1996.

Pamanukan Selatan includes an estimated 16 billion cubic feet of gas reserves. The field's initial well tested at 5.7 million cubic feet of gas per day and is temporarily shut-in pending construction of a 1.3 mile delivery pipeline (unaudited).

In October 1995, the Company signed a memorandum of understanding with PNMI, which entitles the Company to a two-year right of first refusal to farm-in to a 49% working interest in any future contracts obtained by PNMI from Pertamina. The Company will have three months to exercise its rights, after receipt of each notification from PNMI, at a cost to be negotiated on a case-by-case basis.

Malacca Strait -

In November 1995, the Company reached a preliminary agreement with FEH to purchase a portion of the issued and outstanding common stock of Resource Holdings, Inc. ("RHI"), a private Delaware corporation and a wholly-owned subsidiary of FEH, in exchange for shares of the Company's common stock. This agreement also gave the Company a six-month option to acquire the remainder of RHI's common stock, payable with shares of the Company's common stock. In January 1996, the Company and FEH modified the structure of the proposed transaction. Under the new structure, 100% of RHI's shares would be exchanged for an as yet unspecified number of the Company's shares, subject to the signing of a definitive agreement and approval by the Company's shareholders. As of April 9, 1996, the parties were continuing their due diligence processes.

RHI's assets consist of its wholly-owned Panamanian corporation, Kondur Petroleum S.A. ("Kondur"), which owns 34.46% of the Malacca Strait PSC Contract ("Malacca") in Sumatra, Indonesia. Kondur is the largest Indonesian-owned domestic operator in Indonesia. The remaining interests in Malacca are owned by China National Offshore Oil Corporation and Novus Petroleum Ltd. Malacca covers an area of 2.7 million acres and contains 16 oil fields operated by Kondur, which are currently producing an aggregate of approximately 20,000 barrels of oil per day. Malacca has an estimated 58 million barrels of proven recoverable oil reserves and 47 billion cubic feet of proven recoverable gas reserves. Kondur intends to increase the daily average production rates of Malacca through development and exploration, which is scheduled to commence during the third quarter of 1996 (unaudited).

IRS Excise Tax Claim

In May 1992, AIRI was notified by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products.

AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. Subsequent to the issuance of the TAM the IRS Appeals officer indicated to AIRI that the IRS still wants to negotiate a settlement. As a result, AIRI has scheduled a meeting with the IRS Appeals Office on April 30, 1996 to discuss the situation. Depending upon the results of this meeting, the Company will decide whether to litigate or settle this matter.

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. In this instance, the Company has provided an allowance during 1995 of $250,000 for estimated costs, either in the form of legal expenses or payments to the IRS, or some combination of both. As the liability becomes better defined there will be changes in the estimated costs which could have a material effect on the Company's future results of operations and financial condition or liquidity.

Environmental lawsuit

On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al. v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a/ Gold Line Refinery Ltd., American International Petroleum Corporation, American International Refinery, Inc., Joseph Chamberlain individually (Docket No. 94-396) was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. Responsive pleadings have been filed by AIRI to this action and to the three amendments which added plaintiffs, defendants and restructured the plaintiff's claims (deleting some claims and adding new claims). The lawsuit alleges, among other things, that the defendants, including the Company's wholly-owned subsidiary, AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles refinery into the Calcasieu River. The plaintiffs seek an unspecified amount of damages, including special and exemplary damages. AIRI continues to vigorously defend such action. In March 1996, the Company and AIRI filed an Exception of Prescription which is expected to eliminate most of the plaintiffs' claims. At this time, the Company is unable to determine what, if any, liability may arise from this action.

Contract claims

In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked out PAIPC personnel from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was canceled by the government due to the fact PAIPC did not complete the minimum work program required under the License Contract.
However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been canceled, the Company expects the legal action by Rio Bravo will be decided in PAIPC's favor. PAIPC has also filed counter-claims and is in the process of filing liens against Rio Bravo to defend its interests in the Block and License Contract and continues to participate in meetings with the government related to the activities in the Block and in all matters of administration and execution of the obligations in the License Contract. At this time, the Company is unable to determine what, if any, liability or benefits may arise from this action.

Employment agreements

The Company has entered into an employment agreement with its chief executive officer. Total salaries payable under this contract for 1996 are $300,000.

In September 1995, the Company's Board of Directors authorized the issuance, subject to shareholder approval, of 900,000 restricted shares (the "Shares") of the Company's common stock to its Chairman and Chief Executive Officer, Dr. George Faris. The Shares were granted to Dr. Faris in consideration for Dr. Faris waiving certain rights under his employment contract, thereby relieving the Company of its obligation to make cash payments to Dr. Faris upon a change of control or involuntary termination. If shareholder approval is obtained, the Company will record the issuance of the shares and the related expense at that time.

Lease commitments

The Company leases office space under various operating leases expiring in 1997 and 1998. Additional office space is rented on a month-to-month basis. Future minimum payments under operating leases with remaining terms of one year or more consisted of the following at December 31, 1995:

                 1996                                                             $    294,759
                 1997                                                                  149,759
                 1998                                                                  104,150
                 1999                                                                 -
                 2000                                                                 -
                                                                                  -----------

                 Total minimum lease payments                                     $    548,668
                                                                                  ============

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                                          1995             1994             1993
                                                          ----             ----             ----
         Minimum rentals                              $    297,502     $    243,324     $    252,837
         Less - sublease rentals                           114,213          -                -
                                                      ------------     ------------     ------------

         Total                                        $    183,289     $    243,325     $    252,837
                                                      ============     ============     ============

Contingencies

In addition to certain matters described above, the Company and its subsidiaries are party to various legal proceedings, including environmental matters. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

NOTE 12 - INCOME TAXES:

Income taxes

The Company uses the asset and liability approach for financial accounting and reporting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

The Company reported a loss from operations during 1995 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. As a result of previous years' operations, the Company has available unused tax carryforwards of approximately $15,000,000 which expire in years 1996 through 2009. The Company's utilizable tax operating loss carryforwards to offset future income have been restricted in accordance with Section 382 of the Internal Revenue Code. These restrictions will limit the Company's future use of its loss carryforwards due to stock ownership changes that have occurred.

The Company's operations in Colombia are subject to taxes on net income levied by the Government of Colombia which may not be offset by net operating losses incurred in other countries. The Company has not generated taxable income in Colombia since it began operations in that country. The net operating loss carryforward from prior years is approximately $641,000.

The components of deferred tax assets and liabilities are as follows:

                                                                                     December 31,
                                                                      ----------------------------------------
                                                                            1995                    1994
                                                                            ----                    ----
Deferred tax assets:
   Net operating loss carryforwards                                     $    9,674,000         $    6,656,000
   Reserve for note receivable                                                 877,000                435,000
   Depreciation                                                                -                      481,000
   Accrued liabilities                                                          88,000                -
Deferred tax liability:
   Depreciation                                                                461,000                -
                                                                        --------------         --------------
Net deferred tax asset                                                      10,178,000              7,572,000
Valuation allowance                                                        (10,178,000)            (7,572,000)
                                                                        --------------         --------------

                                                                        $      -               $      -
                                                                        ==============         ==============


The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards.

NOTE 13 - CONCENTRATIONS OF CREDIT RISK:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. The Company's production of oil and gas in Colombia is sold to one customer. Related trade accounts receivable were $291,043 at December 31, 1995. Although the Company is directly affected by the well-being of the oil and gas industry and the stability of the business environment in Colombia, management believes that a ready market exists for its oil and gas production in the event its current customer does not perform under the existing agreement. Refinery processing fees are earned through lease of the Company's refinery to Gold Line. Trade accounts receivable and notes receivable from Gold Line aggregated $2,537,858 at December 31, 1995, net of reserves for uncollectible amounts of $2,033,554. The Company's ability to collect outstanding amounts from Gold Line and restrictions thereon are subject to agreements between MGTF, Gold Line, NationsBank (a Gold Line creditor), and the Company (Notes 2, 8 and 9).

NOTE 14 - FAIR VALUE OF FINANCIAL INSTRUMENTS:

The estimated fair value of the Company's financial instruments is as follows:

                                                     1995                                  1994
                                        -------------------------------     ---------------------------------
                                           Carrying            Fair           Carrying               Fair
                                             value            value            value                 value
                                             -----            -----            -----                 -----
Long-term debt                           $   7,302,671   $    7,352,671       $   7,770,171     $   8,290,107


For investments, fair value equals quoted market price. Fair value of fixed-rate long-term debt is determined by reference to rates currently available for debt with similar terms and remaining maturities. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturities.

NOTE 15 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company's operations involve a single industry segment, the exploration, development, production, transportation, refining and marketing of oil and natural gas. Its principal oil and gas properties are located in South America. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

The Company's oil and gas business is subject to operating risks associated with the exploration, production and refining of oil and gas, including blowouts, pollution and acts of nature that could result in damage to oil and gas wells, production facilities or formations. In addition, oil and gas prices have fluctuated substantially in recent years as a result of events which were outside of the Company's control.

Financial information, summarized by geographic area, is as follows:

                                                     Geographic Segment
                                   -----------------------------------------------------
                                                                                               Consolidated
1995                                United States         Colombia             Peru                total
- ----                                -------------         --------             ----                -----
Sales and other
  operating revenue               $    1,403,668     $      1,214,213     $      166,069     $     2,783,950
Interest income and other
  corporate revenues                                                                                  27,358
                                                                                             ---------------
Total revenue                                                                                      2,811,308
Costs and operating
  expenses                             1,922,130            1,513,401             65,141           3,500,672
                                  --------------     ----------------     --------------     ---------------

Operating profit (loss)           $     (518,462)    $       (299,188)    $      100,928            (689,364)
                                  ==============     ================     ==============

General corporate expenses                                                                         2,611,650
Interest expense                                                                                   1,037,308
                                                                                             ---------------

Net loss                                                                                     $    (4,338,322)
                                                                                             ===============

Identifiable assets
  at December 31, 1995            $   13,565,280     $     14,136,257     $    4,247,975     $    31,949,512
                                  ==============     ================     ==============     ===============
Corporate assets                                                                                     690,850
                                                                                             ---------------

Total assets at
 December 31, 1995                                                                           $    32,640,362
                                                                                             ===============

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil                          $      -           $           3.86     $      -           $          3.86
                                  ==============     ================     ==============     ===============

Capital expenditures,
  net of cost recoveries          $      400,368     $      1,265,989     $    1,528,095     $     3,194,452
                                  ==============     ================     ==============     ===============

                                                     Geographic Segment
                                   -----------------------------------------------------
                                                                                               Consolidated
1994                                United States         Colombia             Peru                total
- ----                                -------------         --------             ----                -----
Sales and other
  operating revenue               $    2,094,235     $      1,169,323     $      122,068     $     3,385,626
Interest income and other
  corporate revenues                                                                                 122,888
                                                                                             ---------------
Total revenue                                                                                      3,508,514
Costs and operating
  expenses                             1,376,411            9,479,273             41,024          10,896,708
                                  --------------     ----------------     --------------     ---------------

Operating profit (loss)           $      717,824     $     (8,309,950)    $       81,044          (7,388,194)
                                  ==============     ================     ==============

General corporate expense                                                                          2,278,942
Interest expenses                                                                                  1,299,778
                                                                                             ---------------

Net loss                                                                                     $   (10,966,914)
                                                                                             ===============

Identifiable assets
  at December 31, 1994            $   14,481,904     $     13,580,190     $    2,717,167     $    30,779,261
                                  ==============     ================     ==============
Corporate assets                                                                                   1,450,452
                                                                                             ---------------

Total assets at
 December 31, 1994                                                                           $    32,229,713
                                                                                             ===============

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil*                         $      -           $           5.51     $      -           $          5.51
                                  ==============     ================     ==============     ===============

Capital expenditures,
  net of cost recoveries          $      -           $      3,200,281     $    2,307,855     $     5,508,136
                                  ==============     ================     ==============     ===============

                                                     Geographic Segment
                                   -----------------------------------------------------
                                                                                               Consolidated
1993                                United States         Colombia             Peru                total
- ----                                -------------         --------             ----                -----
Sales and other
  operating revenue               $    1,783,792     $      2,107,801     $      -           $     3,891,593
Interest income and other
  corporate revenues                                                                                  98,563
                                                                                             ---------------
Total revenue                                                                                      3,990,156
Costs and operating
  expenses                             1,305,297           12,549,792            -                13,855,089
                                  --------------     ----------------     --------------     ---------------

Operating profit (loss)           $      478,495     $    (10,441,991)    $      -                (9,864,933)
                                  ==============     ================     ==============

General corporate expenses                                                                         2,751,045
Interest expense                                                                                   1,523,759
                                                                                             ---------------

Net loss                                                                                     $   (14,139,737)
                                                                                             ===============

Identifiable assets
  at December 31, 1993            $   15,097,120     $     18,589,440     $      -           $    33,686,560
                                  ==============     ================     ==============
Corporate assets                                                                                   1,310,365
                                                                                             ---------------

Total assets at
  December 31, 1993                                                                          $    34,996,925
                                                                                             ===============

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil*                         $      -           $           3.82     $      -           $          3.82
                                  ==============     ================     ==============     ===============

Capital expenditures,
  net of cost recoveries          $      289,003     $      5,683,729     $      -           $     5,972,732
                                  ==============     ================     ==============     ===============

*  Excludes provisions for write-down of oil and gas properties.


Transactions with the Company's major customers (greater than 10% of revenue) accounted for 49% and 39% in 1995, 63%, 23% and 13% in 1994 and 43% and 47% of
revenue in 1993.

NOTE 16 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock in the acquisitions and conversions of the following noncash transactions:

                                                                 1995             1994             1993
                                                                 ----             ----             ----
Conversion of debentures                                     $   -           $     950,000     $      50,000
Conversion of notes payable                                      -                  12,787           807,947
Stock issued in lieu of current liabilities                      489,250            15,559           234,543
Conversion of interest in well                                   -                 -               1,000,000
Issuance of stock for notes receivable,
  net of amounts collected                                       -                  32,936           -
Issuance of stock - unearned compensation                         20,312           -                 -


Cash paid for interest, net of amounts capitalized, was $963,609, $647,439 and $1,135,187 during 1995, 1994 and 1993, respectively. Cash paid for corporate franchise taxes was $52,050, $36,001 and $67,677 during 1995, 1994 and 1993, respectively.

NOTE 17 - RELATED PARTY TRANSACTIONS:

See disclosure regarding transactions with directors of the Company in Notes 3 and 11.

NOTE 18 - SUBSEQUENT EVENTS:

Regulation S offering

During the first quarter of 1996, the Company received cash and settled certain liabilities totaling approximately $991,000 from the sales and issuance of shares of its common stock in accordance with the safe harbor provided by Regulation S as promulgated by the Securities and Exchange Commission. The proceeds were used for working capital purposes.

Note receivable

In order to enhance the business strength of the lessee of its Refinery and to assist it in securing a new government contract, in February 1996, the Company agreed to reduce the fully reserved principal balance of its note receivable from the lessee to $900,732 from $1,801,464. The lessee was awarded a new one-year contract to provide fuels to the DFSC effective April 1, 1996.

Sale of debentures

On March 21, 1996, the Company received net proceeds of $1,350,000 from the sale of 10% Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S. The proceeds are being utilized to repay debt and for working capital purposes.

Indonesian agreements

In January and February 1996, respectively, the Company and FEH announced their intent to combine into one phase the two phases originally specified in their Memorandum of Understanding dated November 1, 1995, and extended the closing date of the previously-announced share exchange agreement between the Company and FEH to an unspecified future date to allow both companies more time to complete their due diligence procedures. Such procedures were still in progress as of the date of filing of the Company's Form 10-K for the fiscal year ended December 31, 1995.

               AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES


                     SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                  (UNAUDITED)


The accompanying unaudited oil and gas disclosures are presented as supplementary information in accordance with Statement No. 69 of the Financial Accounting Standards Board.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES


                     SUPPLEMENTARY OIL AND GAS INFORMATION
                                  (UNAUDITED)


Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

Capitalized costs

                                            Colombia                                Peru
                             --------------------------------------  ------------------------------------
                                1995         1994          1993         1995        1994          1993
                                ----         ----          ----         ----        ----          ----

Unevaluated property not
  subject to amortization    $ 1,101,277   $ 2,163,201  $ 2,954,000  $3,832,041  $2,303,946      $  -
Proved and unproved
  properties                  31,215,040    28,903,520   24,860,074     -           -               -
Accumulated deprecia-
  tion, depletion and
  amortization                19,364,606    18,832,617   11,257,744     -           -               -
                             -----------   -----------  -----------  ----------  ----------      --------
Net capitalized costs        $12,951,711   $12,234,104  $16,556,330  $3,832,041  $2,303,946      $  -
                             ===========   ===========  ===========  ==========  ==========      ========

Costs incurred in oil and gas property acquisition, exploration and development activities

Property acquisition
  costs - proved and
  unproved properties        $     -       $   -        $   -        $  -        $  -            $  -

Exploration costs                744,549     3,016,741    3,813,319     -           -               -
Development costs                527,595       683,532    2,399,993     -           -               -

Results of operations for oil and gas producing activities

Oil and gas sales            $ 1,104,095   $ 1,083,406  $ 1,874,020  $  166,069  $  122,018      $  -
                             -----------   -----------  -----------  ----------  ----------      --------
Lease operating costs            363,600       564,061    1,197,434      65,141      41,022         -
Depreciation, depletion
  and amortization               531,989       670,857      507,129     -           -               -
Provision for reduction
  of oil and gas properties      -           6,904,016    9,975,000     -           -               -
                             -----------   -----------  -----------  ----------  ----------      --------
                                 895,589     8,138,934   11,679,563      65,141      41,022         -
                             -----------   -----------  -----------  ----------  ----------      --------
Income (loss) before
  tax provision                  208,506    (7,055,528)  (9,805,543)    100,928      80,996         -
Provision (benefit) for
  income tax                     -             -            -           -           -               -
                             -----------   -----------  -----------  ----------  ----------      --------
Results of operations        $   208,506   $(7,055,528) $(9,805,543) $  100,928  $   80,996      $  -
                             ===========   ===========  ===========  ==========  ==========      ========


                                                    Other                                       Total
                                  -------------------------------------       ------------------------------------------
                                     1995            1994       1993             1995             1994           1993
                                     ----            ----       ----             ----             ----           ----
Unevaluated property not
  subject to amortization          $ 65,506        $    -     $   -           $ 4,998,824     $  4,467,147   $ 2,954,000
Proved and unproved
  properties                        351,257             -         -            31,566,297       28,903,520    24,860,074
Accumulated deprecia-
  tion, depletion and
  amortization                      351,257             -         -            19,715,863       18,832,617    11,257,744
                                  ---------        ---------  ---------       -----------     ------------   -----------
Net capitalized costs             $  65,506        $    -     $   -           $16,849,258     $ 14,538,050   $16,556,330
                                  =========        =========  =========       ===========     ============   ===========

Costs incurred in oil and gas property acquisition, exploration and development activities

Property acquisition
  costs - proved and
  unproved properties              $   -           $    -     $   -           $     -         $      -       $     -

Exploration costs                      -                -         -               744,549        3,016,741     3,813,319
Development costs                      -                -         -               527,595          683,532     2,399,993

Results of operations for oil and gas producing activities

Oil and gas sales                  $   -           $    -     $   -           $ 1,270,164     $  1,205,424   $ 1,874,020
                                  ---------        ---------  ---------       -----------     ------------   -----------
Lease operating costs                  -                -         -               428,741          605,083     1,197,434
Depreciation, depletion
  and amortization                  351,257             -         -               883,246          670,857       507,129
Provision for reduction
  of oil and gas properties            -                -         -                 -            6,904,016     9,975,000
                                  ---------        ---------  ---------       -----------     ------------   -----------
                                    351,257             -         -             1,311,987        8,179,956    11,679,563
                                  ---------        ---------  ---------       -----------     ------------   -----------
Income (loss) before
  tax provision                    (351,257)            -         -               (41,823)      (6,974,532)   (9,805,543)
Provision (benefit) for
  income tax                           -                -         -                 -                -             -
                                  ---------        ---------  ---------       -----------     ------------   -----------
Results of operations             $(351,257)       $    -     $   -           $   (41,823)    $ (6,974,532)  $(9,805,543)
                                  =========        =========  =========       ===========     ============   ===========

COSTS NOT SUBJECT TO AMORTIZATION:

The following table summarizes the categories of cost which comprise the amount of unproved properties not subject to amortization.

                                                                          December 31,
                                                    --------------------------------------------------------
                                                          1995                1994                 1993
                                                          ----                ----                 ----
Columbia:
   Acquisition costs                                $      1,101,277     $     1,101,277     $     1,101,277
   Exploration costs                                         -                 1,061,924           1,775,873
   Capitalized interest                                      -                   -                    76,850
                                                    ----------------     ---------------     ---------------
                                                           1,101,277           2,163,201           2,954,000
Peru:
   Exploration costs                                       3,832,041           2,303,946             -
                                                    ----------------     ---------------     ---------------
Other:
   Acquisition costs                                          65,506             -                   -
                                                    ----------------     ---------------     ---------------

                                                    $      4,998,824     $     4,467,147     $     2,954,000
                                                    ================     ===============     ===============


Acquisition costs of unproved properties not subject to amortization at December 31, 1995, 1994 and 1993, respectively, consists mainly of lease acquisition costs related to unproved areas. The Company will continue to evaluate these properties over the lease terms; however, the timing of the ultimate evaluation and disposition of a significant portion of the properties has not been determined. Exploration costs on unproved properties at December 31, 1995, consist mainly of exploration costs of the Peru properties. The Company anticipates completing its evaluation of these properties during 1996. Approximately 32%, 46% and 0% of the balance in unproved properties at December 31, 1995, related to additions made in 1995, 1994 and 1993, respectively.

OIL AND GAS RESERVES:

Oil and gas proved reserves cannot be measured exactly. Reserve estimates are based on many factors related to reservoir performance which require evaluation by the engineers interpreting the available data, as well as price and other economic factors. The reliability of these estimates at any point in time depends on both the quality and quantity of the technical and economic data, the production performance of the reservoirs as well as extensive engineering judgment. Consequently, reserve estimates are subject to revision as additional data become available during the producing life of a reservoir.
When a commercial reservoir is discovered, proved reserves are initially determined based on limited data from the first well or wells. Subsequent data may better define the extent of the reservoir and additional production performance, well tests and engineering studies will likely improve the reliability of the reserve estimate. The evolution of technology may also result in the application of improved recovery techniques such as supplemental or enhanced recovery projects, or both, which have the potential to increase reserves beyond those envisioned during the early years of a reservoir's producing life.

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1995, 1994 and 1993. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                               United States                   Colombia                        Total
                        -------------------------    ---------------------------    ----------------------------
                           Oil            Gas              Oil           Gas             Oil            Gas
                           BBLS           MCF             BBLS           MCF             BBLS           MCF
                           ----           ---             ----           ---             ----           ---
January 1, 1993             -             -             6,500,747      5,247,000      6,500,747       5,247,000

  Revisions of
    previous estimates      -             -            (2,278,716)     6,317,300     (2,278,716)      6,317,300
  Extensions, discoveries
    and other additions     -             -                 -              -               -             -
  Production                -             -              (132,756)         -           (132,756)         -
                          -----        --------        ----------    -----------     ----------     -----------

December 31, 1993           -             -             4,089,275     11,564,300      4,089,275      11,564,300

  Revisions of
    previous estimates      -             -            (1,192,425)    (3,244,100)    (1,192,425)     (3,244,100)
  Extensions, discoveries
    and other additions     -             -                 -              -               -             -
  Production                -             -              (121,643)         -           (121,643)         -
                          -----        --------        ----------    -----------     ----------     -----------

December 31, 1994           -             -             2,775,207      8,320,200      2,775,207       8,320,200

  Revisions of
    previous estimates      -             -             1,166,258          -          1,166,258          -
  Extensions, discoveries
    and other additions     -             -               302,836      3,061,200        302,836       3,061,200
  Sale of reserves
    in place                -             -                 -              -               -             -
  Production                -             -              (137,821)         -           (137,821)         -
                          -----        --------        ----------    -----------     ----------     -----------

December 31, 1995           -             -             4,106,480     11,381,400      4,106,480      11,381,400
                          =====        ========        ==========    ===========     ==========     ===========


                               United States                   Colombia                        Total
                        -------------------------    ---------------------------    ----------------------------
                           Oil            Gas            Oil             Gas            Oil             Gas
                           BBLS           MCF           BBLS             MCF           BBLS             MCF
                           ----           ---           ----             ---           ----             ---
Net proved developed reserves
  January 1, 1993         -               -             1,712,188      5,247,000      1,712,188        5,247,000
  December 31, 1993       -               -               992,166      5,155,900        992,166        5,155,900
  December 31, 1994       -               -               899,971      4,160,200        899,971        4,160,200
  December 31, 1995       -               -             1,012,896      5,100,000      1,012,896        5,100,000


Revisions to crude oil reserves in 1995 reflect the increased working interest participation of the Company in the proved undeveloped reserves due to nonparticipation of the other joint venture partners.

Revisions to crude oil and gas reserves in 1994 reflect the elimination of the Puli No. 3 K4 formation reserves, which were found to be incapable of production due to formation damage. Recoverable reserves could be included in future estimates in the event this problem can be solved or a new well can be drilled. These revisions were partially offset by an increase in the Toqui reserves due to the lower decline rate demonstrated during 1994 as compared to the 1993 estimate.

Revisions to crude oil reserves in 1993 reflect a decrease in proved reserves resulting from unanticipated production declines experienced during 1993 and from the abandonment in 1993 of the eastern most producing oil well in the Toqui field due to water encroaching in that area of the field.

Gas reserves were revised upward as a result of the development of a viable gas market for associated gas currently being flared in the Toqui-Toqui field and new seismic data acquired in the Puli Anticline in 1993 that expanded the boundaries of the gas producing reservoir.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.

                                                                            Colombia
                                                    --------------------------------------------------------
                                                          1995                1994                 1993
                                                          ----                ----                 ----
Future cash inflows                                 $     46,433,879     $    33,896,403     $    63,507,980

Future development costs                                 (10,780,000)         (5,977,600)         (9,182,847)

Future production costs                                   (9,409,442)         (7,154,014)        (27,989,941)

Future income tax expenses                                   -                   -                   -
                                                    ----------------     ---------------     ---------------

Future net cash flows                                     26,244,437          20,764,789          26,335,192

Annual discount 10% rate                                 (13,885,290)        (10,693,885)        (12,732,169)
                                                    ----------------     ---------------     ---------------

Standardized measure discounted future
  net cash flows                                    $     12,359,147     $    10,070,904     $    13,603,023
                                                    ================     ===============     ===============


Future cash flows in 1995 increased as a result of the upward revision in estimated future recoverable equivalent barrels of oil by approximately 1,166,258 BOE and also to the addition of recoverable equivalent barrels of oil of 813,000 BOE from newly discovered oil reserves and commercial gas in 1995.

Estimated future income taxes were eliminated in 1993, 1994 and 1995 because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1993, 1994 and 1995.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH
FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was an increase of $2,288,243 in 1995 and a decrease of $3,532,119 and $13,624,693 in 1994 and 1993. The principal sources of change were as follows:

                                                                 For the years ended December 31,
                                                        -------------------------------------------------
                                                           1995               1994                 1993
                                                           ----               ----                 ----
Beginning of year                                    $    10,070,904      $   13,603,023      $   27,227,716
Sales and transfer of oil and gas produced,
  net of production costs                                   (740,495)           (519,345)           (677,000)
Net changes in prices and production costs                   135,987           1,660,800         (14,201,150)
Extensions, discoveries, additions and
  improved recovery, less related costs                      660,594             -                   -
Previously estimated development costs
  incurred during the year                                   527,595             683,532           1,250,611
Changes in estimated future
  development costs                                       (2,032,144)          1,302,552          (1,436,709)
Revisions of previous reserve
  quantity estimates                                       3,783,148          (5,751,795)         (7,695,873)
Purchase of reserves in place                                -                   -                   -
Sale of reserves in place                                    -                   -                   -
Net change in future income taxes                            -                   -                 9,517,622
Changes in timing and other                               (1,053,532)         (2,268,165)         (3,104,966)
Accretion of discount                                      1,007,090           1,360,302           2,722,772
                                                     ---------------      --------------      --------------

End of year                                          $    12,359,147      $   10,070,904      $   13,603,023
                                                     ===============      ==============      ==============

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMERICAN INTERNATIONAL
                                                 PETROLEUM CORPORATION



Dated:  April 12, 1996                           By: /s/ Denis J. Fitzpatrick
                                                     ---------------------------
                                                         Denis J. Fitzpatrick
                                                         Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



By:   /s/ George N. Faris                                 Date: April 12, 1996
      ---------------------------------------
      George N. Faris, Chairman
      of the Board of Directors
      and Chief Executive Officer


By:   /s/ Denis J. Fitzpatrick                            Date: April 12, 1996
      ---------------------------------------
      Denis J. Fitzpatrick
      Vice President, Secretary,
      Principal Financial and
      Accounting Officer


By:   /s/ Donald G. Rynne                                 Date: April 12, 1996
      ---------------------------------------
      Donald G. Rynne, Director


By:   /s/ Daniel Y. Kim                                   Date: April 12, 1996
      ---------------------------------------
      Daniel Y. Kim, Director


By:   /s/ William R. Smart                                Date: April 12, 1996
      ---------------------------------------
      William R. Smart, Director

                                 EXHIBIT INDEX
EXHIBIT
NUMBER                DESCRIPTION
- -------               -----------
3.1                   Certificate of Incorporation
                      of the Registrant, as amended. (1)

3.2                   Certificate of Amendment to Articles
                      of Incorporation, dated June 29, 1988. (2)

3.3                   Certificate of Amendment to Articles of
                      Incorporation, dated August 10, 1988. (2)

3.4                   Certificate of Amendment to Articles of
                      Incorporation, dated November 18, 1993. (7)

3.5                   By-Laws of the Registrant, as amended.

4.1                   Indenture dated January 20, 1993,
                      governing the Registrant's 12% Secured Debentures Due 1997.(6)

4.2                   Form of Class A Warrant. (8)

4.3                   1995 Stock Option Plan and Form of Option
                      Agreements of the Registrant.

4.4 Form of Debenture and Subscription Agreements dated March 21, 1996 between the Company and purchasers listed on Schedule A attached thereto.

10.1 Employment Agreement, dated May 1, 1989 by and between George N. Faris and the Registrant.(3)

10.2 Loan and Security Agreement ("Loan Agreement") dated December 4, 1990 by and between MG Trade Finance Corp. ("MGTF") and AIRI. (4)

10.3 Schedule of construction and Other Loan Uses attached to the Loan Agreement. (4)

10.4 Schedule of JP-4 Construction Permitted After December 15, 1990 attached to the Loan Agreement.(4)

10.5 Corporate Continuing Guarantee of the Registrant to MGTF, dated December 4, 1990. (4)

10.6 Pledge Agreement, dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF. (4)

10.7 Shareholder Distribution Agreement dated as of the 4th day of December 1990, by and between the Registrant, AIRI and MGTF. (4)

10.8 Form of Sale of Indebtedness and Assignment of Collateral Mortgage Notes and Security Documents. (4)

10.9                  Form of Collateral Mortgage Note drawn by AIRI. (4)

10.10 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Inventory). (4)

10.11 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Fixed Assets). (4)

10.12                 Environment Indemnity Agreement dated
                      December 4, 1990 by and between AIRI, the Registrant and MG. (4)

EXHIBIT
NUMBER                DESCRIPTION
- -------               -----------
10.13                 Amendment to Loan and Security Agreement,
                      dated as of September 26, 1991. (5)

10.14                 Pledge and Security Agreement, dated
                      January 20, 1993, by and between
                      American International Petroleum Corporation and Society National Bank as Trustee. (6)

10.15 Letter Agreement, dated January 4, 1995, by and between American International Petroleum Corporation and P.T. Ustraindo Petrogas.(9)

10.16                 Promissory Note, dated March 15, 1995
                      from Gold Line Refining, Ltd. to American
                      International Petroleum Corporation.(9)

10.17                 Amended and Restated Lease Agreement
                      between Gold Line and AIRI dated March 22, 1995.(9)

10.18                 Letter Agreement dated March 22, 1995
                      amending Loan and Security
                      Agreement.(9)

10.19                 Subordination and Standby Agreement dated
                      March 22, 1995  between NationsBank,
                      Gold Line Refining Ltd., Citizens Bank
                      and AIRI.

10.20                 Intercreditor Letter Agreements dated
                      March 22, 1995 between MGTF, Citizens
                      Bank and AIRI.

10.21                 Amendment #1 to Employment Agreement,
                      dated October 13, 1995, between George N. Faris and the Registrant(10).

10.22                 Letter dated February 9, 1996 amending
                      Promissory Note between AIRI and
                      Gold Line Refining Ltd.

21.1                  Subsidiaries of the Registrant.(9)

27.1                  Financial Data Schedule.

- ----------------

(1) Incorporated herein by reference to the Registration Statement on Form S-1, declared effective on February 16, 1988 (File No. 33-17543).

(2) Incorporated herein by reference to the Registration Statement on Form S-1 File No. 33-23584 declared effective on January 27, 1989.

(3) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

(4) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 4, 1990.

(5) Incorporated herein by reference to the Registration Statement on ForM S-1, declared effective November 9, 1992.

(6) Incorporated herein by reference to Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(7) Incorporated herein by reference to the Registration Statement on Form S-2, declared effective January 13, 1994.

(8) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993.

(9) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(10) Incorporated herein by reference to Amendment #19 to Schedule 13D of George N. Faris for October 13,1995.