Form 10-Q
period 1996-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1996-05-15
CIK 799119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 1996

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


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X        No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of each of the registrants classes of common stock, $.08 par value, as of May 13, 1996, the latest practicable date is 26,767,464 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                     March 31,      December 31,
                                                       1996            1995
                                                   ------------    ------------
Assets
Current Assets:

           Cash and cash equivalents               $    430,725    $    162,218
           Cash - restricted                               --           226,223
           Accounts receivable                          826,597       1,073,553
           Inventory                                    489,503         504,953
           Prepaid expenses                             691,352         547,509
                                                   ------------    ------------


           Total current assets                       2,438,177       2,514,456
                                                   ------------    ------------


Property, plant and equipment:
           Unevaluated property not subject
             to amortization                          5,244,664       4,998,824
           Oil and gas properties pursuant
             to the full cost method                 32,069,711      31,566,297
           Refinery property and equipment           15,521,995      15,521,995
           Other                                        506,329         506,445
                                                   ------------    ------------
                                                     53,342,699      52,593,561
Less:  Accumulated depreciation,
             depletion and amortization             (22,826,973)    (22,502,472)
                                                   ------------    ------------

            Total property, plant and equipment      30,515,726      30,091,089
                                                   ------------    ------------

Other long-term assets, net                             280,930          34,817
                                                   ------------    ------------

Total Assets                                       $ 33,234,833    $ 32,640,362
                                                   ============    ============




                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                 March 31,     December 31,
                                                                                  1996             1995
                                                                               ------------    ------------

Liabilities and Stockholders' Equity

Current Liabilities:
           Notes payable                                                       $     43,248    $     66,759
           Current installments of long-term debt                                 1,232,500       1,870,000
           Accounts payable                                                       2,005,196       2,363,562
           Accrued expenses and other liabilities                                 1,166,721       1,616,678
                                                                               ------------    ------------

           Total current liabilities                                              4,447,665       5,916,999


Long term debt                                                                    6,829,564       5,432,671
                                                                               ------------    ------------

           Total Liabilities                                                     11,277,229      11,349,670



Stockholders' equity:
           Preferred stock, par value $3.00,
              authorized 7,000,000 shares, none issued                                 --              --

           Common stock, par value $.08, 50,000,000 shares authorized,
              26,767,464 shares issued and outstanding at March 31, 1995 and
              24,705,926 shares issued and outstanding at
              December 31, 1995                                                   2,139,141       1,976,474

Additional paid-in capital                                                       75,584,694      74,768,272
Stock purchase warrants                                                           1,297,754       1,297,754
Accumulated Deficit                                                             (57,063,985)    (56,751,808)
                                                                               ------------    ------------

Total Stockholders' Equity                                                       21,957,604      21,290,692
                                                                               ------------    ------------

Commitments and Contingencies  (Note 3)                                                --              --
                                                                               ------------    ------------

Total Liabilities and

 Stockholders' Equity                                                          $ 33,234,833    $ 32,640,362
                                                                               ============    ============




                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                      1996            1995
                                                   ------------    ------------
Revenues:
         Oil and gas sales                         $    304,192    $    305,285
         Refinery lease fees                            568,596          19,064
         Interest Income                                  2,674          12,941
         Other                                           48,144          10,411
                                                   ------------    ------------

               Total revenues                           923,606         347,701
                                                   ------------    ------------




Expenses:
         Operating                                      112,098          90,789
         GeneraGeneralmandsAdministrative               598,505         900,472
         Depreciation, depletion and amortization       324,545         353,690
         Interest                                       200,635         276,686
                                                   ------------    ------------

               Total expenses                         1,235,783       1,621,637
                                                   ------------    ------------

Net Loss                                           $   (312,177)   $ (1,273,936)
                                                   ============    ============


Loss per share of common stock                     $      (0.01)   $      (0.06)
                                                   ============    ============

Weighted average number of shares
           outstanding                               25,961,481      20,896,521
                                                   ============    ============



                 See notes to consolidated financial statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                                 1996           1995
                                                                             -----------    -----------
Cash flows from operating activities:
          Net loss                                                           $  (312,177)   $(1,273,936)
                                                                             -----------    -----------
          Adjustments to reconcile net loss to net cash provided (used) by operating activities:

                Depreciation and depletion                                       324,545        353,690
                Amortization of bond/loan costs                                   17,606         34,404
                Changes in current assets & liabilities:
                    (Increase) decrease in accounts receivable                   246,956        184,849
                    Decrease in inventory                                         15,450        142,911
                    (Increase) decrease in prepaid expenses                        6,157       (211,073)
                    Increase (decrease) in accounts payable
                        and accrued expense                                     (708,323)        61,583
                                                                             -----------    -----------

                               Total adjustments                                 (97,609)       566,364
                                                                             -----------    -----------

     Net cash used by operating activities                                      (409,786)      (707,572)
                                                                             -----------    -----------

Cash flows from investing activities:

          Additions to oil and gas properties                                   (649,254)      (905,116)
          Additions to refinery property and equipment                              --             --
          (Additions) retirements to other assets                               (263,647)         4,353
                                                                             -----------    -----------

     Net cash used in investing activities                                      (912,901)      (900,763)
                                                                             -----------    -----------

Cash flows from financing activities:
          Cash - restricted                                                      226,223         (3,286)
          Increase (decrease) in notes payable                                   (23,511)          --
          Payments on long-term debt                                            (740,607)      (467,500)
          Proceeds from issuance of debentures, net                            1,350,000           --
          Proceeds from issuance of common stock, net of
            offering expenses                                                    779,089      2,233,668
          Proceeds from exercise of stock warrants                                  --               32
                                                                             -----------    -----------

     Net cash provided by financing activities                                 1,591,194      1,762,914
                                                                             -----------    -----------

Net (decrease) increase in cash
  and cash equivalents                                                           268,507        154,579

Cash and cash equivalents at beginning of period                                 162,218        943,371
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   430,725    $ 1,097,950
                                                                             ===========    ===========



                 See notes to consolidated financial statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (Unaudited)

                                                                           Additional        Stock
                                                    Common Stock            paid-in         purchase
                                               Shares          Amount       capital         warrants       Deficit         Total
                                               ------          ------       -------         --------       -------         -----
Balance, December 31, 1995                   24,705,926   $  1,976,474   $ 74,768,272   $  1,297,754   ($56,751,808)   $ 21,290,692

Stock issued in lieu of accounts payable        128,205          8,000         92,000           --             --           100,000
Stock issued for services                       100,000          8,000         92,000           --             --           100,000
Sale of common stock - net                    1,833,333        146,667        632,422           --             --           779,089
Net loss for the period                            --             --             --             --         (312,177)       (312,177)
                                             ----------   ------------   ------------   ------------   ------------    ------------

Balance, March 31, 1996                      26,767,464   $  2,139,141   $ 75,584,694   $  1,297,754   ($57,063,985)   $ 21,957,604
                                             ==========   ============   ============   ============   ============    ============



                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1996

1. Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996 and the results of operations and the cash flows for the three months ended March 31, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1995 Annual Report on Form 10-K.

2. Regulation S Offerings

During the first quarter of 1996, the Company received cash and settled certain liabilities totaling approximately $991,000 from the sale and issuance of shares of its common stock in accordance with the safe harbor provided by Regulation S as promulgated by the Securities and Exchange Commission. Also, on March 21, 1996, the Company received net proceeds of $1,350,000 from the sale of 10% Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S. (See Item 2 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".) The proceeds are being utilized to repay debt and for working capital purposes. (See Note 4 below.)

3. Contingencies

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

AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the national Office issued an adverse Technical Advice Memorandum ("TAM") to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. Subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wants to negotiate a settlement. As a result, AIRI had a meeting with the IRS Appeals Office on April 30, 1996 to discuss the situation. During the meeting, the Company, at the request of the IRS, made a settlement offer to the IRS, which is now under their consideration. The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. In this instance, the Company provided an allowance in accrued expenses during 1995 of $250,000 for estimated costs, whether in the form of legal expenses or payments to the IRS, or some combination of both.

Legal Proceedings

The Company and its subsidiaries are party to various legal proceedings, including environmental matters. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked-out PAIPC personnel from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was cancelled by the government due to the fact PAIPC did not complete the minimum work program required under the License Contract. However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been cancelled, the Company expects the legal action by Rio Bravo will be decided in PAIPC's favor. PAIPC has also filed counterclaims and is in the process of filing liens against Rio Bravo to defend its interests in the Block and License Contract and continues to participate in meetings with the government related to the activities in the Block and in all matters of administration and execution of the obligations in the License Contract. At this time, the Company is unable to determine what liability may arise from this action.

4. Subsequent Events

9% Debentures

On April 16, 1996, the Company received net proceeds of $460,000 from the sale of 9% Convertible Subordinated Redeemable Debentures (the "9% Debentures") in a private placement to a foreign buyer under Regulation S. At its option, the Company may redeem any or all of the 9% Debentures prior to conversion by paying to the holder in cash 125% of the then outstanding principal balance of the 9% Debenture plus accrued interest to date. Such payment may also be made by the Company within 15 days of receipt of a conversion notice by the Company from the holder(s). In addition, the Company, at its sole option, may force conversion at any time on and after 120 days from the date of issuance of the 9% Debentures if the average closing bid price for the Company's common stock for five consecutive trading days shall be in excess of $1.40. The holders of the 9% Debentures may convert all or any amount over $25,000 of the original principal amount, commencing May 31, 1996, into shares of the Company's common stock at a conversion price per share equal to the lower of (i) 75% of the average closing bid price of the Common Stock for the five business days immediately preceding the date of receipt by the Company of notice of conversion or (ii) 75% of the average of the closing bid price of the Common Stock for the five business days immediately preceding the date of Subscription by the holders. The Company is utilizing the proceeds from the 9% Debentures to repay debts and for working capital purposes.

Indonesian Agreement

On April 18, 1996, the Company announced that due to continued delays by Far Eastern Hydrocarbons, Ltd. ("FEH"), in reaching a final decision regarding the merger discussions between the Company and FEH, it is unable to determine if, or when, the previously announced Share Exchange Agreement will be consummated on terms acceptable to the Company. Consequently, the Company has temporarily tabled its active pursuit of the negotiations. FEH management continues to express a commitment to proceed with the negotiations, therefore, the Company will consider resuming negotiations with FEH upon receipt of a definitive response from the FEH Board to the outstanding merger proposal, based on the amended letter of intent dated January 24, 1996.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the quarter ended March 31, 1996, the Company utilized approximately $410,000 for operations. Net loss for the period totalled $312,000, including non-cash provisions for depreciation, depletion, and amortization of $342,000. Approximately $269,000 was provided during the quarter by the reduction of current assets other than cash and approximately $708,000 was used to decrease accounts payable.

The Company's 12% Secured Debentures (the "12% Debentures") require certain principal payments and contain certain restrictive covenants and conditions with which the Company must comply. During the next twelve months approximately $1,229,000 and $421,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable in December 1996 and one-half of the interest is payable in each of June and December 1996. In the event that the Company is unable to meet its obligations pursuant to the 12% Debentures in a timely manner, the Company's oil and gas reserves and its operations may be adversely affected.

The Company has an outstanding Loan Agreement (the "MGTF Note") with MG Trade Finance Corp. ("MGTF"), which is secured by its Lake Charles, Louisiana refinery (the "Refinery"). As of May 1, 1996, the outstanding principal balance of the MGTF Note was approximately $2.5 million, which is due in full on March 31, 1998. 50% of the lease fee proceeds the Company receives from the lessee of the Refinery, Gold Line Refining Ltd. ("Gold Line"), is utilized to pay interest and amortize the principal on the MGTF Note. If lease fees are not sufficient to satisfy all accrued interest when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations, including any liability that may arise from any claims or settlements related to the Refinery.

During 1995, Gold Line incurred various financial and purchasing problems which resulted in diminished throughput volumes and lower lease fees to the Company and also prevented Gold Line from making its note payments to the Company as scheduled in September and December 1995 and in March 1996. These problems resulted in lower cash flow to the Company of up to $1.6 million, which required it to utilize other methods to acquire funds necessary to satisfy its monetary and contractual obligations, including the issuance of equity. During the first quarter of 1996, the Company issued shares of its common stock in exchange for cash and services rendered to the Company totalling an aggregate of approximately $991,000 placed in accordance with the safe harbor provided by Regulation S as promulgated by the SEC.

In March 1996, Gold Line was successful in solving its financial and purchasing problems, and secured a new one-year $45 million fuel supply contract with the United States Defense Fuel Supply Center ("DFSC"). As a result, Gold Line expects to process higher volumes of feedstock through the Refinery, which should enable it to make its scheduled quarterly principal and interest note payments to the Company beginning in June 1996. In addition, Gold Line's lease fees increased to $.50 per barrel of feedstock in 1996 from $.40 per barrel in 1995. During March 1996, Gold Line processed a high of approximately 18,000 daily barrels of feedstock and was processing an average of 15,500 barrels of feedstock per day. It expects to average 15,000 barrels per day during the remainder of the lease, a level it needs to maintain in order to meet its obligations under its DFSC contracts. The combination of Gold Line's note payments and increased lease fees could provide the Company with approximately $1.7 million more cash flow during the next twelve months than during the last.

Also in March 1996, the Company received net proceeds of $1,350,000 from the sale of 10% Convertible Subordinated Redeemable Debentures (the "10% Debentures") in a private placement to various foreign buyers under Regulation
S. At its option, the Company may redeem any or all of the 10% Debentures after issue and prior to conversion by paying to the holder in cash 135% of the then outstanding principal balance of the 10% Debentures plus accrued interest to date. Such payment may also be made at the Company's option within 15 days of receipt of a conversion notice by the Company from the holder(s). In addition, the Company, at its sole option, may force conversion at any time on and after 120 days from the date of issuance of the 10% Debentures if the average closing bid price for the Company's common stock for five consecutive trading days shall be in excess of $1.50. The holders of the 10% Debentures may convert all or any amount over $25,000 of the original principal amount commencing May 11, 1996 into shares of the Company's common stock at a conversion price per share equal to the lower of (i) 65% of the average closing bid price of the Common Stock for the five business days immediately preceding the date of receipt by the Company of notice of conversion or (ii) 65% of the average of the closing bid price of the Common Stock for the five business days immediately preceding the date of Subscription by the holders. The Company is utilizing the proceeds from the 10% Debenture to repay debts and for working capital purposes. In April 1996, the Company received net proceeds of $460,000 from the sale of 9% Debentures. (See
Note 4 to "Notes to Consolidated Financial Statements March 31, 1996 - Subsequent Events, 9% Debentures".)

The Company has received inquiries from various oil companies regarding a possible farmout of its new Chicoral discovery and its other Colombian properties in return for cash and drilling obligations in the Company's Toqui-Toqui field. Such a transaction, if timely consummated, could provide the Company with capital to repay a portion of its recently-issued Debentures, while ensuring that its Chicoral discovery would be fully exploited in the shortest time practicable with little or no cost to the Company. Although a farmout would result in a lower overall Company ownership interest of its Colombian reserves, the net result to the Company could be an increase in its oil and gas reserve base, a stronger balance sheet and greater potential for earnings and cash-flow growth.

The Company has no remaining drilling or work obligations in Colombia or Peru. Depending upon available funds, or whether the Company is successful with its farmout plans, the Company estimates it could utilize up to $4,000,000 for exploration and development of its properties and prospects in South America during the next twelve months.

In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional, an Indonesian company ("PNMI"), wherein the Company would earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia. The Farmout Agreement is subject to PNMI receiving governmental certification and Pertamina's approval to conduct operations under this TAC. However, recent changes now required by the government in the language and structure of these types of agreements have caused the Company to reconsider its involvement in this project and, at this time, it is likely the Company could decide not to proceed with the project.

The Company recently performed an analysis to determine the viability of operating its 16,500 barrel per day Vacuum Distillation Unit to produce vacuum gas oil and asphalt in addition to, but separate from, the operations currently being performed by Gold Line. Preliminary studies utilizing actual pricing scenarios from 1994 and 1995 indicate that such a project could provide the Company with significant amounts of revenues and profits, if appropriate feedstock and end-product contracts, and adequate financing, could be secured. Should the Company decide to pursue its VDU operation, it estimates approximately $3.5 to $4 million of capital would be required for additional tankage and equipment. Additional capital would also be requried for working capial purposes, which amounts are dependent upon the daily processing rate of the VDU. The Company is currently considering the pursuit of a program of this nature in order to maximize the capability of its Refinery assets, however, the timing for the implementation of such an operation, if any, is indeterminable at this time.

The Company is currently having discussions with various entities which have expressed an interest in providing the Company with financing to implement its VDU operations, repay certain current and long term liabilities, and for other working capital needs; however, at this time there is no certainty the Company will be successful in obtaining this financing.

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

Results of Operations

For the Three Months Ended March 31, 1996 as compared to the Three Months Ended March 31, 1995

The following table highlights the Company's results of operations for the three months ended March 31, 1996 and 1995.

                                                          For The Three Months
                                                             Ended March 31,
                                                          1996            1995
                                                          ----            ----
Exploration and Production Activity:

         Colombia Properties:

         Revenues - Oil Sales (000's)                    $    304       $    259
         Lease Operating Expenses (000's)                $    111       $     66
         Production Volume - Bbls                          36,766         31,918
         Average Price per Bbl                           $   8.27       $   8.12
         Production Cost per Bbl                         $   3.01       $   2.06
         DD&A per Bbl                                    $   3.77       $   3.86

         Peru Properties:

         Revenues - Oil Sales (000's)                          (1)      $     46
         Lease Operating Expenses (000's)                      (1)      $     24
         Production Volume - Bbls                              (1)         6,431
         Average Price per Bbl                                 (1)      $   7.16
         Production Cost per Bbl                               (1)      $   3.75
         DD&A per Bbl (2)                                    --             --

Refinery Operations:

         Refinery Lease Fees (000's)                     $    569       $     19
         Average Daily Throughput(Bbls)                    12,635         11,900
         Average Throughput Fee                          $   0.50       $   0.40
- --------------------------------------------------------------------------------

(1) Information for 1996 is not available.  See discussion below.

(2) Excludes Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Colombian oil and gas sales increased 17% compared to the same period in the prior year. The increase is attributable to new production from two wells put in service during the third quarter of 1995.

As mentioned above (See Note 3 to "Notes to Consolidated Financial Statements March 31, 1996 - Contingencies, Legal Proceedings"), in October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked-out the Company's personnel from access to the Block and to any records and books related thereto. Consequently, the Company has not recorded any income or expense from the Block since the lock-out began. The last recordings of revenue and expense on the block occurred during the third quarter of 1995 and are reflected in the Company's financial statements for that period. While the Company believes the third quarter 1995 production rates (approximately 47 barrels of oil per day) have been maintained by Rio Bravo, there can be no assurance of this fact until the Company can gain access to the Block. When, or if, this will occur is also in question at this time.

Production costs increased approximately $45,000 or 68% compared to the same period in the prior year, primarily due to a $28,000 increase in the Company's allocation of certain general and administrative expenses to the operating properties. These costs are all reimbursed to the Company by its joint venture partners. Additionally, an increase in well maintenance projects during the current period compared to the same period in 1995 accounted for $8,000 of the increase.

Refinery Operations:

Refinery lease fees increased by 158% in the current quarter compared to the first quarter 1995, primarily due to Gold Line being fully operational during the current quarter compared to operating only a few days during the same period of 1995. On January 1, 1996, the throughput fees increased 25%, from $0.40 a barrel to $0.50 a barrel over the same period last year. During March 1996, Gold Line processed a daily high of approximately 18,000 barrels of throughput and was processing an average of 15,500 barrels per day before shutting down the Refinery for its annual two-week refurbishing in April 1996. The Company expects Gold Line to process around 15,000 barrels per day during the remainder of the lease, a level it needs to maintain in order to meet its obligation under its DFSC contracts.

Other Revenue:

Other revenues increased approximately $38,000 during the current quarter due primarily to the decrease in foreign exchange gains in this period compared to the first quarter 1995.

General and Administrative:

General and Administrative expenses decreased approximately $302,000, or 34% compared to the same period during 1995. An increase in capitalized and reimbursed general and administrative expenses of $54,000 for the three months ended March 31, 1996, compared to the to the same period last year, was due primarily to an increase of $28,000 in recoverable overhead expenses from joint venture partners. Actual decreases totalling $248,000 realized in this period compared to the same period last year were in the following areas: payroll & payroll related expenses decreased approximately $78,000 and certain other employee costs decreased approximately $34,000, rent expense decreased $12,000 and legal fees decreased in the current period compared to the first quarter 1995 by approximately $35,000. Travel expenses and investor/public relations costs decreased during the current quarter compared to same quarter last year by approximately $14,000 and $20,000, respectively. Corporate franchise tax decreased by $20,000 over the same period last year. Interest expense decreased $76,000, or 27%, for the three months ended March 31, 1996 compared to the same period in 1995 due to a principal decrease of $467,500 in the 12% Secured Debentures outstanding as of March 31, 1995 compared to March 31, 1994. Also, during the first quarter of 1995, the interest rate on the MGTF Note was at prime plus 2%, and as of March 22, 1995, under the revised MGTF Note, the interest rate was reduced to prime plus 1%.

Depreciation, Depletion, and Amortization decreased approximately $28,000, or 8%, compared to the same period last year. Depletion expense increased 12% during the current period due to increased production levels compared to the same period last year. The net decrease for the current period compared to the same period last year is due primarily to an adjustment to depreciation expense related to idle equipment taken in the first quarter of 1995.

                           PART II: OTHER INFORMATION

Item 2.   Changes in Securities

          Sale of Debentures

          In March and April 1996, the Company sold $2 million principal amount of convertible subordinated redeemable debentures in private placements to foreign buyers (See Notes 2 and 3 to "Notes to Consolidated Financial Statements March 31, 1996"). The Company has the right to redeem these debentures in part or in full prior to conversion, although there can be no assurance that the Company will do so. Upon conversion, the number of shares to be issued varies inversely with the market price of the Company's Common Stock. (See
          Part I. Item 2 "Managements Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources"). Although there is also no assurance that all of these debentures will be converted, at the current market price of the Common Stock, if all the debentures were converted the Company would issue approximately 5.3 million shares, or just under 20% of its currently issued and outstanding shares. Depending upon the circumstances, issuance of additional shares of Common Stock could affect the existing holders of shares by diluting the voting power of the outstanding shares.

Item 6.   Exhibits and Reports on Form 8-K.

              (a)        Exhibits

              10.1 Form of Debenture and Subscription Agreement dated April 16, 1996 between the Registrant and Universal Finanz Holding AG.

              27.1       Financial Data Schedule

              (b)        Reports on Form 8-K.  None

              ------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:        May 14, 1996

                                    AMERICAN INTERNATIONAL
                                    PETROLEUM CORPORATION

                                    By:  /s/ Denis J. Fitzpatrick
                                         ------------------------
                                             Denis J. Fitzpatrick
                                             Chief Financial Officer

                                    By:  /s/ William L. Tracy
                                         ------------------------
                                             William L. Tracy
                                             Treasurer/Controller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
- ------                            -----------

10.1                       Form of Debenture and Subscription
                           Agreement dated April 16, 1996 between
                           the Registrant and Universal Finanz
                           Holding AG.


27.1                       Financial Data Schedule