Form 10-Q
period 1996-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1996-08-12
CIK 799119

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended       June 30, 1996

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

Yes ___X___                 No________

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

The number of shares outstanding of the registrant's common stock, $.08 par value, as of August 12, 1996, is 31,565,014 shares.

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         June 30,          December 31,
                                                           1996                1995
                                                      ------------        ------------
ASSETS

Current Assets:
           Cash and cash equivalents                  $    115,091        $    162,218
           Cash - restricted                                25,000             226,223
           Accounts receivable                           1,101,090           1,073,553
           Inventory                                       452,428             504,953
           Prepaid expenses                                714,414             547,509
                                                      ------------        ------------
           Total current assets                          2,408,023           2,514,456
                                                      ------------        ------------
Property, plant and equipment:
           Unevaluated property not subject
             to amortization                             6,989,403           4,998,824
           Oil and gas properties pursuant
             to the full cost method                    30,455,382          31,566,297
           Refinery property and equipment              15,542,426          15,521,995
           Other                                           508,972             506,445
                                                      ------------        ------------
                                                        53,496,183          52,593,561
Less - accumulated depreciation,
             depletion and amortization                (23,149,810)        (22,502,472)
                                                      ------------        ------------
            Total property, plant and equipment         30,346,373          30,091,089
                                                      ------------        ------------
Other long-term assets, net                                167,019              34,817
                                                      ------------        ------------
TOTAL ASSETS                                          $ 32,921,415        $ 32,640,362
                                                      ============        ============

                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                  June 30,          December 31,
                                                                    1996                1995
                                                                ------------        ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
           Notes payable                                        $     21,226        $     66,759
           Current installments of long-term debt                  1,232,500           1,870,000
           Accounts payable                                        1,863,150           2,363,562
           Accrued expenses and other liabilities                  1,289,931           1,616,678
                                                                ------------        ------------
           TOTAL CURRENT LIABILITIES                               4,406,807           5,916,999

Long term debt                                                     6,174,993           5,432,671
                                                                ------------        ------------
           Total Liabilities                                      10,581,800          11,349,670

STOCKHOLDERS' EQUITY:
           Preferred stock, par value $3.00,
              authorized 7,000,000 shares, none
              issued (Note 6)                                             --                  --
           Common stock, par value $.08, 50,000,000
              shares authorized, 29,449,121 shares issued
              and outstanding at June 30, 1996 and
              24,705,926 shares issued and outstanding at
              December 31, 1995 (Note 6)                           2,355,930           1,976,474

           Additional paid-in capital                             76,220,126          74,768,272
           Stock purchase warrants                                 1,297,754           1,297,754
           Accumulated Deficit                                   (57,534,195)        (56,751,808)
                                                                ------------        ------------
TOTAL STOCKHOLDERS' EQUITY                                        22,339,615          21,290,692
                                                                ------------        ------------
Commitments and Contingencies (Note 5)                                    --                  --
                                                                ------------        ------------
TOTAL LIABILITIES AND
   STOCKHOLDERS' EQUITY                                         $ 32,921,415        $ 32,640,362
                                                                ============        ============

                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                      1996                1995
                                                  ------------        ------------
REVENUES:
   Oil and gas sales                              $    337,054        $    319,644
   Refinery lease fees                                 548,722             360,863
   Interest Income                                         799              23,261
   Other                                                79,758              25,561
                                                  ------------        ------------
        Total revenues                                 966,333             729,329
                                                  ------------        ------------
EXPENSES:
   Operating                                           104,567             117,232
   General and Administrative                          688,523             847,900
   Depreciation, depletion and amortization            322,908             274,763
   Interest                                            320,545             243,761
                                                  ------------        ------------
        Total expenses                               1,436,543           1,483,656
                                                  ------------        ------------
NET LOSS                                          $   (470,210)       $   (754,327)
                                                  ============        ============
Loss per share of common stock                    $      (0.02)       $      (0.03)
                                                  ============        ============
Weighted average number of shares
           outstanding                              26,767,464          22,140,591
                                                  ============        ============

                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                      1996                1995
                                                  ------------        ------------
REVENUES:
   Oil and gas sales                              $    641,246        $    624,929
   Refinery lease fees                               1,117,318             379,927
   Interest Income                                       3,473              36,202
   Other                                               127,902              35,972
                                                  ------------        ------------
        TOTAL REVENUES                               1,889,939           1,077,030
                                                  ------------        ------------
EXPENSES:
   Operating                                           216,665             208,021
   General and Administrative                        1,287,028           1,748,372
   Depreciation, depletion and amortization            647,453             628,453
   Interest                                            521,180             520,447
                                                  ------------        ------------
        Total expenses                               2,672,326           3,105,293
                                                  ------------        ------------
NET LOSS                                          $   (782,387)       $ (2,028,263)
                                                  ============        ============
Loss per share of common stock                    $      (0.03)       $      (0.10)
                                                  ============        ============
Weighted average number of shares
           outstanding                              26,364,473          20,619,826
                                                  ============        ============

                 See notes to consolidated financial statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                         1996               1995
                                                                     -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
          Net loss                                                   $  (782,387)       $(1,273,936)
                                                                     -----------        -----------
          Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
                Depreciation and depletion                               647,453            353,690
                Amortization of bond/loan costs                           35,213             34,404
                Changes in current assets & liabilities:
                    (Increase) decrease in accounts receivable           (27,537)           184,849
                    Decrease in inventory                                 52,525            142,911
                    (Increase) decrease in prepaid expenses               22,699           (211,073)
                    Increase (decrease) in accounts payable
                        and accrued expense                             (718,652)            61,583
                                                                     -----------        -----------
                                          Total adjustments               11,701            566,364
                                                                     -----------        -----------
     Net cash used by operating activities                              (770,686)          (707,572)
                                                                     -----------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Additions to oil and gas properties                           (779,664)          (905,116)
          Additions to refinery property and equipment                   (20,431)                --
          (Additions) retirements to other assets                       (169,661)             4,353
                                                                     -----------        -----------
     NET CASH USED IN INVESTING ACTIVITIES                              (969,756)          (900,763)
                                                                     -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Cash - restricted                                              201,223             (3,286)
          Increase (decrease) in notes payable                           (45,533)                --
          Payments on long-term debt                                  (1,035,178)          (467,500)
          Proceeds from issuance of debentures, net                    1,810,000                 --
          Proceeds from issuance of common stock, net of
            offering expenses                                            762,803          2,233,668
          Proceeds from exercise of stock warrants                            --                 32
                                                                     -----------        -----------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                         1,693,315          1,762,914
                                                                     -----------        -----------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                   (47,127)           154,579

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         162,218            943,371
                                                                     -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $   115,091        $ 1,097,950
                                                                     ===========        ===========

                 See notes to consolidated financial statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (Unaudited)

                                                                         Additional      Stock
                                                  Common Stock            paid-in       purchase
                                              Shares        Amount        capital       warrants        Deficit           Total
                                            ----------    ----------    -----------    ----------    ------------     ------------
BALANCE, DECEMBER 31, 1995                  24,705,926    $1,976,474    $74,768,272    $1,297,754    ($56,751,808)    $ 21,290,692

Stock issued in lieu of accounts payable       154,057        12,325         96,182            --              --          108,507
Conversion of debentures                     2,655,805       212,464        647,536            --              --          860,000
Stock issued for services                      100,000         8,000         92,000            --              --          100,000
Sale of common stock - net                   1,833,333       146,667        616,136            --              --          762,803
Net loss for the period                             --            --             --            --        (722,387)        (722,387)
                                            ----------    ----------    -----------    ----------    ------------     ------------
BALANCE, June 30, 1996                      29,449,121    $2,355,930    $76,220,126    $1,297,754    ($57,474,195)    $ 22,399,615
                                            ==========    ==========    ===========    ==========    ============     ============

                See notes to consolidated financial statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1996

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996 the results of operations for the three and six month periods ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

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

3.    Note Receivable

In order to enhance the financial strength of the Refinery's lessee, Gold Line Refining, Ltd. ("Gold Line"), thus assisting Gold Line in securing a new government contract, the Company agreed in February 1996 to reduce the fully reserved principal balance of its note receivable from Gold Line to $900,732 from $1,801,464. Gold Line was awarded a new one-year $45 million contract to provide fuels to the Defense Fuel Supply Center ("DFSC") effective April 1, 1996.

4.    Sale of Debentures

During the first six months of 1996, the Company received net proceeds of $1,810,000 from the sale of Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S.

5.    Contingencies

IRS Excise Tax Dispute

In May 1992, a Company subsidiary, American International Refinery, Inc. ("AIRI"), was notified by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products. The Company has submitted a formal response, and has negotiated with the IRS regarding a settlement since 1993. Since this time, the IRS has indicated a willingness to waive all of the penalties and 75% of the proposed tax liability. At the request of the IRS, the Company recently met with the IRS to attempt to finalize a settlement. It now appears that this dispute may be resolved by year-end, although settlement discussions are continuing and, at this time, the Company is unable to determine what liability may arise from this assessment. The Company has provided an allowance during 1995 of $250,000 for estimated costs, either in the form of legal expenses or payments to the IRS, or some combination of both, however, it is possible this allowance may not be sufficient in amount to settle the dispute.

Legal Proceedings

The Company and its subsidiaries are party to various legal proceedings, including environmental matters. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked-out the personnel of Pan American International Petroleum Corporation ("PAIPC"), a wholly-owned Company subsidiary, from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was cancelled by the government due to the fact PAIPC did not complete the minimum work program required under the License Contract. However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been cancelled, the Company expects the legal action by Rio Bravo will be decided in PAIPC's favor. PAIPC has also filed counterclaims and liens against Rio Bravo to defend its interests in the Block and License Contract and continues to participate in meetings with the government related to the activities in the Block and in all matters of administration of the License Contract. The Company hopes to attain a favorable resolution of this problem, however, at this time, the Company is unable to determine what liability, if any, may arise from this action.

6.    Changes in Securities

At the Company's Annual Meeting of Shareholders on July 11, 1996, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company to 107 million shares, including 100 million shares of Common Stock, par value $.08, and 7 million shares of "blank check" preferred stock, par value $.01.

7.    Subsequent Events

In March and April 1996, the Company sold $2 million worth of 10% and 9% Convertible Redeemable Subordinated Debentures issued in accordance with Regulation S. As of August 12, 1996, $1.325 million of these debentures had been converted into approximately 4 million shares of the Company's common stock, of which 1.7 million shares were issued subsequent to June 30, 1996.

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

The statements discussed in this report include forward-looking statements that involve risks and uncertainties, including the timely development and acceptance of new services and products, the impact of competitive services, products, and pricing, and other risks detailed from time to time in the Company's SEC reports.

During the six months ended June 30, 1996, the Company issued shares of its common stock and convertible debentures for aggregate net cash proceeds of $2,573,000, respectively and significantly increased its revenues and reduced its general and administrative expenses. As a result, the Company reduced its working capital deficit by $1,404,000 to approximately $1,999,000 at June 30, 1996. The proceeds from the sale of its stock and debentures and increased cash flow from operations were utilized to pay approximately $890,000 of current portions of debt and related interest, and approximately $649,000 was utilized by the Company in investing activities during this period, primarily for oil and gas exploration in Colombia and Peru. The Company also utilized approximately $771,000 for operations. Net loss for the period totalled $782,000 including non-cash provisions for depreciation, depletion, and amortization of $683,000. Approximately $48,000 was provided during the quarter by the reduction of current assets other than cash and approximately $719,000 was used to decrease accounts payable.

The Company's 12% Secured Debentures (the "12% Debentures") require certain principal payments and contain certain restrictive covenants and conditions with which the Company must comply. During the next twelve months approximately $1,229,000 and $358,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable on December 31, 1996 and one-half of the interest is payable in each of December 1996 and June 1997. In the event that the Company is unable to meet its obligations pursuant to the 12% Debentures in a timely manner, the Company's oil and gas reserves and its operations may be severely affected.

The Company has an outstanding Loan Agreement (the "MGTF Note") with MG Trade Finance Corp. ("MGTF"), which is secured by its Lake Charles, Louisiana refinery (the "Refinery"). As of August 12, 1996, the outstanding principal balance of the MGTF Note was approximately $2.3 million, which is due in full on March 31, 1998. 50% of the lease fee proceeds the Company receives from the lessee of the Refinery, Gold Line Refining, Ltd. ("Gold Line") is utilized to pay interest and amortize the principal on the MGTF Note. If lease fees are not sufficient to satisfy all accrued interest when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations, including any liability that may arise from any claims or settlements related to the Refinery.

During April and May 1996, Gold Line's processing rates were lower than normal because the refinery was closed during a portion of each of these months for annual refurbishment and repair. However, during each of June and July 1996, Gold Line processed an average in excess of 16,000 barrels of feedstock per day, which increased the Company's lease fees in each month to approximately $240,000. Should Gold Line continue to maintain this level of operation, the combination of the increased lease fees and payment of its scheduled quarterly principal and interest note payments to the Company could provide the Company with approximately $1.7 million more cash flow during the next twelve months than during the last year.

In March and April 1996 the Company received net proceeds of $1.81 million from the sale of Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S. The proceeds are being utilized to repay debt and for working capital purposes. As of August 12, 1996 approximately two-thirds of these debentures had been converted into common stock of the Company.

The Company is negotiating an agreement with Carbopetrol S.A., one of the purchasers of its crude oil production in Colombia, wherein Carbopetrol would pay the Company an "up-front" payment of $200,000 for a 1% override of the Company's interest in its new Chicoral discovery and any formation below the Company's currently-producing Doima formation in the Toqui-Toqui field in Colombia. Carbopetrol has an option to purchase up to 5% of the Company's interest in the Chicoral for $1,000,000, which option must be exercised by June, 1997. Since the Chicoral is not yet producing oil, the initial $200,000 payment would be considered an advance royalty for which the Company would pay 14% annual interest, payable in crude oil from the Company's current production. In the event the Chicoral does not attain certain levels of future production, the advance royalty paid to date would be repaid by the Company in the form of crude oil at a minimum rate of 200 barrels per day from its then-existing production. The proceeds from the override sale would be utilized by the Company to develop the Chicoral discovery.

Negotiations are continuing with various other oil companies regarding a possible farmout of the Company's Chicoral discovery and its other Colombian properties in return for cash and drilling obligations in the Company's Toqui-Toqui field. Such a transaction, if timely consummated, could provide the Company with capital to repay the remaining portion of its recently-issued Debentures, while ensuring that its Chicoral discovery would be fully exploited in the shortest time practicable with little or no cost to the Company. Although a farmout would result in a lower overall Company ownership interest of its Colombian reserves, the net result to the Company could be an increase in its oil and gas reserve base, a stronger balance sheet and greater potential for earnings and cash-flow growth.

The Company has no remaining drilling or work obligations in Colombia or Peru. Depending upon available funds, or whether the Company is successful with its farmout plans, the Company estimates it could utilize up to $4,000,000 for exploration and development of its properties and prospects in South America during the next twelve months.

In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional, an Indonesian company ("PNMI"), wherein the Company would earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia. The Farmout Agreement was subject to PNMI receiving governmental certification and Pertamina's approval to conduct operations under this TAC. However, recent changes now required by the government in the language and structure of these types of agreements have caused the Company to withdraw from the project. The 100,000 shares of the Company's common stock, previously issued to PNMI as a portion of the Company's obligations under the Farmout Agreement, have been returned to the Company and subsequently cancelled.

The Company recently had an independent engineering firm perform an analysis to determine the viability of operating its 16,500 barrel per day Vacuum Distillation Unit ("VDU") to produce asphalt, vacuum gas oil, and diesel fuel in addition to, but separate from, the operations currently being performed by Gold Line. Preliminary studies utilizing actual pricing scenarios from 1994 and 1995 indicated that such a project could provide the Company with significant amounts of revenues and profits, if appropriate feedstock and end-product contracts and adequate financing could be secured. After considerable study and discussion, the Company decided to move forward with the project and obtained a $6 million 12.5% interim loan commitment (the "Commitment") for the project from Venture Guarantee Group in London, England. The total capital required to prepare the VDU for operation is estimated at $4.0 to $4.5 million, which includes construction of additional storage tanks, a polymerization unit, a laboratory, a truck-rack facility, a barge dock, and other miscellaneous items. It is expected that the Commitment funds could be utilized when needed during the VDU project construction period. In July, the Company utilized some internally-generated cash flow and a small amount of borrowed funds to commence with the project. Some of the storage tanks were recently delivered and are currently being installed. The majority of the funding for the VDU project is expected to be needed in September and October 1996 and should be supplied by the Commitment, although other forms of financing could be used.

In June 1996, the Company entered into two renewable agreements with Coastal Refining & Marketing, Inc. ("Coastal"), a subsidiary of The Coastal Corporation. The first agreement with Coastal is an asphalt terminalling agreement, whereby the Company will store, heat, blend, and polymerize Coastal's asphalt. The second agreement is an asphalt purchase agreement whereby the Company is to sell all of its truck-rack asphalt to Coastal. The terminalling operation is scheduled to begin in November 1996, and will continue during the asphalt-off season until mid-April 1997, when the Company plans to commence the production and sale of its own asphalt, in addition to vacuum gas oil ("VGO") and diesel fuel.

Depending upon the volume of Coastal's asphalt handled by the Company, the Terminalling operation should provide the Company with approximately $100,000 to $200,000 per month in additional net cash flows.

Depending upon the daily rate of processing, the type of feedstock used, and if only conventional asphalt is produced with the VGO and diesel, the Company's annual revenues from the sales of various products from the VDU could eventually be in excess of $70 million. However, the Company plans to initially operate the VDU at 7,000 to 10,000 barrels per day to produce primarily conventional paving asphalt, VGO, and diesel. At these levels, the Company expects its annual revenues from the sale of the various products to range between $40 million and $50 million. As polymerized asphalt manufacturing levels increase, revenues should be substantially higher, as should the Company's margins which, in any event, are expected to be favorable. The new facility will include a state of the art polymerizing unit capable of processing in excess of 7,500 barrels/day of polymerized asphalt. Because of recently revised state and federal government highway specifications requiring some form of polymer modification, the demand for the longer lasting, more-expensive, polymerized asphalt is expected to increase.

The favorable margins are anticipated mainly because the Company's facility has the flexibility to utilize lower-cost heavy crudes as feedstock and the ability to provide polymerized, as well as conventional, asphalt. In addition, the closest established asphalt manufacturer is located over 100 miles from the Company's facility. Most of the Company's competition in its asphalt manufacturing business will come from refiners who do not have processing flexibility such as the Company's.

The favorable margins from the VDU operation should be sufficient to provide the Company with the capital necessary to repay its debts and to provide funding for future development and exploration of its existing oil and gas properties. However, the Company is currently having discussions with various entities which have expressed an interest in providing the Company with financing (the "Replacement Financing") to prepay loans from the Commitment, as well as its other existing long-term liabilities, and provide other working capital needs until the Company's internally-generated cash flows are sufficient to support all of its operations. If the Company is unable to secure the Replacement Financing, management believes loan proceeds from the Commitment, in addition to the anticipated cash flows from the VDU operations, will be sufficient to satisfy these requirements. At this time, however, there is no certainty that the Company's VDU project will be successful or that the Company will obtain all of the Commitment or the Replacement Financing.

The Company intends to meet its capital and operating funds requirements in the near term from revenues generated from operations, and from additional financing as necessary. However, there is no assurance of success of any farmout or financing efforts the Company may pursue or the timing or success of the exploitation of its discoveries in South America. In the event the Company is not able to fund its exploration and development projects on its own in a timely manner, Management believes it will be able to obtain partners for certain projects.

Results of Operations

For the Three Months Ended June 30, 1996 as compared to the Three Months Ended June 30, 1995

The following table highlights the Company's results of operations for the three months ended June 30, 1996 and 1995.

                                                  For The Three Months
                                                     Ended June 30,
                                                 1996              1995
                                                 ----              ----
Exploration and Production Activity:

     Colombia Properties:

     Revenues - Oil Sales (000's)              $    337           $   282
     Lease Operating Expenses (000's)          $    101           $    77
     Production Volume - Bbls                    36,332            35,248
     Average Price per Bbl                     $   9.28           $  7.99
     Production Cost per Bbl                   $   2.78           $  2.18
     DD&A per Bbl                              $   3.77           $  3.86

     Peru Properties:

     Revenues - Oil Sales (000's)                    (1)          $    38
     Lease Operating Expenses (000's                 (1)          $    39
     Production Volume - Bbls                        (1)            5,118
     Average Price per Bbl                           (1)          $  7.43
     Production Cost per Bbl                         (1)          $  7.68
     DD&A per Bbl (2)                                --                --

Refinery Operations:

     Refinery Lease Fees (000's)               $    479           $   361
     Average Daily Throughput(Bbls)              10,641            10,024
     Average Throughput Fee                    $   0.50           $  0.40

- ------------------------
(1) Information for 1996 is not available. See Note 5 to "Notes to Consolidated Financial Statements June 30, 1996 - Legal Proceedings".

(2) Excludes Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Overall oil and gas revenues increased 5% compared to the same period in the prior year. Colombia oil and gas revenues increased by approximately $55,000, or 20%, compared to the same period last year. Three-fourths of this increase was attributable to increased oil sales and one-fourth was due to the increase in the price the Company received for its oil. The increase in the oil price received is related to the increase in the world market price of oil over the same period last year. The 20% increase on Colombia oil sales is offset by the decreased oil production and sales from the Peru operations as previously discussed. (See Note to "Notes to Consolidated Financial Statements June 30, 1996 - Legal Proceedings").

Colombia's production costs increased by approximately $24,000. Joint venture production overhead allocations increased by $28,000 compared to the same period in 1995 due primarily due to the increased capital expenditures for testing and completion of new wells in Colombia. This increase is partially offset by an increase in reimbursed general and administrative costs. A decrease in production costs of approximately $39,000 over the same period last year is attributable to the non-producing Peru properties as discussed above. This decrease in production cost in Peru, partially offset by the increase in Colombia, resulted in a decrease in overall production costs of approximately $15,000 or 13%, compared to the same period last year.

Refinery Operations:

Refinery lease fees increased by 33% in the second quarter of 1996 compared to the second quarter 1995. The increase is due to Gold Line processing at a higher capacity to fulfill obligations under newly obtained government contracts. Gold Line has increased it's actual production rate, based on actual days processed, to an approximate average of 15,445 barrels per day, compared to 13,467 barrels per day for the same period last year, a 15% increase. During June 1996, Gold Line averaged 16,250 barrels per day while operating everyday during the month and must continue to produce at this approximate daily level in order to comply with the obligations under its government contracts. On January 1, 1996, the throughput fees increased 25%, from $0.40 a barrel to $0.50 a barrel over the same period last year.

Other Revenue:

Other revenues increased approximately $54,000 during the current quarter due primarily to the decrease in foreign exchange gains in this period compared to the second quarter 1995.

General and Administrative:

General and Administrative expenses ("G&A") decreased approximately $159,000, or 19% compared to the same period during 1995. An increase in capitalized and reimbursed G&A of $32,000 for the three months ended June 30, 1996, compared to the same period last year, accounted for 20% of the decrease and was related to the increased capital expenditures for the current period compared to the same period last year. Actual decreases in G&A totalling $248,000 realized in this period compared to the same period last year were in the following areas: payroll & payroll-related expenses decreased approximately $79,000 and certain other employee costs decreased approximately $21,000. Investor/public relations costs decreased during the current quarter, compared to same quarter last year, by approximately $18,000. Interest expense increased $77,000, or 32%, for the three months ended June 30, 1996, compared to the same period in 1995, due to an increase in outstanding debenture principal of $2,000,000 related to the March and April 1996 sale of the 10% & 9% Debentures discussed above. As of August 12, 1996, two-thirds of these Debentures had been converted into common stock of the Company. Consequently, interest expense related to existing debt on June 30, 1996 is expected to decline in future periods.

Depreciation, Depletion, and Amortization increased approximately $48,000, or 18%, compared to the same period last year. The increase was primarily due to a non-recurring prior period adjustment reducing depreciation expense during the second quarter of 1995.

Results of Operations

For the Six Months Ended June 30, 1996 as compared to the Six Months Ended June 30, 1995

The following table highlights the Company's results of operations for the six months ended June 30, 1996 and 1995.

                                                    For The Six Months
                                                      Ended June 30,
                                                  1996              1995
                                                  ----              ----
Exploration and Production Activity:

     Colombia Properties:

     Revenues - Oil Sales (000's)              $    641           $   541
     Lease Operating Expenses (000's)          $    212           $   143
     Production Volume - Bbls                    73,098            67,166
     Average Price per Bbl                     $   8.77           $  8.05
     Production Cost per Bbl                   $   2.90           $  2.12
     DD&A per Bbl                              $   3.77           $  3.86

     Peru Properties:

     Revenues - Oil Sales (000's)                    (1)          $    84
     Lease Operating Expenses (000's                 (1)          $    63
     Production Volume - Bbls                        (1)           11,549
     Average Price per Bbl                           (1)          $  7.28
     Production Cost per Bbl                         (1)          $  5.49
     DD&A per Bbl (2)                                --                --

Refinery Operations:

     Refinery Lease Fees (000's)               $  1,047           $   380
     Average Daily Throughput(Bbls)              11,574             9,948
     Average Throughput Fee                    $   0.50           $  0.40

- -----------------
(1) Information for 1996 is not available. See Note 5 to "Notes to Consolidated Financial Statements June 30, 1996 - Legal Proceedings".

(2) Excludes Peruvian activity since all related properties are currently considered "unevaluated".

Oil and Gas Operations:

Overall oil revenues increased 3% during the current period compared to the same period in the prior year. Colombia's oil and gas revenues increased 18% compared to the same period in the prior year. Actual Colombian oil production has increased 17% over the same period last year due to an increase in production of 26% from two new wells put in service during the third quarter of 1995. An increase of 9% is attributable to an increased price of oil realized over the same period last year, which is directly related to the increased price of oil on the world market. The increase in Colombian oil revenues is offset by the decrease in oil production and sales from the Peru operations as previously discussed herein.

Production costs increased approximately $8,600, or 4% compared to the same period in the prior year. The increase was due primarily to Joint Venture production overhead allocations in Colombia increasing by $54,000 compared to the same period in 1995, resulting from increased capital expenditures for testing and completion of new wells in Colombia during the current period. This increase is offset by an increase in reimbursed general and administrative costs. A decrease in production costs of approximately $63,000 over the same period last year is attributable to the non-producing Peru properties as previously discussed herein.

Refinery Operations:

Refinery lease fees increased by 176% during the current period of 1996 compared to the same period in 1995. The increase is due to several factors involving the Company's Lessee, Gold Line Refining, Ltd ("Gold Line"). During the first six months of 1995, Gold Line was operational for only 74 days compared to being operational for 135 days during the same period in 1996. During the first quarter of 1995, Gold Line had been negotiating feedstock contracts and performing start-up maintenance, operating only seven days during the first quarter of 1995 and 67 days during the second quarter of 1995. During the first six months of 1996, Gold Line was operational 135 days out of 182 days of this period. The increase is also due to Gold Line processing at a higher capacity to fulfill its Defense Fuel Supply Center contracts. During the second quarter of this year, Gold Line processed a daily high of approximately 19,000 barrels of throughput and has been processing an average of 15,837 barrels per day for 61 days for the months of June and July, 1996. On January 1, 1996 the throughput fees increased 25%, from $0.40 a barrel to $0.50 a barrel over the same period last year.

Other Revenue:

Other Revenue increased approximately $92,000 during the current quarter due primarily to the decrease in foreign exchange gains in this period compared to the same period in 1995.

General and Administrative:

G&A decreased approximately $461,000, or 26% compared to the same period during 1995. An increase in capitalized and reimbursed G&A of $115,000 for the six months ended June 30, 1996, compared to the to the same period last year, accounted for 15% of the decrease and was directly related primarily to the increased capital expenditures for the current period compared to the same period last year. Actual decreases in G&A totalling $248,000 realized in this period compared to the same period last year were in the following areas: payroll & payroll related expenses decreased approximately $157,000 and certain other employee costs decreased approximately $52,000. Investor/public relations costs decreased during the current quarter compared to same quarter last year by approximately $38,000. Legal expenses and accounting & consulting expenses declined by $34,000 and $72,000, respectively. Interest expense remained approximately the same for the first six months this year compared to the same period last year.

Depreciation, Depletion, and Amortization increased approximately $19,000, or 3%, compared to the same period last year primarily due to the increase in oil production over the same period last year.

                           PART II: OTHER INFORMATION

Item 2.  Changes in Securities

Prior to the Company's Annual Meeting of Shareholders (the "Meeting") on July 11, 1996, the Company's authorized capital stock was 57 million shares, consisting of 50 million shares of common stock, par value $.08 per share ("Common Stock"), and 7 million shares of 8% cumulative convertible preferred stock, par value $3.00. At the Meeting, the shareholders approved an amendment to Article IV of the Company's Articles of Incorporation (the "Articles") to increase the authorized capital stock of the Company to 107 million shares, including 100 million shares of Common Stock and 7 million shares of "blank check" preferred stock, par value $.01.

Increase in the Authorized Common Stock

As of May 22, 1996, the Company's Record Date, 26,767,464 shares of Common Stock were issued and outstanding. An additional 6,417,855 shares are reserved for issuance upon exercise of outstanding options and warrants and, depending upon market price, up to 5,300,000 shares were reserved for issuance upon conversion of convertible debentures. Accordingly, on a fully diluted basis, if all outstanding convertible securities were converted and all outstanding options and warrants were exercised, an aggregate of 38,485,319 shares of Common Stock would be issued and outstanding.

The additional authorized shares of Common Stock are, in the opinion of management, desirable in order to assure the Company's flexibility of action in the future. The authorized but unissued and unreserved shares of Common Stock may be issued at such times, to such persons and for such consideration as the Board may determine to be in the Company's best interests without further shareholder approval, except as otherwise required by statute or stock exchange rules. Depending on the circumstances, issuance of additional shares of Common Stock could affect the existing holders of shares by diluting the voting power of the outstanding shares. The shareholders do not have preemptive rights under the Articles.

"Blank Check" Preferred Stock

The amendment contains provisions which permit the Board to designate one or more series of preferred stock ("Preferred Stock"). Such provisions are often referred to as "blank check" provisions, as they give the Board of Directors the flexibility, at any time or from time to time, without further shareholder approval, to create one or more series of Preferred Stock and to determine the designations, preferences and limitations of each such series, including but not limited to (i) the number of shares, (ii) dividend rights, (iii) voting rights,
(iv) conversion
privileges, (v) redemption provisions, (vi) sinking fund provisions, (vii) rights upon liquidation, dissolution or winding up of the Company and (viii) other relative rights, preferences and limitations of such series. In addition, the amendment designates the par value of the Preferred Stock as $.01.

The Board of Directors believes that authorizing the issuance of up to 7 million shares of "blank check" Preferred Stock provided the Company with the flexibility to address potential future financing needs by creating a series of Preferred Stock customized to meet the needs of any particular transaction and to market conditions. The Company also could issue Preferred Stock for other corporate purposes, such as to implement joint ventures or to make acquisitions. The Company is not currently considering the issuance of Preferred Stock for such financing or transactional purposes and has no present intention to issue any series of Preferred Stock.

If any series of Preferred Stock authorized by the Board provides for dividends, such dividends, when and as declared by the Board of Directors out of any funds legally available therefor, may be cumulative and may have a preference over the Common Stock as to the payment of such dividends. In addition, if any series of Preferred Stock authorized by the Board so provides, in the event of any dissolution, liquidation or winding up of the Company, whether voluntary or involuntary, the holders of each such series of the then outstanding Preferred Stock may be entitled to receive, prior to the distribution of any assets or funds to the holders of Common Stock, a liquidation preference established by the Board of Directors, together with all accumulated and unpaid dividends. Depending upon the consideration paid for Preferred Stock, the liquidation preference of Preferred Stock and other matters, the issuance of Preferred Stock could therefore result in a reduction in the assets available for distribution to the holders of Common Stock in the event of liquidation of the Company. Holders of Common Stock do not have any preemptive rights to acquire Preferred Stock or any other securities of the Company.

Unissued Stock; Change of Control

The amendment to increase the number of authorized shares of Common Stock and to authorize "blank check" Preferred Stock was not designed to deter or to prevent a change in control; however, under certain circumstances, the Company could use the additional shares or Preferred Stock to create voting impediments or to frustrate persons seeking to effect a takeover or otherwise gain control of the Company and thereby to protect the continuity of the Company's management. The Company could also privately place such shares with purchasers who might favor the Board of Directors in opposing a hostile takeover bid, although the Company has no present intention to do so. The Company does not currently have any plans, agreements, commitments or understandings with respect to the issuance of additional shares of Common Stock or Preferred Stock, except for outstanding options and warrants and under existing employee incentive and benefit plans and outstanding convertible debentures. Neither the Board nor management is considering the use of Preferred Stock for such purposes, and neither is aware of any present effort to accumulate the Company's securities for the purpose of gaining control of the Company.

Item 4.    Submission of Matters to a Vote of Security Holders

At the meeting, the following proposals were submitted for vote to the Company's Security Holders of record as of May 22, 1996:

1. Election of the following Directors to serve during the ensuing year and until their successors are duly elected and qualified:

           George N. Faris
              Votes For.....................  21,990,746
              Withhold Authority............   2,234,609

           Daniel Y. Kim
              Votes For.....................  22,091,343
              Withhold Authority............   2,134,012

           Donald G. Rynne
              Votes For.....................  22,114,073
              Withhold Authority............   2,111,282

           William R. Smart
              Votes For.....................  22,073,543
              Withhold Authority............   2,151,812

2. To amend the Company's Articles of Incorporation (the "Articles") to provide for a Board of Directors consisting of not less than three (3) nor more than ten (10) Directors, as specified from time to time by the Board of Directors:

              Votes For......................  22,632,624
              Votes Against..................   1,060,278
              Abstentions/Broker Non-Votes...     532,453

3. To amend the Articles to increase the number of authorized shares of common stock of the Company, $.08 par value ("Common Stock"), from 50,000,000 to 100,000,000 and to change the previously authorized 7,000,000 shares of 8% percent cumulative convertible preferred stock, par value $3.00 per share, to 7,000,000 shares of "blank check" preferred stock, par value $.01 per share:

              Votes For.......................   7,286,580
              Votes Against...................   3,148,567
              Abstentions/Broker Non-Votes....  13,790,208

4. To amend and restate the Articles so that they conform to the current law of the State of Nevada, to eliminate certain provisions no longer applicable and to consolidate all previous amendments thereto:

              Votes For.......................   5,787,278
              Votes Against...................     685,824
              Abstentions/Broker Non-Votes....  17,752,253

5. To amend the By-laws of the Company to provide for a Board of Directors consisting of not less than 3 nor more than 10 members as the Board shall specify from time to time, and to ratify certain other amendments to the By-laws as follows: (i) to decrease the required notice of special meetings of shareholders to 10 days; (ii) to eliminate the right of shareholders to overrule the Chairman's ruling on procedural matters at a shareholders' meeting; and (iii) to eliminate the application of the provisions of the Nevada law that would otherwise require a majority of the shareholders to approve an acquisition by the Company of a "controlling interest" in another entity:

              Votes For.......................   7,778,476
              Votes Against...................   1,560,070
              Abstentions/Broker Non-Votes....  14,886,809

6.   To ratify the adoption of the Company's 1995 Stock Option Plan:

              Votes For.......................   6,091,513
              Votes Against...................   3,094,275
              Abstentions/Broker Non-Votes....  14,943,533

7. To ratify the issuance to the Company's Chairman, George N. Faris, of 900,000 shares of restricted Common Stock in connection with the amendment of his Employment Agreement:

              Votes For.......................   6,091,513
              Votes Against...................   3,464,229
              Abstentions/Broker Non-Votes....  14,669,613

8. To ratify the appointment of Price Waterhouse LLP as independent public accountants of the Company for 1996:

              Votes For.......................  23,201,434
              Votes Against...................     827,618
              Abstentions/Broker Non-Votes....     196,303

All of these proposals passed by the required vote, except for the first part of Proposal 5, which required a two-thirds supermajority of all outstanding shares. Therefore, the Bylaws currently provide for a board of directors of ten members. The Board, however, has no current plans to fill the vacancies.


Item 5.    Other Events

See Part 1, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" regarding the commitment from Venture Guaranty Group for financing of the Vacuum Distillation Unit project.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits

      3.1  Amended and Restated Articles of Incorporation

     10.1 Registration Rights Agreement dated July 11, 1996 between Dr. George N. Faris and the Registrant

     27.1  Financial Data Schedule

     (b)   Reports on Form 8-K.  None

                     ------------------------------------

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:     August 12, 1996

                                       AMERICAN INTERNATIONAL
                                       PETROLEUM CORPORATION

                                       By:/s/ Denis J. Fitzpatrick
                                          --------------------------------------
                                          Denis J. Fitzpatrick
                                          Chief Financial Officer

                                       By: /s/ William L. Tracy
                                          --------------------------------------
                                          William L. Tracy
                                          Treasurer/Controller

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                 DESCRIPTION
- -------                -----------
3.1        Restated Certificate of Incorporation.

10.1 Registration Rights Agreement dated July 11, 1996 between Dr. George N. Faris and the Registrant.

27.1       Financial Data Schedule.