Form 10-Q
period 1996-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1996-11-14
CIK 799119

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20449



                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996


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

Yes   X                             No________

The number of shares outstanding of the registrant's common stock, $.08 par value, as of November 13, 1996 is 34,450,503 shares.

                         PART 1.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                  September 30,          December 31,
                                                      1996                  1995
                                                  -------------          -------------
Assets

Current Assets:
           Cash and cash equivalents              $     173,272          $    162,218
           Cash - restricted                            128,970               226,223
           Accounts receivable                        1,347,485             1,073,553
           Inventory                                    246,432               504,953
           Prepaid expenses                             695,290               547,509
                                                  --------------         ------------


           Total current assets                       2,591,449             2,514,456
                                                  --------------         ------------


Property, plant and equipment:
           Unevaluated property not subject
             to amortization                          5,577,628             4,998,824
           Oil and gas properties pursuant
             to the full cost method                 32,109,893            31,566,297
           Refinery property and equipment           16,578,904            15,521,995
           Other                                        519,862               506,445
                                                  --------------         ------------
                                                     54,786,287            52,593,561
Less - accumulated depreciation,
             depletion and amortization             (23,434,061)          (22,502,472)
                                                  --------------         ------------

            Total property, plant and equipment      31,352,226            30,091,089
                                                  --------------         ------------

Other long-term assets, net                             169,279                34,817
                                                  --------------         ------------

Total Assets                                      $  34,112,954          $ 32,640,362

                                                  =============          ============

                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)



                                                               September 30,      December 31,
                                                                   1996              1995
                                                               -------------      ------------
Liabilities and Stockholders' Equity

Current Liabilities:
           Notes payable                                     $     101,352       $      66,759
           Current installments of long-term debt                1,848,500           1,870,000
           Accounts payable                                      2,960,534           2,363,562
           Accrued expenses and other liabilities                1,252,806           1,616,678
                                                             -------------       -------------

           Total current liabilities                             6,163,192           5,916,999


Long term debt                                                   4,739,496           5,432,671
                                                             -------------       -------------

           Total Liabilities                                    10,902,688          11,349,670



Stockholders' equity:
           Preferred stock, par value $.01,
              authorized 7,000,000 shares, none
              issued    (Note 3)                                         -                   -
           Common stock, par value $.08, 100,000,000
              shares authorized, 34,431,828 shares issued
              and outstanding at September 30, 1996 and
              24,705,926 shares issued and outstanding at
              December 31, 1995   (Note 3)                       2,754,546           1,976,474

           Additional paid-in capital                           77,434,941          74,768,272
           Stock purchase warrants                               1,297,754           1,297,754
           Accumulated Deficit                                 (58,276,975)        (56,751,808)
                                                             -------------       -------------

Total Stockholders' Equity                                      23,210,266          21,290,692
                                                             -------------       -------------

Commitments and Contingencies                                            -                   -
                                                             -------------       -------------

Total Liabilities and
   Stockholders' Equity                                      $  34,112,954       $  32,640,362
                                                             =============       =============


                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)


                                                       1996               1995
                                                   -------------     --------------
Revenues:
   Oil and gas sales                            $     300,514        $    304,870
   Refinery lease fees                                662,962             399,933
   Interest Income                                        378             (15,128)
   Other                                               36,120              80,966
                                                --------------       -------------

          Total revenues                              999,974             770,641
                                                --------------       -------------




Expenses:
   Operating                                          176,220              70,068
   General and Administrative                         923,270             835,088
   Depreciation, depletion and amortization           284,251             303,432
   Interest                                           359,013             237,005
                                                --------------       -------------

          Total expenses                            1,742,754           1,445,593
                                                --------------       -------------

Net Loss                                        $    (742,780)       $   (674,952)
                                                ==============       =============


Loss per share of common stock                  $       (0.02)      $       (0.03)
                                                ==============       =============

Weighted average number of shares
     outstanding                                   32,884,064          22,417,001
                                                ==============       =============


                 See notes to consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)



                                                   1996               1995
                                                 ---------           --------

Revenues:
    Oil and gas sales                           $     941,760      $    929,799
    Refinery lease fees                             1,780,280           779,860
    Interest Income                                     3,851            21,074
    Other                                             164,022           116,938
                                                --------------     -------------

                Total revenues                      2,889,913         1,847,671
                                                --------------     -------------




Expenses:
    Operating                                         392,885           278,089
    General and Administrative                      2,210,298         2,583,460
    Depreciation, depletion and amortization          931,704           931,885
    Interest                                          880,193           757,452
                                                --------------     ------------

                Total expenses                      4,415,080         4,550,886
                                                --------------     ------------

Net Loss                                        $  (1,525,167)     $ (2,703,215)
                                                ==============     ============


Loss per share of common stock                  $       (0.05)     $      (0.12)
                                                ==============     ============

Weighted average number of shares
    outstanding                                    30,406,476        21,832,299
                                                ==============     ============


                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                  (Unaudited)




                                                                       1996             1995
                                                                 -------------    ---------------
Cash flows from operating activities:
          Net loss                                               $  (1,525,167)   $    (2,682,902)
                                                                 -------------    ---------------
          Adjustments to reconcile net loss to net cash
            provided (used) by operating activities:
                Depreciation and depletion                             931,704            931,885
                Amortization of bond/loan costs                         52,425             67,997
                Non-cash provision for services                        421,875
                Gain on sale of assets                                       -            (25,165)
                Changes in current assets & liabilities:
                    (Increase) decrease in accounts receivable        (273,932)          (109,157)
                    Decrease in inventory                              258,521            322,070
                    (Increase) decrease in prepaid expenses             48,430           (140,276)
                    Increase (decrease) in accounts payable
                        and accrued expense                            486,557            846,230
                                                                   ------------      -------------

                                     Total adjustments               1,925,580          1,893,584
                                                                 --------------   ----------------

     Net cash used by operating activities                             400,413           (789,318)
                                                                 --------------   ----------------

Cash flows from investing activities:
          Additions to oil and gas properties                       (1,122,400)        (1,998,272)
          Additions to refinery property and equipment              (1,056,909)                 -
          (Additions) retirements to other assets                     (200,023)           (22,571)
                                                                 --------------   ----------------

     Net cash used in investing activities                          (2,379,332)        (2,020,843)
                                                                 --------------   ----------------

Cash flows from financing activities:
          Cash - restricted                                             97,253             (8,920)
          Increase (decrease) in notes payable                          34,593             82,237
          Payments on long-term debt                                  (714,675)          (467,500)
          Proceeds from issuance of debentures, net                  1,810,000                  -
          Proceeds from issuance of common stock, net of
            offering expenses                                          762,802          2,324,361
          Proceeds from exercise of stock warrants                           -                 32
                                                                 --------------   ----------------

     Net cash provided by financing activities                       1,989,973          1,930,210
                                                                 --------------   ----------------

Net (decrease) increase in cash
  and cash equivalents                                                  11,054           (879,951)

Cash and cash equivalents at beginning of period                       162,218            943,371
                                                                 --------------   ----------------
Cash and cash equivalents at end of period                       $     173,272    $        63,420
                                                                 ==============   ================


                 See notes to consolidated financial statements

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                  (Unaudited)


                                                                        Additional      Stock
                                                  Common Stock           paid-in       purchase
                                              Shares         Amount      capital       warrants       Deficit         Total
                                           ----------     -----------  -----------   -----------   -------------    -----------
Balance, December 31, 1995                 24,705,926     $1,976,474   $74,768,272    $1,297,754    ($56,751,808)   $21,290,692

Stock issued in lieu of accounts payable      457,447         36,596       223,468             -               -      260,064
Stock issued in lieu of services              900,000         72,000       349,875             -               -       421,875
Conversion of debentures                    6,535,122        522,810     1,477,190             -               -     2,000,000
Sale of common stock - net                  1,833,333        146,666       616,136             -               -        762,802
Net loss for the period                             -              -             -             -      (1,525,167)    (1,525,167)
                                           ----------     ----------   -----------   -----------   -------------    -----------


Balance, September 30, 1996                34,431,828     $2,754,546   $77,434,941    $1,297,754    ($58,276,975)   $23,210,266
                                           ==========     ==========   ===========   ===========   =============    ===========


See notes to consolidated financial statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996

1.       Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, the results of operations for the three and nine month periods ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1995 Annual Report on Form 10-K.

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

2.       Contingencies

IRS Excise Tax Dispute

In May 1992, a Company subsidiary, American International Refinery, Inc. ("AIRI"), was notified by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products. The Company has submitted a formal response, and has been negotiating with the IRS regarding a settlement since 1993. The IRS has recently indicated a willingness to waive all of the penalties and 75% of the proposed tax liability. The Company expects to meet with the IRS before year-end in order to finalize a settlement. Therefore, it now appears that this dispute may be resolved by year-end. Although settlement discussions are continuing, the Company has provided an allowance during 1995 of $250,000 for estimated costs, either in the form of legal expenses or payments to the IRS, or some combination of both. Although, the Company believes that this allowance may not be sufficient to cover the total settlement amount, it is unable to determine precisely what liability may arise from this assessment at this time.

Legal Proceedings

The Company and its subsidiaries are party to various legal proceedings, including environmental matters. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked-out the personnel of Pan American International Petroleum Corporation ("PAIPC"), a wholly-owned Company subsidiary, from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was cancelled by the government due to the fact PAIPC did not complete the minimum work program required under the License Contract. However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been cancelled, the Company expects the legal action by Rio Bravo will be decided in PAIPC's favor. PAIPC has also filed counterclaims and liens against Rio Bravo to defend its interests in the Block and License Contract and continues to participate in meetings with the government related to the activities in the Block and in all matters of administration of the License Contract. The Company is currently negotiating with Rio Bravo to resolve the dispute. At this time, the Company is unable to determine if such negotiations will result in a successful settlement of the dispute or what liability, if any, may arise from this action.

3.       Changes in Securities

At the Company's Annual Meeting of Shareholders on July 11, 1996, the Shareholders approved an amendment to the Company's Articles of Incorporation to increase the authorized capital stock of the Company to 107 million shares, including 100 million shares of Common Stock, par value $.08, and 7 million shares of "blank check" preferred stock, par value $.01.

4.       Subsequent Events

Convertible Debentures - In November 1996, the Company received aggregate net proceeds of $326,000 from the sale of $389,000 principal amount of 10% Senior Subordinated Convertible Redeemable Debentures in two offerings of up to an aggregate of approximately $2 million in principal amount of these debentures (the "Senior Debentures"), issued under Regulation S. The Senior Debentures are convertible after 180 days after the closing of the offering into common stock of the Company at a conversion price equal to 80% of the average closing bid price of the common stock for the five business days immediately preceding the date of the conversion notice. Should the Company pay the Senior Debentures in full prior to conversion, the Company would be required to issue two-year options to the holders, to acquire common stock of the Company equal to 5% of the principal amount of the Senior Debentures at 80% of the average closing bid price of the common stock for the five consecutive trading days preceding the date of issuance of the option.

8% Notes - In November 1996, the Company initiated the offering under Regulation D of an aggregate of up to $1.6 million of subordinated notes (the "Notes"), which consist of 64 units, each unit consisting of a $25,000 principal amount 8% Subordinated Note, maturing in 90 days from the respective issuance of each Note and 10,000 five-year warrants with each warrant exercisable at any time after funding at $.50 per share. The Company expects to sell all of the units by mid-December 1996, however, there is no certainty that it will be successful in doing so.

The proceeds from the sale of the Senior Debentures and the Notes will be used primarily to fund in part the construction of asphalt tanks, a truck-loading facility and a polymerization unit to allow for storing, heating, blending and polymerization of asphalt at the Company's refinery, as well as for working capital purposes.

In October and November 1996, the Company issued an aggregate 18,675 shares of common stock pursuant to Regulation S in lieu of a cash interest payment and services rendered totalling an aggregate of $8,055 to a non U.S. persons overseas.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Liquidity and Capital Resources

This report includes forward-looking statements that involve risks and uncertainties detailed from time to time in the Company's SEC reports. The actual results of the Company, other than historical results, could differ materially from those discussed below.

The Company significantly increased its revenues and reduced its general and administrative expenditures during 1996; it also issued shares of its common stock and convertible debentures for aggregate net cash proceeds of approximately $3.3 million. As a result, the Company reduced its year-end 1995 long-term debt by approximately 13% to $4.7 million and increased its oil and gas properties, refinery, and other assets by $2.4 million at September 30, 1996. The proceeds from increased cash flow from operations and the sale of stock and debentures were utilized to pay approximately $715,000 of current portions of debt and related interest, and approximately $2,379,000 was utilized by the Company in investing activities during this period, primarily for oil and gas development in Colombia. The Company also utilized approximately $400,000 for operations. Net loss for the first nine months totalled $1,525,000 including non-cash provisions for depreciation, depletion, and amortization of $932,000. Approximately $33,000 was provided during the quarter by the reduction of current assets other than cash and approximately $487,000 was provided by an increase in accounts payable.

The Company's 12% Secured Debentures (the "12% Debentures") require certain principal payments and contain certain restrictive covenants and conditions with which the Company must comply. During the next twelve months approximately $1,229,000 and $358,000 in principal and interest, respectively, are due for payment, of which all of the principal is payable on December 31, 1996 and one-half of the interest is payable in each of December 1996 and June 1997. The Company is currently seeking alternative financing to repay the 12% Debentures in full prior to the next scheduled redemption date. However, in the event that the Company is unable to meet its obligations pursuant to the 12% Debentures in a timely manner, the Company's oil and gas reserves and its operations may be severely affected.

The Company has an outstanding Loan Agreement (the "MGTF Note") with MG Trade Finance Corp. ("MGTF"), which is secured by its Lake Charles, Louisiana refinery (the "Refinery"). As of November 12, 1996, the outstanding principal balance of the MGTF Note was approximately $2.3 million, which is due in full on March 31, 1998. 50% of the lease fee proceeds the Company receives from the lessee of the Refinery, Gold Line Refining, Ltd. ("Gold Line") is utilized to pay interest and amortize the principal on the MGTF Note. If lease fees are not sufficient to satisfy all accrued interest when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations, including any liability that may arise from any claims or settlements related to the Refinery.

From June through October 1996, Gold Line processed an average of almost 15,000 barrels of feedstock per day, which provides the Company with $225,000 per month in lease fees, a significant increase over the monthly average during the previous twelve months. Should Gold Line continue to maintain this level of operation, the combination of the increased lease fees and payment of its scheduled quarterly principal and interest note payments to the Company could provide the Company with approximately $1.7 million more cash flow during the next twelve months than during the last year. However, even at increased levels of processing, Gold Line has had problems in the past in meeting its payment obligations to the Company on a timely basis, and continues to do so. Although Gold Line has indicated it plans to pay all past due lease fees (approximately $300,000) by year-end, there is no assurance it will do so. Nor is there any assurance it will be able to repay the principal balance and accrued interest on its note payable to the Company totalling an aggregate of approximatley $1,075,000 at September 30, 1996.

During March 1996, the Company sold $1.5 million worth of 10% convertible subordinated redeemable debentures due April 1, 1998 for net proceeds of $1.34 million (the 10% "Debentures"). The proceeds were utilized primarily to repay debt and for working capital purposes. The 10% Debentures, issued in accordance with Regulation S, were convertible 45 days after closing of the offering into common stock of the Company at 65% of the average closing bid price of the Company's common stock for the five business days immediately preceding the date of the conversion notice or the date of Subscription, whichever was lower. As of September 30, 1996 all of the 10% Debentures had been converted prior to redemption into 4,994,181 shares of the Company's common stock.

During April 1996, the Company sold $500,000 worth of 9% Convertible Subordinated Redeemable Debentures due April 1, 2000 for net proceeds of $460,000 (the "9% Debentures"), issued in accordance with Regulation S. The proceeds were utilized primarily to repay debt and for working capital purposes. Fifty percent of the 9% Debentures were convertible into the Company's common stock 45 days after closing of the offering with the remainder convertible 75 days after the closing of the offering. The 9% Debentures were convertible at 75% of the average closing bid price of the Company's common stock for the five business days immediately preceding the date of the conversion notice or the date of Subscription, whichever was lower. As of September 30, 1996 all of the 9% Debentures had been converted prior to redemption into 1,540,941 shares of the Company's common stock.

During the third quarter of 1996, the Company issued 129,241 shares of its common stock pursuant to Regulation S in lieu of $60,000 worth of cash interest payments to non-U.S. persons overseas.

In August 1996 the Company signed an agreement with Carbopetrol S.A. ("Carbopetrol"), one of the purchasers of its crude oil production in Colombia, wherein Carbopetrol paid the Company an up- front payment of $200,000 for an option to acquire a 1% overriding royalty interest ("override") of the Company's new Chicoral oil discovery and any formation below the Company's currently-producing Doima formation in the Toqui-Toqui field in Colombia. Carbopetrol also received an option to purchase an additional 4% of the Company's interest in the Chicoral at $200,000 per point, which option must be exercised by June, 1997. Since the Chicoral is not yet producing oil, the initial $200,000 payment is being considered an advance royalty for which the Company is paying 14% in annual interest, payable in crude oil from the Company's current production. In the event the Chicoral does not attain certain levels of future production, the advance royalty paid to date would be repaid by the Company in the form of crude oil at a minimum rate of 200 barrels per day from its then-existing production. The proceeds from the transaction are being utilized by the Company to work over and service existing Toqui-Toqui producing wells and to develop the Chicoral discovery.

Negotiations are continuing with various other oil companies regarding a possible farmout of the Company's Chicoral discovery and its other Colombian properties in return for cash and drilling obligations in the Company's Toqui-Toqui field. Such a transaction would ensure that the Company's Chicoral discovery would be fully exploited in the shortest time practicable with little or no cost to the Company. Although a farmout would result in a lower overall Company ownership interest of its Colombian reserves, the net result to the Company could be an increase in its oil and gas reserve base, a stronger balance sheet and greater potential for earnings and cash-flow growth. The Company is also seeking development financing to exploit its South American properties. However, there is no assurance that the Company will succeed in obtaining a farmout partner or development financing.

The Company has no drilling or work obligations in Colombia or Peru. Depending upon available funds, or whether the Company is successful with its farmout efforts or development financing, the Company estimates it could utilize up to $4,000,000 for exploration and development of its properties and prospects in South America during the next twelve months, a significant portion of which could be provided by a farmout partner in Colombia.

Between July and September 1996, the Company received net proceeds of $392,000 from $426,000 in principal amount of 12.5% Convertible Redeemable Subordinated Debentures,issued in accordance with Regulation S (the "12.5% Debentures"). The proceeds are being utilized to expand the Company's VDU and for working capital purposes. The 12.5% Debentures are convertible after 180 days from the closing of the offering into common stock of the Company at 65% of the average closing bid price of the Company for the five business days immediately preceding the date of the conversion. The 12.5% Debentures are redeemable at any time and if they are redeemed in full prior to conversion the Company will issue to the holder(s) two-year options to acquire shares of common stock equal to 18% of the total remaining principal amount of the Debenture at 80% of the average closing bid price of the Company's common stock for the five consecutive trading days prior to issuance of the option.

The Company had an independent engineering firm perform an analysis to determine the viability of operating its 16,500 barrel per day Vacuum Distillation Unit ("VDU") to produce asphalt, vacuum gas oil, and diesel fuel in addition to, but separate from, the operations currently being performed by Gold Line. Preliminary studies utilizing actual pricing scenarios from 1994 and 1995 indicated that such a project could provide the Company with significant amounts of revenues and profits, if appropriate feedstock and end-product contracts and adequate financing could be secured. After considerable study and discussion, the Company decided to move forward with the project and obtained commitments for various forms of financing for this purpose (the "Private Placements"), including, the 12.5% Debentures and other potential financings (See "Notes to Consolidated Financial Statements Subsequent Events"). The total capital required to prepare the VDU for operation is estimated at approximately $4.5 million, which includes construction of additional storage tanks, a polymerization unit, a laboratory, a truck-rack facility, a barge dock, and other miscellaneous items. Approximately one-half of this amount will be required to implement the terminalling agreement discussed below. In July 1996, the Company utilized some internally-generated cash flow and borrowed funds to commence with the project. Some of the storage tanks have been delivered and one large tank has been installed. The majority of the funding for the VDU project is expected to be needed in November and December 1996 and should be supplied by the Private Placements, although other forms of financing could be used.

In June 1996, the Company entered into two renewable agreements with Coastal Refining & Marketing, Inc. ("Coastal"), a subsidiary of The Coastal Corporation. The first agreement with Coastal is an asphalt terminalling agreement, whereby the Company will store, heat, blend, and polymerize Coastal's asphalt. The second agreement is an asphalt purchase agreement whereby the Company is to sell all of its truck-rack asphalt to Coastal. The terminalling operation was scheduled to begin in November 1996 and terminate sometime during the second quarter of 1997, when the Company had planned to commence the production and sale of its own asphalt, in addition to vacuum gas oil ("VGO") and diesel fuel.

Due to the lack of timely financing, the Company has not been able to complete the first stage of the construction to allow for the terminalling agreement to start in November 1996. The Company is having discussions with Coastal to extend the construction completion date to approximately January 31, 1997 and is seeking additional modifications to the asphalt sales agreement with Coastal.

In the event the Company is able to secure adequate financing on a timely basis, it plans to initially operate the VDU at 7,000 to 10,000 barrels per day to produce primarily conventional paving asphalt, VGO, and diesel. At these levels, the Company expects its annual revenues from the sale of the various products to range between $40 million and $50 million. As polymerized asphalt manufacturing levels increase, revenues could be substantially higher, as could the Company's margins which, in any event, are expected to be favorable. The new facility will include a state of the art polymerizing unit capable of processing in excess of 7,500 barrels/day of polymerized asphalt. Because of recently revised state and federal government highway specifications requiring some form of polymer modification, the demand for the longer lasting, more-expensive, polymerized asphalt is expected to increase.

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

Management believes that the favorable margins from the VDU operation should be sufficient to provide the Company with the capital necessary to repay its debts and to provide funding for future development and exploration of its existing oil and gas properties. However, the Company is currently having discussions with various entities which have expressed an interest in providing the Company with financing (the "Replacement Financing") to prepay loans from the Private Placements, as well as its other existing long-term liabilities, and to provide working capital for other operating needs until the Company's internally-generated cash flows are sufficient to support all of its operations. If the Company is unable to secure the Replacement Financing, management believes loan proceeds from the Private Placements, in addition to the anticipated cash flows from the VDU operations, will be sufficient to satisfy these requirements. At this time, however, there is no certainty that the Company's VDU project will be successful, that the Company will obtain all of the funds expected from the Private

Placements or the Replacement Financing, or that such funds, if obtained, will be sufficient for the needs of the Company.

The Company intends to meet its capital and operating funds requirements in the near term from revenues generated from operations, and from additional financing as necessary. However, there is no assurance of success of any farmout or financing efforts the Company may pursue or the timing or success of the exploitation of its discoveries in South America.

Results of Operations

For the Three Months Ended September 30, 1996 as compared to the Three Months Ended September 30, 1995

The following table highlights the Company's results of operations for the three months ended September 30, 1996 and 1995.


                                                  For The Three Months
                                                    Ended September 30,
                                                1996            1995
Exploration and Production Activity:

       Colombia Properties:

       Revenues - Oil Sales (000's)               $301                $253
       Lease Operating Expenses (000's)           $180                 $81
       Production Volume - Bbls                 25,971              30,843
       Average Price per Bbl                    $11.57               $8.19
       Production Cost per Bbl                   $6.92 (4)           $2.62
       DD&A per Bbl                              $3.77               $3.86

       Peru Properties:

       Revenues - Oil Sales (000's)                (1)                 $52
       Lease Operating Expenses (000's)            (1)               ($12) (3)
       Production Volume - Bbls                    (1)               4,312
       Average Price per Bbl                       (1)              $11.96
       Production Cost per Bbl                     (1)             ($2.73) (3)
       DD&A per Bbl (2)                             -                   -

Refinery Operations:

       Refinery Lease Fees (000's)                $663                $400
       Average Daily Throughput(Bbls)           14,112              11,109
       Average Throughput Fee                    $0.50               $0.40

(1) Information for 1996 is not available. See Note 2 to "Notes to Consolidated Financial Statements September 30, 1996 - Legal Proceedings".

(2) Excludes Peruvian activity since all related properties are currently considered "unevaluated".

(3)      Reflects adjustments for over-accrued lease operating expenses.

(4) Variance from 1995 results primarily from overlifting by Ecopetrol during the third quarter of 1996, as discussed below.

Oil and Gas Operations:
Although Colombia gross oil and gas production only decreased approximately 2% during the current quarter compared to the same period last year, barrels sold decreased 16%, due primarily to the Company taking an excess of its working interest share of produced oil, relative to its partner, Ecopetrol at the rate of approximately 17% during the third quarter of 1995. Ecopetrol has the right to make up the deficiency over time by taking up to 10% more, or greater by mutual consent, of its working interest share of production until the imbalance is cured. During the third quarter of 1996, Ecopetrol took its 10% excess in order to make up the imbalance and continues to do so in the fourth quarter as well. An increase in current oil prices of approximately 41%, which is directly related to the Company renegotiating its oil sales contracts earlier in 1996 and an increase in the world market price of oil over the same period last year, more than offset the decrease in sales volumes as discussed above, and accounts for the net increase of approximately $48,000, or 19%, in oil and gas revenues for the current period compared to the same period last year.

Overall production costs increased by approximately $106,000 during the three months ended September 30, 1996 compared to the same period last year. Colombia production costs increased by approximately $99,000 during the current quarter compared to the same period last year primarily due to an adjustment during the third quarter to recognize the currency fluctuation with regard to joint venture transactions and an increase in joint venture overhead allocation. These increases in production costs are directly offset by an increase in the capitalized and reimbursed general and administrative costs during the current quarter. Production costs per barrel reflects an increase of $4.30 per barrel during the current period compared to the same period last year. Approximately $1.10 is attributable to the adjustment discussed above. The additional increase gives effect to the production rates remaining relatively constant compared to last year and the barrels sold used to calculate the cost per barrel decreasing due to the overlifting by Ecopetrol during the current quarter as discussed above.

Refinery Operations:

Refinery lease fees increased by approximately $263,000, or 66% in the third quarter of 1996 compared to the third quarter of 1995. The increase is due to Gold Line processing at a higher capacity to fulfill obligations under newly obtained government contracts. Gold Line is currently operating under several government contracts compared to the same period last year when it had only one government contract. Gold Line has increased its actual daily processing rate by 5%, from 13,696 barrels per day in the third quarter of 1995 to 14,412 barrels per day during the current quarter, and increased the number of days it actually processed during the current period from 73 days for the same period last year to 92 days for the current quarter. On January 1, 1996, the throughput fees increased 25%, from $0.40 per barrel to $0.50 per barrel over the same period last year.

Other Revenue:

Other revenues decreased approximately $45,000 during the current quarter due primarily to the decrease in foreign exchange gains in this period compared to the third quarter 1995.

General and Administrative:

Excluding a non-recurring non-cash charge of approximately $422,000 related to a shareholder-approved issuance of stock to a Company officer during the third quarter of 1996 (in exchange for removal of certain Company obligations from the officer's employment contract), G&A decreased by approximately $334,000, or 40%, in the third quarter of 1996 compared to the same period last year, due to the Company's continued cost reduction efforts. An increase in capitalized and reimbursed G&A of $85,000 for the three months ended September 30, 1996, compared to the same period last year, accounted for 10% of the decrease and was related to the increased recoverability of joint venture costs related to Colombia operations during the current quarter compared to the same period last year. Actual decreases in G&A totalling $249,000 realized in this period compared to the same period last year were in the following areas: payroll & payroll-related expenses decreased approximately $190,000 and certain other employee costs decreased approximately $7,000, legal expenses decreased by approximately $20,000 and property taxes decreased $12,000.

Interest Expense

Interest expense increased approximately $122,000, or 51%, for the three months ended September 30, 1996, compared to the same period in 1995, due to an increase in outstanding debenture principal of $2,000,000 related to the March and April 1996 sale of the 10% and 9% Debentures discussed above. As of September 30, 1996, 100% of the 10% and 9% Debentures had been converted into common stock of the Company.

Depreciation, Depletion, and Amortization decreased approximately $19,000, or 6%, compared the same period last year. The decrease was primarily due to the decrease in the sale of barrels of oil during the current quarter as discussed above.

Results of Operations

For the Nine Months Ended September 30, 1996 as compared to the Nine Months Ended September 30, 1995

The following table highlights the Company's results of operations for the nine months ended September 30, 1996 and 1995.

                                                   For The Nine Months
                                                   Ended September 30,
                                              1996                    1995
                                              ----                    ----
Exploration and Production Activity:

       Colombia Properties:

       Revenues - Oil Sales (000's)           $942                    $793
       Lease Operating Expenses (000's)       $391                    $223
       Production Volume - Bbls             99,069                  98,009
       Average Price per Bbl                 $9.51                   $8.10
       Production Cost per Bbl               $3.95 (4)               $2.28
       DD&A per Bbl                          $3.77                   $3.86

       Peru Properties:

       Revenues - Oil Sales (000's)            (1)                    $136
       Lease Operating Expenses (000's)        (1)                     $52 (3)
       Production Volume - Bbls                (1)                  15,861
       Average Price per Bbl                   (1)                   $8.60
       Production Cost per Bbl                 (1)                   $3.26 (3)
       DD&A per Bbl (2)                         -                       -

Refinery Operations:

       Refinery Lease Fees (000's)          $1,780                    $780
       Average Daily Throughput(Bbls)       12,531                  10,539
       Average Throughput Fee                $0.50                   $0.40

(1) Information for 1996 is not available. See Note 5 to "Notes to Consolidated Financial Statements September 30, 1996 - Legal Proceedings".

(2) Excludes Peruvian activity since all related properties are currently considered "unevaluated".

(3)      Reflects adjustments for over-accrued lease operating expenses.

(4) Variance from 1995 reflects overlifting by Ecopetrol during the third quarter of 1996, as discussed above.

Oil and Gas Operations:

Overall oil revenues increased approximately $12,000, or 1%, during the nine months ended September 30, 1996 compared to the same period during 1995. Colombia's oil and gas revenues increased by $149,000, or 19%, compared to the same period in the prior year. Actual Colombian oil production decreased 1% from the same period last year due to a natural decrease in production rates of older wells, which decrease was offset by a corresponding increase in production from two new wells put in service during the third quarter of 1995 and an increase of 17% in the average price of the Company's oil over the same period last year. This increase is directly related to the Company renegotiating its oil sales contracts earlier in 1996 and the increased price of oil on the world market. The increase in Colombian oil revenues is offset by the decrease in oil production and sales from the Peru operations as previously discussed herein.

Colombia production costs increased approximately $168,000, or 75% compared to the same period in the prior year, due primarily to Joint Venture production overhead allocations in Colombia increasing by $151,000, 68% of the increase, compared to the same period in 1995, resulting primarily from an increase in joint venture overhead allocations and from a currency fluctuation adjustment. This increase is offset by an increase in reimbursed general and administrative costs. In Peru, a decrease in production costs of approximately $52,000 over the same period last year is attributable to the non-recorded Peruvian activity in 1996, as previously discussed herein.

Refinery Operations:

Refinery lease fees increased by $1,000,000, or 128%, during the nine month period of 1996 compared to the same period in 1995. The increase is due to several factors involving the Company's Lessee, Gold Line Refining, Ltd ("Gold Line"). During the first nine months of 1995, Gold Line was operational for only 147 days compared to being operational for 227 days during the same period in 1996. During the first quarter of 1995, Gold Line had been negotiating feedstock contracts and performing start-up maintenance, operating only seven days during the first quarter of 1995 and 140 days during the second and third quarters of 1995. During the first nine months of 1996, Gold Line was operational 227 days out of 273 days of this period. The increase is also due to Gold Line processing at a higher capacity to fulfill several Defense Fuel Supply Center contracts during this period compared to servicing only one contract during this same period last year. During the second quarter of this year, Gold Line processed a daily high of approximately 19,000 barrels of throughput and has been processing an average of 14,864 barrels per day since June 30, 1996. On January 1, 1996 the throughput fees increased 25%, from

$0.40 per barrel to $0.50 per barrel over the same period last year.

Other Revenue:

Other Revenue increased approximately $47,000 during the current quarter due primarily to the increase in foreign exchange gains in this period compared to the same period in 1995.

General and Administrative:

G&A decreased approximately $373,000, or 14% compared to the same period during 1995. An increase in capitalized and reimbursed G&A of $245,000 for the nine months ended September 30, 1996, compared to the to the same period last year, accounted for 8% of the decrease and was directly related primarily to the increased recoverability of G&A costs related to joint venture expenditures for the current period compared to the same period last year. Net of a non-recurring non-cash charge of $422,000 related to the stock issuance referred to above, G&A expenditures decreased during the current period compared to the same period last year by $550,000 and occurred primarily in the following areas: payroll and payroll related expenses decreased approximately $263,000 and certain other employee costs decreased approximately $52,000. Investor/public relations costs decreased during the current period compared to same period last year by approximately $17,000. Legal expenses and accounting and consulting expenses declined by $51,000 and $50,000, respectively. Property taxes and insurance expenses decreased $30,000 and $38,000, respectively, during the current period compared to the same period last year.

Interest Expense

Interest expense increased by approximately $123,000, or 16%, during the current period compared to the same period last year, due to an increase in outstanding debt principal of $2,000,000 related to the March and April 1996 sale of the 10% and 9% Debentures discussed above. As of September 30, 1996, all of these 10% and 9% Debentures had been converted into common stock of the Company.

Depreciation, Depletion, and Amortization remained approximately the same for the nine months ended September 30, 1996 compared to the same period last year.

                          PART II:  OTHER INFORMATION

Item 2.  Changes in Securities

See Part 1. Item 1. "Notes to Consolidated Financial Statements Note 4. Subsequent Events" and "Management's Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources" regarding the sale of convertible debentures and the issuance of subordinated notes and warrants (for the purchase of up to 640,000 shares of common stock) under Regulation D. Upon conversion of the debentures, the number of shares to be issued varies inversely with the market price of the Company's common stock at the date of conversion. Although there is no assurance that all of these convertible debentures will be sold and/or converted, and conversion can only occur 180 days after closing of the related offerings, at the current market price if all of these debentures were converted the Company would issue approximately 5 million shares, or approximately 15% of its currently issued and outstanding shares. Depending upon the circumstances, isuance of additional shares of common stock could affect the existing holders of shares by diluting the voting power of the outstanding shares.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

4.1 Form of Warrant to purchase shares of the Registrant's Common Stock issued to Venture Guarantee, Ltd. as partial compensation in connection with offerings of the Registrant's debentures, the forms of which are attached hereto as Exhibits 4.2 and 4.3.

4.2 Form of 12.5% Series X Senior Convertible Subordinated Redeemable Debenture due January 2, 1998.

4.3 Form of 10% Series L Senior Subordinated Convertible Subordinated Redeemable Debenture due April 1, 1998.

4.4 Form of 10% Series M Senior Subordinated Convertible Redeemable Debenture due April 1, 1998.

4.5      Form of 8% Promissory Note.

4.6 Form of Warrant to purchase shares of the Registrant's Common Stock to be issued to various purchasers of the Registrant's 8% promissory notes, the form of which is attached hereto as Exhibit 4.5.

10.1 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures, the form of which is attached hereto as Exhibits 4.2.

10.2 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures in the form attached hereto as Exhibit 4.3.

10.3 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures in the form attached hereto as Exhibit 4.4.

10.4 Form of Subscription Agreement used in connection with the Registrant's 8% Promissory Notes, the form of which is attached hereto as Exhibit 4.5.

27.1     Financial Data Schedule.

(b)      Reports on Form 8-K

1. A Form 8-K dated August 13, 1996 was filed in connection with a Change in the Registrant's Certifying Accountant.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 13, 1996

                                                  AMERICAN INTERNATIONAL
                                                  PETROLEUM CORPORATION



                                                  By:/s/ Denis J. Fitzpatrick
                                                     ------------------------
                                                  Denis J. Fitzpatrick
                                                  Chief Financial Officer




                                                  By:/s/ William L. Tracy
                                                     --------------------
                                                  William L. Tracy
                                                  Treasurer and Controller

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              DESCRIPTION

4.1 Form of Warrant to purchase shares of the Registrant's Common Stock issued to Venture Guarantee, Ltd. as partial compensation in connection with offerings of the Registrant's debentures, the forms of which are attached hereto as Exhibits 4.2 and 4.3.

4.2 Form of 12.5% Series X Senior Convertible Subordinated Redeemable Debenture due January 2, 1998.

4.3 Form of 10% Series L Senior Subordinated Convertible Subordinated Redeemable Debenture due April 1, 1998.

4.4 Form of 10% Series M Senior Subordinated Convertible Redeemable Debenture due April 1, 1998.

4.5             Form of 8% Promissory Note.

4.6 Form of Warrant to purchase shares of the Registrant's Common Stock to be issued to various purchasers of the Registrant's 8% promissory note, the form of which is attached hereto as Exhibit 4.5.

10.1 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures, the form of which is attached hereto as Exhibits 4.2.

10.2 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures in the form attached hereto as Exhibit 4.3.

10.3 Form of Subscription Agreement used in connection with the offering of the Registrant's debentures in the form attached hereto as Exhibit 4.4.

10.4 Form of Subscription Agreement used in connection with the Registrant's 8% Promissory Notes, the form of which is attached hereto as Exhibit 4.5.

27.1            Financial Data Schedule.