Form 10-K
period 1996-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-04-16
CIK 799119

THIS DOCUMENT IS A COPY OF THE FORM 10-K FILED ON APRIL 16, 1997
                 PURSUANT TO A RULE 201 TEMPORARY HARDSHIP EXEMPTION.

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                           13-3130236

(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  444 Madison Avenue, New York, NY                                  10022
Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (212) 688-3333
--------------------------------------------------             ----------------

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

     The aggregate market value of the voting stock of the Registrant held by non-affiliates as of April 1, 1997 was approximately $13,749,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

     The number of shares of Common Stock of the Registrant outstanding as of April 1, 1997 was 36,726,539

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name in 1982. The Company plans to implement crude oil refining and asphalt terminalling and processing at its Lake Charles, Louisiana refinery in 1997 and the production of asphalt, vacuum gas oil and other products in late 1997 or 1998. The Company is also in the process of negotiating participation rights in oil and gas projects in South America and Kazakstan and is seeking other oil and gas projects in the United States, Central and South America, Indonesia and in Kazakstan.

     The Company's wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") is the owner of a refinery in Lake Charles, Louisiana (the "Refinery"). A certain portion of the Refinery, a 30,000 barrel-per-day crude distillation tower (the "Crude Unit") was leased by AIRI to Gold Line Refining Ltd. ("Gold Line"), an independent refiner, from 1990 to March 20, 1997 under a lease agreement (the "Lease Agreement") between AIRI and Gold Line. See "Domestic Operations - Refinery Lease" below. However, the Lease Agreement has recently been terminated, and the Company is having discussions with various companies to utilize the Company's personnel to operate the Crude Unit for processing under similar or more attractive margins than those under the Lease Agreement. See "Domestic Operations - Crude Unit" below. The term the "Company" or "AIPC" includes AIPC and AIRI unless the context otherwise requires.

     On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned oil exploration and production subsidiaries, American International Petroleum Corporation of Colombia and Pan American International Petroleum Corporation, in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum Inc. ("MIP"). See "International Exploration and Production - Recent Developments - Sale of South American Subsidiaries" below.

     Prior to the MIP Transaction, the Company's principal oil and gas properties consisted of (i) between 40% and 80% of the working interest in all oil and/or gas wells drilled on approximately 33,000 acres in the Puli Anticline and the Toqui-Toqui Field, located in the Middle Magdalena Region of Colombia, South America and (ii) 65% of the working interest in approximately 27,000 acres of exploratory and development contract rights in the Talara Basin in Peru, South America.

     The discussions included herein contain forward-looking statements that involve risks and uncertainties, including the Company's continuing losses, working capital deficits, the marketability of the Company's securities obtained from MIP in connection with the MIP Transaction, the ability to enter into profitable contracts to utilize the Refinery, completion of construction projects and financing of refinery operations, the timely development and financing of new oil and gas projects, the impact of competitive products and pricing and other risks detailed from time to time in the Company's SEC reports.

DOMESTIC OPERATIONS

     GENERAL

     In July 1988, AIRI acquired the Refinery located on 30 acres of land bordering the Calcasieu River near Lake Charles, Louisiana. The Company also owns 22 acres of vacant waterfront property adjacent to the Refinery and another 45 acres of vacant land across the highway from the Refinery. The river connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. Most of the Refinery's feedstock and refined products are handled through the Refinery's barge dock at the river.

     The Company recommissioned and tested the Refinery during operations between February and July 1989. During that time it processed up to 24,000 barrels of oil per day. Numerous modifications were designed and implemented to bring the Refinery into compliance with new and existing environmental regulations and to facilitate production of higher value products. Completion of most environmental compliance projects and a military specification jet fuel ("JP-4") upgrade project at the Refinery occurred in 1990.

     The main unit of the Refinery is the Crude Unit, which is capable of producing light naptha overhead and the following side cuts: heavy naptha, kerosene (for jet fuel), #2 diesel, atmospheric gas oil and reduced crude oil sold as special #5 fuel oil. The Crude Unit is also suitable for adaptation to process sour crude oil.

     Total petroleum storage capacity is 645,000 barrels and is currently being expanded to approximately 725,000 barrels. Storage tanks on the Refinery's land include 220,000 barrels of crude storage, 345,000 barrels of storage for finished product sales and 80,000 barrels of product rundown storage. The Refinery also has 20,000 barrels of waste water storage capacity.

     In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit (the "VDU") which was dismantled and moved to the Refinery. Construction of the VDU on the Refinery site was completed in 1993 and, for various economic reasons, the VDU has been idle since then. However, the Company has plans to utilize the VDU beginning in 1997, primarily to process asphalt and vacuum gas oil. See "Vacuum Distillation Unit Asphalt Project" below.

     VACUUM DISTILLATION UNIT ASPHALT PROJECT

     During 1996, the Company performed an analysis to determine the viability of operating the VDU to produce asphalt and vacuum gas oil in addition to, but separate from, any lease and/or other operation of the Crude Unit. Preliminary studies utilizing actual pricing scenarios from 1994 and 1995 indicated that such a project could provide the Company with significant amounts of revenues and profits if appropriate feedstock and end-product contracts, and adequate financing, could be secured.

     Because of delays incurred in securing timely financing, the Company elected to divide the VDU asphalt project into two phases. Phase I provides the minimum number of asphalt storage and shipping tanks, and the necessary processing equipment for the Company to receive, modify and ship asphalt blend stocks on behalf of its customers, on a terminal thru-put basis for a fee.

     Phase I construction of the asphalt terminal and polymer processing facility was temporarily interrupted but has now resumed. All eight planned asphalt storage tanks have been erected, and the Company is now in the process of installing the interconnecting piping network. The hot oil heater and the polymer processing mill have been delivered and are in place to be plumbed into the system. The Company expects to test the completed system by June 1997.

     Phase II is intended to add some processing equipment modifications and additional storage tanks to the VDU which will greatly increase the variety of feedstocks the Company could process in the stand-alone mode of operation. In addition, these modifications would also increase the overall throughput capacity of the VDU system by more than 25%.

     Operating the VDU upon completion of Phase II will allow the Company to provide asphalt, vacuum gas oil and other products. Phase II construction is expected to take an additional six to eight months and cost approximately $2.0 million to complete.

     With the completion of Phases I and II, the Company will have a basic foundation upon which to build its planned asphalt business. The Company intends to continue to expand its asphalt manufacturing and marketing beyond the initial program for local truck rack paving asphalt producers, into both conventional and modified roofing asphalts and specialty industrial grade asphalt products. A multitude of options exist for the Company to utilize combined or segregated crude/vacuum unit operations to select crude oils and vacuum feedstock that can maximize the market potential for particular asphalt products when demand dictates.

     The Refinery's strategic location on the Intercoastal Waterway system combined with the close proximity to rail and interstate highway transportation provides access to markets throughout the central United States and Gulf Coast. Future expansion and growth of the Refinery's business will be dependent on the Company's ability to finance feedstock and the construction of additional processing and manufacturing equipment. The Company plans to emphasize the manufacture and sale of specialty polymermodified asphalt products to take advantage of that niche market while aggressively developing a domestic wholesale asphalt market for delivery by barge and railcar throughout the United States.

     There can be no assurance that the VDU construction will be completed as scheduled, that the Company will obtain sufficient financing or that the planned operations will be profitable.

     CRUDE UNIT

     The Company is currently evaluating several fee processing options for operating the Crude Unit recently vacated by Gold Line. The Company intends to staff and operate the Refinery with AIRI employees, and all operations are to be under the direct control of AIRI management. In addition, the planned operation of the VDU, while still fully capable of functioning on a stand-alone basis if the Company so chooses, could be more effectively integrated with other refinery utilities and support systems, thereby resulting in lower overall operating costs.

     In the fee processing (tolling) configuration, the Company would process various crude oils, condensate or reduced crudes into fungible products for others for a predetermined fee. These fees would be based on the amount and degree of services provided by the Company. Whenever possible, the processing arrangement would be structured to maximize the capacity of the refinery equipment.


     This format has a significant advantage over the Lease Agreement (See "Refinery Lease" below) structure in that it would allow AIRI to retain control over the Refinery and would provide financial security in the form of a letter of credit or performance bond to guarantee payment when due. The Company intends to charge minimum throughput fees whether the processing client provides sufficient feedstock or not, as long as the refinery is mechanically capable of processing that minimum quantity of feedstock. This requirement provides for a certain amount of guaranteed compensation to the Company for granting access to utilization of the refinery assets.

     There can be no assurance that a tolling contract will be consummated, that the Company will obtain sufficient financing, and that the planned operations will be profitable.

     REFINERY LEASE

     Beginning in 1990, Gold Line leased the Crude Unit from the Company and was responsible for substantially all costs associated with operating the Crude Unit.

     In 1994, the Lease Agreement expired. However, by mutual consent, Gold Line continued to operate the Refinery on a hold-over basis pursuant to the terms of the Lease Agreement until March 22, 1995, when Gold Line obtained a line of credit with NationsBank to finance its obligations at the Refinery, and the

Company entered into an amended Lease Agreement with Gold Line, extending the lease term through March 31, 1998. The rental fees, payable monthly, were $.40 for each barrel of feedstock processed through the Refinery by Gold Line through December 31, 1995, and increased to $.50 per barrel from January 1, 1996 through the end of the lease. In addition, Gold Line had fallen far behind on the lease obligations and, on March 22, 1995, the Company restructured all past due amounts owed to AIRI by Gold Line and accepted a promissory note in the principal amount of $1,801,464 (the "Note"), which is subject to a Subordination and Standby Agreement between the Company, Gold Line and NationsBank (the "Subordination Agreement"). Gold Line agreed to amortize the Note by making quarterly payments to AIRI during the term of the Lease Agreement of approximately $144,000, plus accrued interest at a rate of prime plus 1% and certain additional payments. However, pursuant to the Subordination Agreement, including certain profitability parameters, Gold Line was not permitted to make any payments of principal and interest on the Note to AIRI, nor was AIRI entitled to pursue payments thereof.

     During 1995, the NationsBank financing was not adequate to secure sufficient levels of feedstock to keep the Refinery operating at full capacity. As a result, the lease fees the Company received during 1995 of $1,185,000 were substantially lower than expected. In addition, these problems put Gold Line in a difficult position in obtaining new fuel supply contracts with the United States Defense Fuel Supply Center ("DFSC"). With the objective of assisting Gold Line in securing the necessary financing to ensure renewal of its supply contracts, in February 1996, the Company agreed to reduce the amount of the Note from $1,801,464 to $900,732. All other terms of the Note remained unchanged. In March 1996, Gold Line was successful in obtaining the necessary financing to secure a $45 million fuel supply contract with the DFSC.

     During the third and fourth quarters of 1996, Gold Line again began to fall behind in its monthly lease fee payments to AIRI, even though it was processing an average in excess of 400,000 barrels of feedstock per month during these periods. In July and September 1996, and again on February 3, 1997, the Company delivered a Default Notice to Gold Line informing Gold Line of various items of default under the Lease Agreement, including on the February 3, 1997 notice non-payment of lease fees totaling approximately $567,000 and 1996 real estate taxes of approximately $208,000. Subsequent Notices of Default were also delivered to Gold Line covering additional items of default, including an additional $287,000 in unpaid lease fees and $29,000 of unpaid insurance premiums (which premiums were paid by AIRI). On February 18, 1997, the Company delivered a Termination Notice and Notice to Vacate, pursuant to the Lease Agreement, whereby the Company gave written notice to Gold Line to vacate the leased premises five days from the date the Notice was delivered. Gold Line did not comply with the Company's Notice to Vacate, so on February 26, 1997 the Company filed suit to evict Gold Line. On March 20, 1997, the court terminated the Lease Agreement and ordered Gold Line to vacate the refinery premises within 24 hours of the Order, with which Gold Line complied. In addition, the Company is suing Gold Line for recovery of unpaid amounts due and other damages. See "Item 3 - Legal Proceedings".

     REFINERY FINANCING ACTIVITIES

     Subsequent to the purchase of the Refinery, the Company entered into a series of transactions with MG Trade Finance Corp. ("MGTF") to finance the upgrade and operations of the Refinery.

     In 1990, AIRI entered into a loan and security agreement (the "Loan Agreement") with MGTF whereby MGTF loaned AIRI $9,855,000 to (i) repay certain of AIRI's prior obligations; (ii) fund certain improvements related to environmental regulations and production of J-4 jet fuel; and (iii) provide working capital.

     In order to secure AIRI's obligations under the Loan Agreement, AIRI granted MGTF a first priority security interest in the Refinery and in substantially all of the remainder of AIRI's assets. The Company also guaranteed AIRI's obligations under the Loan Agreement and pledged to MGTF all of the capital stock of AIRI. AIRI may not, during the term of the Loan Agreement, make a dividend distribution to the Company or repay amounts advanced to it by the Company, and AIRI is limited in the amount of additional indebtedness it can incur.

     In the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares (as adjusted) of the Company's common stock at an exercise price of $7.50 per share, exercisable at any time prior to June 30, 1994 (the "MGTF Warrants"). The expiration dates of 246,667 of the MGTF Warrants were extended to June 30, 1997, and the exercise price was adjusted to $15.63 per share of common stock. In addition, MGTF's parent company, MG Corp., is entitled to one seat on the Company's Board of Directors without the consent of the Company and a second seat upon the consent of the Company's Board, which consent is not to be unreasonably withheld. One of such Directors is also eligible to be appointed to the Executive Committee, also upon consent of the Company's Board, which consent is not to be unreasonably withheld. MGTF has not nominated any directors to the Board.

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

     In March 1995, the parties further amended the Loan Agreement whereby the due date was extended to March 31, 1998, and MGTF agreed that only fifty percent of the monthly lease fee proceeds from a lessee would be applied to amortize the MGTF loan, where previously 100% of same were applied. To the extent that the portion of such lease rental payments is not sufficient to meet accrued interest due on the loan, the Company must advance funds to AIRI to satisfy such obligation. The related interest rate was also reduced to the prime rate plus 1%.

     As part of certain negotiations related to the MIP Transaction, the Company agreed to change the due date of the unpaid balance of the Loan Agreement of $2,108,000 to September 30, 1997 from March 31, 1998. In addition, the Company pledged 1,000,000 shares of MIP common stock (partial consideration the Company received in the MIP Transaction) as additional collateral for the Loan Agreement. The Company expects to pay the balance due on the Loan Agreement on or before the revised due date by margining or selling some of its MIP shares, or with other conventional financing.

INTERNATIONAL EXPLORATION AND PRODUCTION

     Generally, oil and gas exploration is extremely speculative, involving a high degree of risk. Even if reserves are found as a result of drilling, profitable production from reserves cannot be assured.

     RECENT DEVELOPMENTS

     SALE OF SOUTH AMERICAN SUBSIDIARIES

 On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") to MIP in an arms length transaction.

     The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued (giving account to the contingent portion thereof which was not recorded by the Company pursuant to GAAP) at up to approximately $20.2 million, determined as follows:

          (a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC.
          (b)     Assumption of AIPCC and PAIPC debt of an aggregate amount of

                  $634,000.

          (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 on the date the parties agreed in principle to the sale.


          (d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangable Debenture"), exchangable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof.

          (e) A $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.

          (f) Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax Benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia.

     As a result of the MIP Transaction, the Company now owns approximately 11.3% of MIP's outstanding share capital on a fully-diluted basis (47,720,867 shares). MIP is traded in U.S. dollars on the Toronto Stock Exchange ("TSE") under the symbol MPT.U. As of April 1, 1997, the MIP Shares were trading on the TSE at $1.70 per share.

     The Company utilized a substantial portion of the cash proceeds of the sale to repay the outstanding balance on its 12% Secured Debentures, due December 31, 1997, and intends to utilize the remaining cash and non-cash proceeds to pay other debts, expand its refinery and for general corporate use.

     KAZAKSTAN AGREEMENT

     On January 27, 1997, the Company entered into an option agreement, which was amended on March 7, 1997 (the "Option") with MED Shipping and Trading S.A. ("MED"), a Liberian corporation with offices in Frankfurt, Germany, whereby MED granted the Company, until March 31, 1997, the right to obtain a 40% working interest in a certain petroleum concession in the Ustert Basin of Kazakstan (the "License"). The License is owned 90% by MED and 10% by another entity. As consideration for the Option, the Company paid MED a $100,000 non-refundable cash deposit and also issued to MED 300,000 shares of the Company's common stock, pursuant to Regulation S. Although the term of the Option has expired, the Company continues its due diligence and negotiations with MED regarding its possible participation in the License.

     The Company's future foreign operations, if any, could be adversely affected by the occurrence of political instability and civil unrest. Political instability could also change the operating environment for the Company in the countries in which the Company may be involved through the imposition of restrictions on foreign ownership, repatriation of funds, adverse environmental laws and regulations, adverse labor laws and the like.

     COLOMBIA, SOUTH AMERICA

     In 1987, AIPCC acquired the rights to 45% of the Puli Association Contract Area in the Middle Magdalena Region from the previous operator. In December 1991, AIPCC purchased an additional 35% interest, bringing its total working interest to 80%. Petroleros Del Norte, a Colombian company, owns the remaining 20% of the working interest. AIPCC is the operator of its Puli Association Contract, which is subject to a 20% royalty payable to the Colombian government national oil company ("Ecopetrol") and to certain Colombian taxes.

     Under the terms of the Association Contract, twenty-one productive wells had been drilled and completed as of December 31, 1996. These wells produced an average of 884 gross barrels of oil per day during 1996. All of the producing wells are located in the Toqui-Toqui Field of the Puli Association Contract Area.

     In December 1991, AIPCC signed an Association Contract with Ecopetrol to explore approximately 190,000 acres in the Lagunillas area of the Middle Magdalena Valley. In October 1994, AIPCC farmed-out a 50% working interest in Lagunillas to a non-affiliated company. In September 1995, AIPCC entered into a farmout agreement with a separate non-affiliated oil and gas company (the "Farmee"), whereby AIPCC will transfer all of its remaining interest and obligations at Lagunillas when the Farmee places a performance guarantee and Ecopetrol processes the transfer of interest in the contract.

       As discussed above, on February 25, 1997, the Company sold all of the issued and outstanding shares of AIPCC's common stock and has no remaining assets or obligations in Colombia.

     PERU, SOUTH AMERICA

     In October 1993, PAIPC entered into a joint venture agreement with Rio Bravo S.A., a Peruvian corporation ("Rio Bravo"), to participate in the exploration and development of a 27,000 acre block in the Talara Basin under which PAIPC received a 65% interest in production from exploration and development after recovery of 150% of all drilling costs invested by PAIPC on behalf of Rio Bravo. The agreement also provides PAIPC with an option to participate in the rehabilitation and further development of a producing oil field on the block on a 50/50 basis.

     In late 1994 and early 1995, PAIPC drilled one exploratory well and two new step-out development wells. However, full evaluation of the potential of those oil reservoirs was delayed, primarily due to a dispute with Rio Bravo. In spite of these problems, the minimum work program required under the license contract in Peru was completed and certified as complete by the government. However, Rio Bravo continuously refused to cooperate in the development program in the block and to honor PAIPC's right to oil production from the Block. Consequently, PAIPC has not received its share of revenues since Rio Bravo locked out PAIPC's employees in October 1995. As discussed above, the Company sold all its rights with respect to Peru and therefore has no remaining assets or obligations there.

INDONESIA

     In December 1995, the Company entered into a Farmout Agreement with P.T. Pelangi Niaga Mitra Internasional, an Indonesian company, whereby the Company was to earn a 49% working interest in a Technical Assistance Contract ("TAC") with Pertamina for the Pamanukan Selatan area of West Java Province, Indonesia by providing 100% of the funding for the exploration, development and operation of the TAC.

     During the period in which the Company was waiting for government approval of this transaction, Pertamina, the Indonesian government oil company, changed the regulations governing joint venture and farmout agreements in Indonesia. As a result of these changes, in the second quarter of 1996, the Company elected not to pursue this transaction and relinquished its rights thereto.

OTHER FINANCINGS

     In March 1994, the Company completed an offering of rights to its shareholders. Each right was exercised for $3.00, and the holder received two shares of common stock and one redeemable warrant to acquire an additional share of common stock at any time prior to March 1, 1996 at an exercise price of $4.00 per share. The expiration date of these warrants has been extended to March 1, 1998, but the exercise price remains at $4.00 per share.

     Although the Company's operating cash income improved significantly during 1996, its cash flows were insufficient to fund all of its operations, including debt service. In addition, the Company was unsuccessful in obtaining conventional or mezzanine financing to expand its refinery operations or develop its oil discovery in Colombia, either one of which was expected by management to improve the Company's cash flow. Consequently, during 1996 and through April 9, 1997, the Company issued an aggregate of approximately 8.6 million shares of its common stock and various promissory notes and convertible debentures in exchange for cash and services rendered to the Company valued at an aggregate of approximately $6,723,000 through various private placements and agreements, most of which were issued in reliance upon the safe harbor provided by Regulation S as promulgated by the Securities and Exchange Commission (the "SEC"). The Company utilized most of the cash proceeds from these private placements to repay debt and to fund certain operations.

COMPETITION

     The geographic location of the Refinery in Lake Charles, La. gives the Company a distinct freight advantage over other asphalt suppliers. Most of the Company's competition in its planned asphalt manufacturing business will come from those refiners that do not have downstream processing choices such as the Company's. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from the Company's refinery to the nearest competing truck rack asphalt producing refinery ranges from 150 to over 200 miles away. The Company's major competitor for barge sales is located over 400 miles farther away from the Company's major markets than the Refinery. This distance equates to more than $1.30 per barrel freight advantage to the Company into the same markets.

     Due to highly volatile crude oil prices and environmental regulation, many oil refineries have ceased or curtailed production. The Company also believes, although no assurance of this can be given, that the high costs of constructing new refineries, as well as the cost of updating and modifying inactive existing refineries will discourage new competition in the refining business.

     The oil and gas industry, including oil refining, is highly competitive. The Company is in competition with numerous major oil and gas companies and large independent companies for prospects, skilled labor, drilling contracts, equipment and product sales contracts. Many of these competitors have greater resources than the Company's.

     Revenues generated by the Company's oil and gas operations and the carrying value of its oil and gas properties are highly dependent on the prices for oil and natural gas. The price which the Company receives for oil or natural gas it may produce is dependent upon numerous factors beyond the control of the Company's management, the exact effect of which cannot be predicted. These factors include, but are not limited to, (i) the quantity and quality of the oil or gas produced, (ii) the overall supply of domestic and foreign oil or gas from currently producing and subsequently discovered fields, (iii) the extent of importation of foreign oil or gas, (iv) the marketing and competitive position of other fuels, including alternative fuels, as well as other sources of energy,
(v) the proximity, capacity and cost of oil or gas pipelines and other facilities for the transportation of oil or gas, (vi) the regulation of allowable production by governmental authorities, (vii) the regulations of the Federal Energy

Regulatory Commission governing the transportation and marketing of oil and gas, and (viii) international political developments, including nationalization of oil wells and political unrest or upheaval. All of the aforementioned factors, coupled with the Company's ability or inability to engage in effective marketing strategies, may affect the supply or demand for the Company's oil, gas and other products and, thus, the price attainable therefor.

FINANCIAL INFORMATION RELATING TO FOREIGN AND
DOMESTIC OPERATIONS AND EXPORT SALES

     The table below sets forth, for each of the last three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of the Company's geographical areas, and the amount of its export sales.

Sales to unaffiliated customers:

                                                          1996               1995                1994
                                                     -----------         -----------         --------

   United States                                      $2,596,917         $ 1,403,668         $ 2,094,235
   Colombia                                           $1,508,260           1,214,213           1,169,323
   Peru                                                    *                 166,069             122,068

Sales or transfers between geographic areas:

   United States                                            -                  -                   -
   Colombia                                                 -                  -                   -
   Peru                                                     -                  -                   -

Operating profit or (loss):

   United States                                         980,874           (518,462)             717,824
   Colombia                                               39,595           (299,188)          (8,309,950)
   Peru                                                 (200,000)           100,928               81,044

Identifiable assets:

   United States                                      12,895,332          13,565,280          14,481,904
   Colombia                                           14,641,646          14,136,257          13,580,190
   Peru                                                4,860,559           4,247,975           2,717,167


Export sales:                           -                  -                   -

*Information not available due to dispute with partner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

INSURANCE; ENVIRONMENTAL REGULATIONS

     The Company's operations are subject to all risks normally incident to (i) the refining and manufacturing of petroleum products; and (ii) oil and gas exploratory and drilling activities, including, but not limited to, blowouts, extreme weather conditions, pollution and fires. Any of these occurrences could result in damage to or destruction of oil and gas wells, related equipment and production facilities and may otherwise inflict damage to persons and property. The Company maintains comprehensive and general liability coverage, as is customary in the oil and gas industry and coverage against customary risks, although no assurance can be given that such coverage will be sufficient to cover all risks, be adequate in amount, or that any damages suffered will not be governed by exclusionary clauses, thereby rendering such coverage incomplete or non-existent to protect the Company's interest in specific property. The Company is not fully covered for damages incurred as a consequence of environmental mishaps. The Company believes it is presently in compliance with government regulations and follows safety procedures which meet or exceed industry standards.

MARKETING

     REFINERY

     The Company's anticipated asphalt terminalling and marketing operations for conventional and polymerized asphalt are currently applicable only to the local truck rack paving market within an approximate 100 mile radius of the Refinery. This market segment represents approximately 20% of the total capacity of the VDU. All other asphalt manufacturing and marketing opportunities in wholesale barge and rail car paving, or retail truck for roofing asphalts, industrial grade asphalts and all conventional and polymerized asphalt products will be developed by the Company for internal benefit and growth. Beginning in 1998, the Company plans to expand its customer base by 15-20% per year until full utilization of the asphalt facility is reached.

     Since the Company was unable to secure a sufficient amount of funding to complete the timely construction of the asphalt terminal facilities within the deadline dates specified in its agreements with Coastal Refining and Marketing Inc. ("Coastal"), the agreements have lapsed. However, the Company continues to have discussions with Coastal regarding the implementation of terminalling and other operations at the Refinery, but no decision has been made to date. Coastal has expressed an interest in reinstating the agreements upon the completion of the Company's construction, expected in June 1997, however, there is no assurance Coastal will proceed with these arrangements.

     OIL AND GAS

     For the four months ended April 30, 1994, the Company sold all of its oil production from its Colombian properties to Ecopetrol. Effective May 1, 1994, AIPCC entered into an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. This contract was a 6-month renewable fixed-price sales contract for all crude oil produced by the Company from the Toqui-Toqui field. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and, for 1996, averaged a net price to the Company of approximately $8.40 per barrel of oil. In Peru, PAIPC's contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to PAIPC of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel in 1996, provided a net price to the Company of approximately $10.75 per barrel of oil.

     Sales of the Company's crude oil to Carbopetrol S.A. in Colombia accounted for 24%, 39% and 18% of the Company's 1996, 1995 and 1994 revenues, respectively. Sales to Ecopetrol accounted for approximately 9%, 10% and 47% of the Company's 1996, 1995 and 1994 revenues, respectively. Lease fees from Gold Line accounted for approximately 60%, 42% and 59% of the Company's 1996, 1995 and 1994 revenues, respectively. On March 20, 1997, the Company terminated the Lease Agreement with Gold Line. However, the Company is currently having discussions with other potential customers. The Company believes that it can obtain another contract with better or substantially the same margins as the Lease Agreement or operate the Refinery itself. See "Domestic Operations - Refinery Lease" above.

     A continuing market for any oil and gas that the Company may produce will depend upon numerous factors, many beyond the control of the Company, and most of which are not predictable. These factors include regulation of oil production, price controls on petroleum and petroleum products, the amount of oil and gas available for sale, the availability of adequate pipeline and other transportation facilities, the marketing of competitive fuels, and other matters affecting the availability of a ready market, such as fluctuating supply and demand.

SOURCES AND AVAILABILITY OF RAW MATERIALS

     The Company plans to purchase all raw materials needed for its operations from suppliers and manufacturers located throughout the United States and internationally. The Company believes that these materials are in good supply and are available from multiple sources.

EMPLOYEES

     As of April 1, 1997, the Company employed 57 persons on a full-time basis, including 9 persons who are engaged in management, accounting and administrative functions for AIPC and 48 who are employed by AIRI on a full-time basis, including 7 persons who are engaged in management and administrative functions. The Company frequently engages the services of consultants that are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company believes that relations with its employees are satisfactory.

ITEM 2.  PROPERTIES

OFFICE FACILITIES

     The Company leases approximately 2,900 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased effective November 1, 1994 for a period of four years at a monthly rental rate of $7,325. In addition, the Company leases approximately 3,400 square feet of office space in Houston, Texas. The lease expires in November 30, 1998 and provides for a monthly rental of $3,607.

     The Company also owns 87 acres of land in Lake Charles, Louisiana where its oil Refinery is located. In addition to the structure and equipment comprising the Refinery facility (See "Item 1 - Business - Domestic Operations"), the Refinery assets include an approximately 4,000 square foot office building and three metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 3,800 square feet.

OIL AND GAS ACREAGE AND WELLS

     Gross acreage presented below represents the total acreage in which the Company owned a working interest on December 31, 1996, and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

     The table below indicates the Company's developed and undeveloped acreage as of December 31, 1996.



                      Gross               Gross              Net                Net
                  Developed         Undeveloped        Developed         Undeveloped
                    Acreage             Acreage          Acreage             Acreage

Colombia             19,379              13,474            6,201               4,312

Peru                      -              27,300                -               6,800


         The table below indicates the Company's gross and net oil and gas wells as of December 31, 1996. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                                 Productive Wells


                          Total                      Oil                       Gas
                 Gross           Net        Gross          Net        Gross          Net

Colombia            21           8.4           21          8.4            -            -




Peru                 4           2.6            4          2.6            -            -


OIL AND GAS PRODUCTION

         The table below indicates the Company's net oil and gas production, by country, for each of the five years in the period ended December 31, 1996, 1995, 1994, 1993 and 1992, along with the average sales prices for such production during these periods.


     PRODUCTION

                        Oil (in     Average Net Sales         Gas           Sales Price
                       Barrels)    Price (per Barrel)    (in mcf)           (per mcf)

1996-Colombia           130,433        $9.98                   -                    -
    -Peru                  *             *                     -                    -

1995-Colombia           137,821     $   8.01                   -                     -
       -Peru             17,794         9.29                   -                     -

1994-Colombia           121,643      $  8.91                   -                     -
       -Peru             17,534         6.94                   -                     -

1993-Colombia           132,756       $14.12                   -                     -

1992-United States        3,570       $20.17             225,247                 $1.55
       -Colombia         71,236        14.91                   -                     -

           Average foreign lifting costs in 1996, 1995, 1994, 1993 and 1992 were approximately $4.69, $2.75, $4.64, $9.02 and $9.11 per equivalent barrel of oil, respectively. The Company's average domestic lifting costs for 1992 was approximately $10.26 per equivalent barrel of oil.

*Information not available due to dispute with partner. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

RESERVES

         Huddleston & Co., Inc., petroleum and geological engineers, performed an evaluation to estimate proved reserves and future net revenues from oil and gas interests owned by AIPCC as of January 1, 1997. As of January 1, 1997, all of the Company's proved reserves were located in Colombia. The report, dated February 6, 1997, is summarized below. Future net revenues were calculated after deducting applicable taxes and after deducting capital costs, transportation costs and operating expenses, but before consideration of Federal income tax. Future net revenues were discounted at a rate of ten percent to determine the "present worth". The present worth was shown to indicate the effect of time on the value of money and should not be construed as being the fair market value for the Company's properties. Estimates of future revenues did not include any salvage value for lease and well equipment or the cost of abandoning any properties.

                               COLOMBIAN RESERVES

                                                                                                 Future
                                                                                                Revenues
                                   Net Oil                                   Future             Discounted
                                 (Barrels)          Net Gas (mmcf)          Revenues             at 10%
                                ----------          --------------          --------             ------

Proved Developed

   Producing                       917,522             1,121.1            $9,379,548           $ 5,899,502

Proved Developed

   Non-Producing                    31,199             5,200.0             4,070,584             2,274,369


Proved Undeveloped               3,061,698             8,358.3            28,474,585            14,183,770
                                 ---------             -------            ----------            ----------

         TOTAL                   4,010,419            14,679.4           $41,924,717           $22,357,641
                                 =========            ========           ===========           ===========

       Huddleston & Co., Inc. used the net market price, exclusive of transportation cost, of $12.20 per average barrel of oil, $0.40 per MCF for Toqui gas and $1.00 per MCF for Puli gas in their report. The oil prices utilized were the prices received by AIPCC as of December 31, 1996 for oil produced from AIPCC's leaseholds. The gas prices utilized were based on the Ecopetrol spot price at December 31, 1996. The prices were held constant throughout the report except for where contracts provide for increases.

       Operating costs for AIPCC's and PAIPC's leaseholds included direct leasehold expenses only. Capital expenditures were included as required for new development wells, developed non-producing wells and current wells requiring restoration to operational status on the basis of prices supplied by the Company.

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

       The data used in the Huddleston & Co. estimates were obtained from the Company and were assumed to be accurate by Huddleston & Co. Basic geologic, engineering and field performance data are now maintained on file by MIP.

DRILLING

       The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.

                                            1996                       1995                      1994
                                       --------------             --------------            ---------
                                   Gross          Net           Gross        Net          Gross        Net

Exploratory Wells:
   South America

   Oil                              1.00         1.00         2.00          2.00           2.00       1.15
   Gas                                                           -             -              -          -
   Dry                                 -            -         1.00          1.00              -          -
                                    ----         ----        -----         -----           ----       ----
       TOTAL                        1.00         1.00         3.00          3.00           2.00       1.15

Development Wells:
   South America

   Oil                              1.00           .65        2.00          1.30           2.00       1.30
   Gas                                 -             -           -             -
   Dry                                 -                         -             -              -          -
                                    ----          -----      -----          ----           ----       ----



       TOTAL                        1.00           .65        2.00          1.30           2.00       1.30
                                    ----          -----      -----          ----           ----       ----

TOTAL                               2.00          1.65        5.00          4.30           4.00       2.45
                                   =====          =====       ====          ====           ====       ====


ITEM 3. LEGAL PROCEEDINGS

       Except as described below, there is no material litigation pending to which the Company is a party or to which any of its properties is subject. Further, except as described below, there are no proceedings known to be contemplated by United States or foreign persons or governmental authorities relating to either the Company or its properties.

       In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and that such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, even in light of the findings of the TAM, the IRS Appeals officer has indicated to AIRI that the IRS still wants to negotiate a settlement. As a result, AIRI is having ongoing discussions with the IRS regarding the situation. Depending upon the results of these discussions, the Company will decide whether to litigate or settle this situation. Regardless of whether the Company decides to litigate or settle, it believes it will incur some form of liability, either in legal expenses or payments to the IRS, or some combination of both. Consequently, it has provided an allowance of $1,100,000 for this potential incurrence of expenditures, although at this time, the Company is unable to determine exactly what liability may arise from this assessment.

       On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al. v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. Responsive pleadings have been filed by AIRI to this action and to the three amendments which added plaintiffs, defendants and restructured the plaintiff's claims (deleting some claims and adding new claims). The lawsuit alleges, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs seek an unspecified amount of damages, including special and exemplary damages. AIRI continues to vigorously defend such action. In March 1996, the Company and AIRI filed an Exception of Prescription (the "Exception") which is expected to eliminate most of the plaintiffs claims. The Court ordered a ruling on the Exception referring the Exception to the merits. In the fourth quarter of 1996, a new Judge was assigned AIRI's case. AIRI expects a status conference will be held soon, wherein AIRI will apprise the new Judge of the exception and request a rehearing on the Exception before the new Judge. At this time, the Company is unable to determine what, if any, liability may arise from this action.

       On February 26, 1997, AIRI filed suit against Gold Line for termination of the Lease Agreement and damages including unpaid processing fees, real-estate taxes, insurance premiums and other items which may be due under the terms of the Lease Agreement. Notice to vacate was also sent to Gold Line, and after the demand to vacate was not met, a pleading to evict Gold Line was filed as an incident to the original suit. After a hearing, the court granted the eviction. A court date is scheduled for May 15, 1997 to present a trial on the merits with respect to the original amount due to AIRI. AIRI seeks approximately $1.8 million, including damages as of the date Gold Line exited the lease premises, for disposition of salt water left on the premises by Gold Line, and also movable property which has been taken or damaged by Gold Line. Gold Line has asserted general affirmative defenses. The Company intends to pursue aggressively all of its legal remedies against Gold Line.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                                       15

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

                                           Common Stock                          Class A Warrants
                                  High Bid           Low Bid                High Bid        Low Bid

1996 First Quarter                   $0.88             $0.50                   $0.19          $0.13
        Second Quarter                0.69              0.44                    0.16           0.06
        Third Quarter                 0.59              0.38                    0.16           0.06
        Fourth Quarter                0.73              0.31                    0.12           0.06

1995    First Quarter                $1.89             $0.84                   $0.34          $0.13
        Second Quarter                1.00              0.63                    0.16           0.06
        Third Quarter                 1.28              0.56                    0.22           0.09
        Fourth Quarter                1.22              0.53                    0.22           0.09

       At April 1, 1997, the Company had approximately 1,632 shareholders of record of its Common Stock. The Company estimates that an additional 10,000 shareholders hold Common Stock in street name.

DIVIDEND POLICY

       The policy of the Board of Directors is to retain earnings to finance the operations and development of the Company's business. Accordingly, the Company has never paid cash dividends on its Common Stock, and no cash dividends are contemplated to be paid in the foreseeable future.

RECENT ISSUANCES NOT PREVIOUSLY REPORTED

       Between April 1, 1997 and April 9, 1997 the Company sold two-year 8% Redeemable Convertible Debentures (the "8% Debentures") in an offering of up to $1.5 million. The aggregate principal amount of the 8% Debentures was $750,000. The placement agent for the 8% Debentures was Global Funding Group. The Company received net proceeds of $690,000 from the sale of the 8% Debentures. The offering was made pursuant to a safe harbor from registration under Regulation S to Non-U.S. Persons only. The Company may redeem at any time all or a portion of the principal amount of the 8% Debentures at 125% of their face value. The holders of the 8% Debentures may convert some or all of the principal balance of the 8% Debentures 45 days after closing of the offering at a conversion price of 75% of the average closing bid price of the Company's common stock as traded on NASDAQ for the five trading days immediately preceding the conversion date. The Company plans to utilize some of the proceeds from the MIP Transaction to redeem all or a portion of the 8% Debentures.

ITEM 6.                SELECTED FINANCIAL INFORMATION



       The following selected financial data for each of the five years in the period ended December 31, 1996 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein.

                                                             For the Years Ended December 31,

                                     1996             1995              1994             1993                1992
                                     ----             ----              ----             ----                ----
Condensed consolidated
statement of operations:

  Revenues                           $  4,110,514     $  2,811,308     $   3,508,514    $   3,990,156       $   3,381,453
  Net loss(1)                         (4,652,207)      (4,338,322)      (10,966,914)     (14,139,737)         (4,987,144)







  Net loss per share(2)                    (0.16)           (0.20)            (0.65)           (2.23)              (0.90)

                                                                     At December 31,

                                             1996             1995              1994             1993                1992
                                             ----             ----              ----             ----                ----
Condensed consolidated balance sheet:

  Working capital deficit           $ (9,823,229)    $ (3,402,543)    $     (28,462)   $  (7,507,056)      $  (6,476,996)
  Total assets                         34,492,431       32,640,362        32,229,713       34,996,925          45,391,666
  Total liabilities                    13,164,713       11,349,670        10,255,687       18,878,148          15,685,931
  Long-term debt                          798,199        5,432,671         6,601,421        7,812,500           5,250,000
  Stockholders' equity                 21,327,718       21,290,692        21,974,626       16,118,777          29,705,731
  Cash Dividends declared                       0                0                 0                0                   0

--------------------------------

1) Net loss in 1996, 1994 and 1993 included a provision for the write down of the carrying costs of oil and gas properties of $200,000, $6,904,000 and $9,975,000, respectively.

2) Adjusted, as applicable, to give effect to the one-for-10 reverse stock split effectuated by the Company on October 28, 1993.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

               CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

       During the last three years, the Company has had difficulty generating sufficient cash flow to fund its operations, capital expenditures and required principal payments. As a result, the Company has from time to time operated with limited liquidity or negative working capital. In order to continue operations under such circumstances, the Company has historically relied on outside sources of capital. However, as a result of the MIP Transaction, discussed below, the Company's working capital position significantly improved, as exhibited by the pro-forma balance sheet comparison presented herein.

           At December 31, 1996 the Company had an unrestricted cash balance of $11,000 compared to $162,000 at December 31, 1995. During the year ended December 31, 1996, approximately $551,000 was provided by operations. Net loss for the period totalled $4,652,000 (including $4,815,000 in non-cash elements as follows: provision for depreciation, depletion and amortization of $1,265,000, bad debts of $790,000, a contingent excise tax liability (or for legal expenses related thereto, or both) of $850,000 and inputed interest expenses of $1,216,000 related to the discount of certain convertible debentures. See "Results of Operations Interest Expense" below.) There was also a non-cash charge in 1996 of $200,000 related to a write down of the carrying costs of oil and gas properties in Peru. Approximately $1,115,000 was used during the period to increase current assets other than cash, and approximately $2,352,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations during 1996 was provided, in part, by the issuance of Common Stock and convertible debentures in an aggregate amount of approximately $3,810,000.

       During the years ended December 31, 1995 and December 31, 1994, the Company generated net losses of $4,338,000 and $10,967,000 respectively. There was a non-cash charge in 1994 of $6,904,000 for a reduction in the carrying cost of oil and gas properties due primarily to prior-period reductions in the estimated volume of proven oil and gas reserves. Cash flow used in operations in 1995 and 1994 totalled $274,000 and $5,110,000 respectively. Cash flow from operations was adjusted for depreciation, depletion and amortization of $1,396,000 and $1,501,000 in 1995 and 1994, respectively, and non-cash provisions for bad debts in 1995 and 1994 of $711,000 and $19,000 respectively. In addition, the net loss for 1994 included a contingent excise tax liability (or legal expenses therefor) of $250,000 and a non-cash charge of $56,000 related to employment signing bonuses and forgiveness of accounts receivable from an employee stock purchase. There was also a non-cash provision of $211,000 in 1994 for an adjustment to the exercise price of certain outstanding warrants. Additionally, $189,000 and $277,000 in 1995 and 1994, respectively, were invested in current assets other than cash. Accounts payable increased by $1,985,000 in 1995 and decreased by $3,234,000 in 1994. Additional uses of funds during the periods included investments in oil and gas properties during 1995 and 1994 of $3,194,000 and

$5,557,000, respectively, net of certain recoverable costs. Total cash used in operations and investment activity during the years ended December 31, 1995 and 1994 was $3,481,000 and $10,341,000, respectively.

       Cash was provided primarily from outside sources, including $3,112,000 and $14,978,000 from the issuance of common stock during 1995 and 1994, respectively, and $60,000 in proceeds from the issuance of long term debt in 1994.

       On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum Inc. ("MIP").

       The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued, giving account to continent portion thereof, which was not recorded by the Company pursuant to GAAP, at up to approximately $20.2 million, determined as follows:

              (a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC.

              (b) Assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000.

              (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 on the date the parties agreed in principle to the sale.

              (d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC, exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof.

              (e) A $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.

              (f) Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax Benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions available to AIPCC on future tax filings in Colombia.

       The following Pro-forma Balance Sheet presentation is included to illustrate the effect on the Company's financial position of the MIP Transaction. These Balance Sheets show the Company's actual financial position at December 31, 1996 as compared to how such Balance Sheet would appear had the MIP Transaction occurred on that date. The Pro-forma Balance Sheet excludes all other transactions or operations subsequent to the end of 1996:

                           CONSOLIDATED BALANCE SHEETS

                                                                                December 31,
                                                                                        Proforma
                                                                                        Unaudited

                                                                   1996                      1996
                                                                   ----                      ----
                      Assets

Current assets:

   Cash and cash equivalents                                      $11,058              $1,488,509
   Cash - restricted                                              161,022                  29,125
   Marketable Securities                                             -                  8,768,750
   Accounts receivable, net                                     1,073,140               1,773,741
   Inventory                                                      459,961                    -
   Prepaid expenses                                               838,104                 437,367
                                                               -----------           ------------
              Total current assets                              2,543,285              12,497,492


                                                               -----------            ------------
Property, plant and equipment:


   Unevaluated property                                         5,648,630                  89,389
   Oil and gas properties                                      32,506,656                 371,665
   Refinery property and equipment                             17,235,183              17,235,183
   Other                                                          499,971                 192,968
                                                              -----------             -----------
                                                               55,890,440              17,889,205

Less-accumulated depreciation,
   depletion and amortization and

   impairments                                               (23,959,191)             (3,669,618)
                                                             ------------            ------------
              Total property, plant and
              equipment                                        31,931,249              14,219,587
                                                             ------------            ------------
Other long-term assets, net                                        17,897               2,342,897
                                                             ------------            ------------

                      Total assets                            $34,492,431             $29,059,976
                                                             ============            ============

              Liabilities and Stockholders' Equity Current liabilities:

   Notes payable                                                                      $   237,162         $      -
   Current portion of long-term debt                            5,968,393               3,799,643
   Accounts payable                                                                     3,636,765         1,564,013
   Accrued liabilities                                          2,524,194               2,192,152
                                                             ------------            ------------
              Total current liabilities                        12,366,514               7,555,808
Long-term debt                                                    798,199                 798,199
                                                             ------------            ------------
              Total liabilities                                13,164,713               8,354,007
                                                             ------------            ------------
Stockholders' equity:
   Preferred stock, par value $0.01, 7,000,000 shares
   authorized, none issued; Common stock, par value $.08,
   100,000,000 shares authorized 34,458,921 shares issued
   and outstanding at December 31, 1996                         2,756,714               2,756,714




Additional paid-in capital                                     78,677,265              78,677,265
Stock purchase warrants                                         1,297,754               1,297,754
Accumulated deficit                                          (61,404,015)            (62,025,764)
                                                            -------------           -------------
              Total stockholders' equity                       21,327,718              20,705,969
                                                            -------------           -------------
Commitments and contingent

   liabilities (Note 10)                                             -                    -
                                                            -------------            ------
Total liabilities and
   stockholders' equity                                       $34,492,431             $29,059,976
                                                            =============            ============



        As a result of the MIP Transaction, the Company now owns approximately 11.3% of MIP's outstanding share capital on a fully-diluted basis (47,720,867 shares). MIP is traded in U.S. dollars on the Toronto Stock Exchange (the "TSE") under the symbol MPT.U.

        Since the MIP Shares were restricted from sale by the Company for 40 days from the date of closing of the MIP Transaction, they were not immediately marginable. In addition, Gold Line did not make any lease payments to the Company in 1997. Consequently, in order to redeem certain outstanding convertible debentures prior to their conversion by the holders thereof into the Company's common stock, and to continue the expansion of its refinery, in April 1997, the Company sold $750,000 of 8%, two-year Redeemable Convertible Debentures pursuant to Regulation S (the "8% Debentures") to provide the required cash flows the Company needs until it is able to margin or sell the MIP Shares. It is the Company's intent to margin or sell the MIP Shares as required and to utilize the proceeds therefrom to redeem all or a portion of the 8% Debentures, and certain other outstanding convertible debentures of the Company as well, prior to their conversion into shares of the Company's common stock. However, to the extent it can, the Company intends to retain the MIP Shares until the Company's capital requirements dictate that they be sold.

        The Company believes that it has sufficient capital, or access thereto, to complete the expansion of its refinery in Lake Charles, Louisiana (the "Refinery") to enable the implementation of its asphalt operations and to make any preliminary oil and gas related expenditures. The asphalt and tolling operations are expected to provide the Company with the future capital necessary to fund its oil and gas operations, or place the Company in a position where it is able to access conventional financing for such projects. The Company expects to receive proceeds upon the final adjudication of its claim against Gold Line although the exact amount, if any, is indeterminable at this time.

        During the next twelve months, the Company plans to expend up to approximately $3 million for the Refinery expansion, which it expects to be funded in part by the 8%

Debentures, internally-generated cash flow from refinery operations, and/or by the margin or sale of the MIP Shares and interest payments received from the Exchangeable Debenture. The Company is also having discussions with other financing entities who have expressed interest in financing further expansion of the Refinery and future operations thereto.

        The Company's 12% Secured Debentures (the "Debentures"), which had a principal and interest balance at December 31, 1996 of an aggregate of $3,720,000 were paid in full during the first quarter of 1997, mostly from proceeds received from the MIP Transaction.

        As of March 22, 1995, the Company amended certain terms of its Loan Agreement with MG Trade Finance Corp. ("MGTF"), extending the due date for the unpaid balance from May 31, 1995 to March 31, 1998. In addition, payments on the loan were reduced from 100% to 50% of the monthly lease fee proceeds the Company received from leasing the Refinery. See "Refinery Operations" below. If lease fees are not sufficient to satisfy all accrued interest and principal when due, the Company is obligated to satisfy any shortfall. The Company may be required to fund future working capital requirements that arise from Refinery operations. The Loan Agreement contains certain restrictive covenants and requirements, however, the Company and MGTF have from time to time amended the Loan Agreement or waived certain events of technical default. As part of the MIP Transaction, the Company agreed to change the maturity date for payment of the unpaid balance (currently $2,108,000) to September 30, 1997 from March 31, 1998. In addition, the Company pledged 1,000,000 shares of its MIP common stock to further secure the Loan Agreement. The Company expects to pay the balance due on the Loan Agreement by the revised due date by margining or selling some of its MIP shares, or with other conventional financing.

        During 1995, Gold Line incurred various financial and purchasing problems which resulted in diminished throughput volumes and lower lease fees to the Company than in 1994 and also prevented Gold Line from making its note scheduled payments to the Company of approximately $144,000 plus interest per quarter in September and December 1995, and throughout 1996. These problems resulted in lower cash flow to the Company requiring it to utilize other methods to acquire funds necessary to satisfy its monetary and contractual obligations, including the issuance of equity, as described above. Pursuant to the Subordination Agreement, the Company has agreed to defer the receipt of certain amounts owing to it from Gold Line as at March 22, 1995, together with interest accruing thereon, until such time as Gold Line is in compliance with certain covenants under its financing with NationsBank. It is impossible to predict when, if ever, Gold Line will be in compliance with such covenants and when, if ever, the Company will be able to collect such obligations. Nonpayment thereof would not result in and additional charge against earnings.

        There is no assurance of success of any financing efforts the Company may pursue or the timing or success of it refinery/VDU projects and/or its potential projects. In the event the Company is not able to fund its projects on its own in a timely manner, Management believes it will be able to obtain partners for certain projects, however, such projects could be delayed or curtailed.

IMPACT OF CHANGING PRICES

        The Company's revenues, its ability to repay indebtedness and the carrying value of its oil and gas properties owned from time to time are affected by changes in oil and gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations that are beyond the ability of the Company to control. Since crude oil prices are an important determining factor in the carrying value of oil and gas assets, significant reductions in the price of crude oil could require non-cash write-downs of the carrying value of those assets. For example, this occurred in 1994, when, based on estimates of proven reserve quantities by the Company's independent reservoir engineers, the Company reduced the carrying value of its oil and gas assets by $6,904,000 during the fourth quarter of 1994.

RESULTS OF OPERATIONS

        The following table highlights the results of operations for the years ended December 31, 1996, 1995 and 1994.


                                                                        For the Years Ended December 31,
                                                              1996                  1995                       1994

Exploration and Production Activity:



Colombia Properties:

     Revenue - Oil Sales (000's)                            $1,365                $1,104                     $1,083
     Lease Operating Expenses (000's)                         $612                  $364                       $564
     Production Volume - Bbls                              130,433               137,821                    121,643
     Average Price per Bbl                                  $10.46                 $8.01                      $8.91
     Production Cost per Bbl                                 $4.69                 $2.65                      $4.64
     DD&A per Bbl (1)                                        $3.77                 $3.86                      $5.51
Peru Properties (2)(3):

     Revenue - Oil Sales (000's)                                 -                  $166                       $122
     Lease Operating Expenses (000's)                            -                   $65                        $41
     Production Volume - Bbls                                    -                17,794                     17,534
     Average Price per Bbl                                       -                 $9.29                      $6.96
     Production Cost per Bbl                                     -                 $3.66                      $2.34
     DD&A per Bbl                                                -                     -                          -

Refinery Operations:

     Refinery Lease Fees (000's)                            $2,468                $1,185                     $2,065
     Average Daily Throughput (Bbls)                        13,138                 8,116                     14,518
     Average Throughput Fee                                   $.50                 $0.40                      $0.39

-----------------------------

(1) DD&A excludes provisions for reduction of oil and gas properties of $200,000 and $6,904,000 in 1996 and 1994, respectively.

(2) Information for 1996 was not available due to a dispute with a joint venture partner.


(3) No DD&A was calculated since all properties and related capital expenditures in Peru were considered as unevaluated and therefore were excluded from the DD&A calculation in each of 1996, 1995 and 1994.

REFINERY OPERATIONS

For the Year Ended December 31, 1996 compared to the Year Ended December 31, 1995

       The Company leased its refinery to Gold Line Refinery Ltd. from 1990 until March 20, 1997. As lessee, Gold Line was responsible for all operating costs of the refinery. The Company charged Gold Line a fee for each barrel of feedstock processed at the refinery. The fee during 1995 was $.40 per barrel of throughput, which increased to $.50 per barrel on January 1, 1996. This rate continued until the Lease was terminated on March 20, 1997.

       Refinery lease fee revenue increased by approximately 108% in 1996 to $2,468,000 compared to $1,185,000 in 1995. The increase was due to the increase in the throughput processing fee from $0.40 to $0.50 per barrel processed and in the increase in its throughput barrels by 62% during 1996, primarily due to Gold Line having its feedstock financing in place throughout 1996 compared to being shutdown for the first quarter of 1995 due to a lack of financing. In March of 1996, Gold Line secured an additional one-year, $45 million fuel supply contract with the DFSC which, when combined with its then current DFSC contract increased processing requirements to between 15,000 and 16,000 barrels of feedstock per day. However, because of non-payment of lease fees and other items of default under the terms of the Lease Agreement, Gold Line was evicted from the Refinery premises on March 20, 1997. The Company plans to implement terminalling operations whereby the Company will charge a processing fee for providing its refinery facilities as a terminal to store and process its customer's asphalt for distribution to local markets. The Company is also currently evaluating several fee processing options for operating the Crude Unit, which could provide the Company with similar or better operating income than that formerly provided by the Lease Agreement.

For the Year Ended December 31, 1995 compared to the Year Ended December 31, 1994

       Refinery lease fees declined by approximately 43% in 1995 to $1,185,000 as compared to 1994. The decline relates primarily to financing and purchasing problems encountered by Gold Line during 1995, as discussed above. As a result, Gold Line experienced a 44% decline in its annual throughput in 1995 compared to 1994.

OIL AND GAS PRODUCTION ACTIVITY

For the Year ended December 31, 1996 compared to the Year ended December 31, 1995.

       Oil production in 1996 decreased to 130,433 barrels of oil from 155,615 in 1995, a 16% decrease. Approximately 11% of the 16% decrease was attributed to the lack of any production from the Peru properties during 1996. Average oil prices, net of transportation, increased, however, by 25% or $1.97 per barrel to $9.98 in 1996, as compared to $8.01 in 1995 due to renegotiated oil sales contracts and higher oil prices in 1996. The increase in oil prices during 1996 more than offset the decline in oil production for period, resulting in a 7% increase in oil revenues in 1996 compared to 1995.

       Production costs had a net increase of $181,000 or 42% in 1996 compared to 1995. Transportation costs of $63,000 accounted for 17% of the increase in 1996. During 1996, an increase in G&A overhead allocation of $107,000 to production costs accounted for 29% of the increase. This increase in overhead allocation is directly related to a corresponding decrease in total G&A expenses.

For the Year ended December 31, 1995 compared to the Year ended December 31, 1994.

       Oil production in 1995 increased to 155,615 barrels, a 12% increase over 1994. Average oil prices declined however, by 6% or $.50 per barrel, to $8.16 in 1995 as compared to $8.66 in 1994. The net effect of these occurrences resulted in a $65,000 (5%) increase in the Company's oil revenues in 1995 compared to 1994.

       Production cost declined by $184,000 (30%) in 1995 compared to 1994, primarily due to transportation costs incurred during the first four months of 1994, which were not incurred after that time. Effective May 1, 1994 AIPCC sold all of its crude oil directly to an end-user at the wellhead, eliminating transportation costs.

OTHER INCOME

       Other income decreased by approximately $78,000 (22%) during 1996 to $278,000 compared to $356,000 in 1995. This was due primarily to a decrease in interest income of 44% to $127,000, compared to $228,000 in 1995, due to a decrease in funds on deposit during 1996.

       Other income increased by $118,000 (50%) during 1995 to $356,000 as compared to 1994. A 60% increase in interest income in 1995, related to the Gold Line note, was partially offset by a 10% decrease in 1995 compared to 1994 of foreign exchange gains, primarily due to fluctuations in the currency exchange rates between the United State and Colombia.

GENERAL AND ADMINISTRATIVE

For the year ended December 31, 1996 compared to the year ended December 31, 1995

       Total General & Administrative Expenses ("G&A") decreased during 1996 by $496,000 or 14% compared to 1995. There was an additional $400,000 increase in 1996 in the provision for excise tax compared to the $250,000 provision charged in 1995. Decreases in other G&A expenses during 1996 compared to 1995 were:

decrease in payroll expense of $95,000, decrease in professional and consulting fees of $93,000, decrease in insurance costs of $56,000, and an increase in the capitalized and reimbursed G&A expenses of $137,000. During the construction of the Company's refinery project, which commenced during 1996, approximately $275,000 of G&A expenses were capitalized to the project. Further declines in G&A are expected after February 25, 1997, due to the elimination of expenses related to the operation of AIPCC and PAIPC.

For the year ended December 31, 1995 compared to the year ended December 31, 1994

       Total G&A during 1995 decreased by $564,000, or 14%, compared to 1994. Payroll expenses declined by $255,000 (6%) during 1995 compared to 1994. Decreases also occurred in the following categories during 1995 versus 1994: professional fees, $73,000; travel, $69,000; office rents, $60,000; public relations, $60,000; insurance, $33,000; and office operating expenses, $54,000.

INTEREST

       Interest expense increased by $1,781,000 in 1996 compared to 1995, due primarily to $1.2 million in imputed interest recorded for discounted convertible debentures, discussed below, and to $450,000 in interest expense related to a pending Excise Tax dispute with the IRS.

       The SEC staff recently adopted a new position on accounting for convertible debt instruments which are convertible at a discount to the market price. As a result, interest expense in 1996 reflects $1,216,000 related to the presumed incremental yield the investor may derive from the discounted conversion rate of such instruments issued by the Company in 1996. Management believes that the related amount of interest recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted (which in certain cases was as long as six months), large block factors, lack of a sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, the SEC believes that an "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured. The SEC staff has indicated that "Registrants using another value will bear the difficult burden of providing persuasive evidence that another value is more appropriate." Consequently, the Company accounts for such instruments as directed by the SEC.

       The Company also capitalizes certain other costs associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Debenture costs amortized in 1996 increased by $183,000 to $289,000 as compared to 1995. In 1997, interest expense is expected to decrease due to the expected issuance of fewer discounted convertible debt instruments, the pay down of debt in January and February 1997, and anticipated reductions in same later in 1997.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

         On August 13, 1996, Price Waterhouse LLP resigned as the independent accountants of the Company. In connection with its audits for the two most recent fiscal years and through August 13, 1996, there were no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

         Information required under Item 304 of Regulation S-K was previously disclosed on a Current Report on Form 8-K dated August 19, 1996 filed by the Company with the SEC.

                                    PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth information concerning the Company's executive officers and directors.

Name                                        Age                        Position(s)

George N. Faris                             56                Chairman of the
                                                              Board of Directors and
                                                              Chief Executive Officer

Denis J. Fitzpatrick                        52                Vice President, Secretary and
                                                              Chief Financial Officer

William L. Tracy                            49                Treasurer and Controller

Daniel Y. Kim                               72                Director

Donald G. Rynne                             74                Director

William R. Smart                            76                Director

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

            Mr. Denis J. Fitzpatrick joined the Company in August 1994 as Vice President, Secretary and Chief Financial Officer. During the previous five years, Mr. Fitzpatrick was the Chief Financial Officer of Nahama & Weagant Energy Company, a publicly traded independent exploration and production company. Mr. Fitzpatrick received a B.S. degree in Accounting from the University of Southern California in 1974 and has held various accounting and financial management positions in the oil and gas industry since that date. In the past he has served as a Director or Officer of the Council of Petroleum Accountants Society; served on the Tax Committee of the American Petroleum Institute and as a member of the American Management Association.

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

            SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

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

            Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from January 1, 1996 through December 31, 1996, all filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that each of Messrs. Fitzpatrick, Rynne, Smart and Tracy, and Drs. Kim and Faris filed one late report on Form 4, in each case relating to two transactions.

ITEM 11.          EXECUTIVE COMPENSATION

            SUMMARY COMPENSATION TABLE

            The following table discloses compensation for services rendered by the Company's Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 in 1996, 1995 and 1994.


                                      Annual Compensation                           Long Term Compensation

Name and Principal                                           Other Annual                             All Other

    Position                Year    Salary      Bonus        Compensation          Options(#)        Compensation
------------------          ----    ------      -----        ------------         ------------       ------------

George N. Faris             1996    $292,000    $15,000        $ 9,600(1)          1,000,000          $422,000(2)
 Chairman of the            1995   $240,000       -            $45,000(1)            202,500(3)          -
 Board and Chief            1994    $248,000      -            $16,250(4)               -                -
 Executive Officer

Denis J. Fitzpatrick        1996    $105,000    $ 5,000        $15,000(5)            100,000              -
 Secretary, Vice            1995   $105,000      -             $18,494(5)(6)          20,000(3)           -
 President and Chief        1994    $ 38,000(7)   -            $ 6,250(5)             20,000(8)           -
 Financial Officer

Kenneth N. Durham           1996        -   (9)    -               -                     -                 -
 President and Chief        1995    $145,000(9)    -               -                     -                 -
 Operating Officer          1994    $169,000       -               -                     -                 -

(1) $35,503 of the amount in 1995 constituted forgiveness of interest on a note owed to the Company, the principle of which was repaid to the Company, and $9,600 was paid as a vehicle allowance for Dr. Faris pursuant to his contract in each of 1996 and 1995.

(2) On October 13, 1995, the Company and Dr. Faris executed an amendment to Dr. Faris' employment agreement, pursuant to which Dr. Faris relinquished certain rights in exchange for 900,000 shares of Common Stock. See "Employment Contract" below.

(3) Options issued in substitution for outstanding options. The exercise price was reduced to $.50 per share.

(4) Includes split dollar life insurance premiums of $16,250 paid by the Company on behalf of Dr. Faris in 1994.

(5) Mr. Fitzpatrick is reimbursed up to $15,000 per year in expenses incurred while working in the New York office.

(6) Mr. Fitzpatrick was awarded 5,000 restricted shares of Common Stock as a signing bonus, which shares were issued in 1995.

(7) Mr. Fitzpatrick joined the Company on August 15, 1994 at an annual salary level of $105,000.

(8) Options awarded upon hiring. These were later repriced. See footnote 3 above.

(9) Mr. Durham resigned from employment with the Company effective on November 3, 1995.

        STOCK OPTION PLANS

        The Company has established a 1995 Stock Option Plan (the "Plan"). The Plan was approved by the Board of Directors on November 8, 1995 and by the Company's shareholders on July 11, 1996. The Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISOs") or ISOs in tandem with stock appreciation rights ("SAR's"), and employees, directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's. Option may be granted under the Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

        Options may not be granted under the Plan after November 7, 2005. The exercise price of the options granted under the Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to Shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the Plan, as of April 10, 1997 was 1,902,500, which included 302,500 repriced options granted in substitution for options previously held.

        OPTION GRANTS IN LAST FISCAL YEAR

        The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1996, exercise information and potential realizable value.

                                                  Individual Grants              Potential Realizable

                           Number of    Percent of                               Value at Assumed

                           Securities   Total Options                            Annual Rates of Stock

                           Underlying   Granted to                               Price Appreciation

                           Options       Employees        Exercise   Expiration   for Option Term

Name                       Granted)     in Fiscal Year  Price($/sh)    Date        5%($)     10%($)
----                       ----------   --------------  -----------    ----        -----     ------

George N. Faris            1,000,000       76.9%              $.50        10/21/99     $  -      $20,000

Denis J. Fitzpatrick         100,000        7.7%              $.50        10/21/99     $  -      $ 2,000


      AGGREGATE OPTION EXERCISES IN 1996 AND OPTION VALUES AT DECEMBER 31, 1996

          The table below includes the number of shares covered by both exercisable and unvested stock options owned by certain executive officers as of December 31, 1996. Also reported are the values for "in-the-money" options which represent the positive spread between exercise price of any such stock options and the year-end price.

                           Shares

                         Acquired on        Value      Number of Unexercised               Value of Unexercised

Name                      Exercise        Realized    Options at Year End                In-the-money Options(1)

                                                      Exercisable Unexercisable       Exercisable  Unexercisable

George N. Faris               -              -           452,000           750,000        -              -

Denis J. Fitzpatrick          -              -            45,000            75,000        -              -


(1) The closing price of the Common Stock on the last day of the year ended December 31, 1996 was $.39. Therefore, all options listed were "Out-of-the- Money" as of that date.

        EMPLOYMENT CONTRACT

        Effective May 1, 1989, the Company entered into a an employment agreement with George N. Faris at an annual salary of $200,000, which agreement is renewed annually. In 1992, the Board increased Dr. Faris' salary to $300,000 per year. In April 1994, Dr. Faris voluntarily reduced his salary to $240,000 per year. In February 1996, Dr. Faris' salary was reinstated to $300,000 per year effective February 1, 1996.

        Pursuant to the employment agreement, in the event of a change in control of the Company which Dr. Faris and a majority of the Company's Board of Directors approve, Dr. Faris was entitled, upon such change of control, to terminate his employment and receive 2.9 times his fixed compensation as defined in the employment agreement. However, if Dr. Faris opposed a change in control, but the majority of the Board of Directors voted in favor of such change, then Dr. Faris could have terminated his employment and received 2.5 times his fixed compensation. In the event that Dr. Faris' employment was terminated prior to the expiration of his contract for reasons other than cause or death, or if such employment agreement was not renewed at termination, the Company was to pay severance to Dr. Faris in an amount equal to the product of his number of years of service, beginning with the calendar year 1981, multiplied by $50,000 in annual installments of $250,000.

        On September 7, 1995, the Board of Directors approved an amendment to Dr. Faris' employment agreement, which was signed by Dr. Faris and the Company on October 13, 1995, and subsequently ratified by the Company's shareholders. Pursuant to the Amendment, the rights of Dr. Faris described in the previous paragraph terminated, and Dr. Faris received, in exchange, 900,000 shares of restricted stock of the Company.

        SALARY REINSTATEMENTS

            In April 1994, officers of the Company voluntarily reduced their salaries (the Chief Executive Officer by 20% and other officers by 15%) until, in February 1996, the Compensation Committee recommended, and the Board of Directors approved, a reinstatement of these officers' salaries to their previous levels, effective February 1, 1996. The reinstatement was made to provide the necessary incentives to management to continue their efforts under very difficult circumstances and to ensure that the Company maintains a competititive position in the industry regarding the contuity of the employment of its officers. During the past three fiscal years, Management has significantly reduced general and administrative and operating costs. See "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

        COMPENSATION OF DIRECTORS

        During 1996, the Company reimbursed directors for their actual Companyrelated expenses, including the costs of attending directors' meetings. The Company accrued, for each outside director, $500 per month for serving in such capacity; $500 per each Committee meeting attended in person if such director served on a Standing Committee of the Board of Directors; and $500 for each Board meeting attended in person.

        COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

        No member of the Compensation Committee was an officer or employee of the Company or of any of its subsidiaries during the prior year or was formerly an officer of the Company or any of its subsidiaries. During the last fiscal year, none of the executive officers of the Company has served on the Board or Compensation Committee of any other entity, any of whose officers served either on the Board of Directors of the Company or on the Compensation Committee of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information, as of April 1, 1997, regarding (i) each person known by the Company to be the owner of more than 5% of the outstanding Common Stock, (ii) each director, (iii) each executive officer named in the Summary Compensation Table above, and (iv) all directors and executive officers as a group.

Name and Address                        Amount and Nature of                   Percent

of Beneficial Holder(1)     Beneficial Ownership                               of Class

George N. Faris                               2,595,176(2)                         6.7%

Daniel Y. Kim                                    88,500(3)                          *

Donald G. Rynne                                 382,780(4)                         1.0%

William R. Smart                                192,944(5)                          *

Denis J. Fitzpatrick                            100,000(6)                          *

Kenneth N. Durham                                 5,000                           *

All officers and directors
as a group (consisting of

6 persons)                                     3,397,900(7)                        8.7%



* Less than 1%

(1) All Officers and Directors have an address care of the Company, 444 Madison Avenue, Suite 3203, New York, NY 10022.

(2) Excludes 37,400 shares of Common Stock beneficially owned by Mrs. Claudette Faris, Dr. Faris' wife, as to which shares Dr. Faris disclaims beneficial ownership, and 250,000 unexercisable options. Includes 1,238,169 shares of Common Stock issuable upon exercise of stock options and warrants held by Dr. Faris.

(3) Includes 80,500 shares of Common Stock issuable upon exercise of a like number of options owned by Dr. Kim. Excludes 25,000 unexercisable options.

(4) Includes 174,260 shares of Common Stock issuable upon exercise of a like number of options and warrants owned by Mr. Rynne. Excludes 25,000 unexercisable options.

(5) Includes 136,986 shares of Common Stock issuable upon exercise of a like number of options and warrants owned by Mr. Smart. Excludes 25,000 unexercisable options.

(6) Includes 95,000 shares of Common Stock issuable upon exercise of options owned by Mr. Fitzpatrick. Excludes 25,000 unexercisable options.

(7) Includes all of the shares of Common Stock issuable upon exercise of options and warrants described in Notes (2) through (6) above, plus 38,500 shares of Common Stock issuable upon exercise of options owned by another officer of the Company. Excludes 12,500 unexercisable options owned by such officer.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        See "Item 11 - Executive Compensation - Employment Contract".

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND

             REPORTS ON FORM 8-K

(A)DOCUMENTS FILED AS PART OF THE REPORT

(1) FINANCIAL STATEMENTS.

                                                                  PAGE NO.

     Reports of Independent Accountants                             F-1

     Consolidated Balance Sheet
       December 31, 1996 and 1995                                   F-5

     Consolidated Statement of Operations
       Years Ended December 31, 1996, 1995 and 1994                 F-6

     Consolidated Statement of Cash Flows
       Years Ended December 31, 1996, 1995 and 1994                 F-7

      Consolidated Statement of Changes in
       Stockholders' Equity - Years Ended
       December 31, 1996, 1995 and 1994                             F-8

     Notes to Consolidated Financial Statements                     F-11
     Supplementary Oil and Gas Information                          F-34

(2) FINANCIAL STATEMENT SCHEDULES.

      None.

(3) EXHIBITS.

2.1 Share Purchase Agreement dated February 25, 1997, among the Registrant, AIPCC, PAIPC and MIP.(12)

3.1     Restated Articles of Incorporation of the Registrant. (8)

3.2     By-Laws of the Registrant, as amended.

4.1     Form of Class A Warrant. (4)

4.2     1995 Stock Option Plan and Form of Option Agreements of the
        Registrant.(7)

4.3 Form of 12.5% Series X Senior Convetible Subordinated Redeemable Debenture due January 2, 1998.(10)

4.4 Form of Subscription Agreement used in connection with the offering of the Series X Debentures, referred to herein as Exhibit 4.3.(10)

4.5 Form of Regulation S Subscription Agreement for Common Stock used in an offering of 1,000,000 shares dated May 28, 1997.(11)

4.6     Form of 7% Convertible Debenture due February 1, 1999.(11)

4.7 Form of Subscription Agreement used in connection with the offering of the 7% Debentures, referred to herein as Exhibit 4.6.(11)

4.8 Form of 8% Redeemable Convertible Debenture due April 1999 and Form of Subscription Agreement relating thereto.


10.1 Employment Agreement, dated May 1, 1989 by and between George N. Faris and the Registrant.(1)

10.2 Loan and Security Agreement ("Loan Agreement") dated December 4, 1990 by and between MG Trade Finance Corp. ("MGTF") and AIRI. (2)

10.3 Corporate Continuing Guarantee of the Registrant to MGTF, dated December 4, 1990. (2)

10.4 Pledge Agreement, dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF. (2)

10.5 Shareholder Distribution Agreement dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF. (2)

10.6 Form of Sale of Indebtedness and Assignment of Collateral Mortgage Notes and Security Documents. (2)

10.7    Form of Collateral Mortgage Note drawn by AIRI. (2)

10.8 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Inventory). (2)

10.9 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Fixed Assets). (2)

10.10 Environment Indemnity Agreement dated December 4, 1990 by and between AIRI, the Registrant and MG. (2)

10.11 Amendment to Loan and Security Agreement, dated as of September 26, 1991. (3)

10.12 Promissory Note, dated March 15, 1995 from Gold Line Refining, Ltd. to American International Petroleum Corporation.(5)

10.13 Amended and Restated Lease Agreement between Gold Line and AIRI dated March 22, 1995.(5)

10.14 Letter Agreement dated March 22, 1995 amending Loan and Security Agreement(5)

10.15 Subordination and Standby Agreement dated March 22, 1995 between NationsBank, Gold Line Refining, Ltd., Citizens Bank and AIRI.(7)

10.16 Intercreditor Letter Agreements dated March 22, 1995 between MGTF, Citizens Bank and AIRI.(7)

10.17 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant(6).

10.18 Letter dated February 9, 1996 amending Promissory Note between AIRI and Gold Line Refining Ltd.(7)

10.19 Registration Rights Agreement dated July 11, 1996 between Dr. George N. Faris and the Registrant.(8)

10.20 $3 million 5% exchangeable debenture, granted by AIPCC to the Registrant, due February 25, 1999.(12)

10.21 Pledge Agreement dated February 25, 1997 among the Registrant, MIP and MGTF.(12)

16.1 Letter dated August 19, 1996 regarding a change in certifying accountant.(9)

21.1    Subsidiaries of the Registrant.

27.1    Financial Data Schedule.

------------

(1) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

(2) Incorporated herein by reference to the Registrant's Current Report on Form 8-K, dated December 4, 1990.

(3) Incorporated herein by reference to the Registration Statement on ForM S-1, declared effective November 9, 1992.

(4) Incorporated herein by reference to the Registration Statement on Form S-2, declared effective January 13, 1994.

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

(6) Incorporated herein by reference to Amendment #19 to Schedule 13D of George N. Faris for October 13, 1995.

(7) Incorporated herein by reference to the Registants' Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(8) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(9) Incorporated herein by reference to the Registrant's Form 8-K dated August 19, 1996.

(10) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996.

(11) Incorporated herein by reference to the Registrant's Form 8-K dated February 12, 1997.

(12) Incorporated herein by reference to the Registrant's Form 8-K dated March 12, 1997.


(B)      REPORTS ON FORM 8-K

         A Current Report on Form 8-K, dated December 24, 1996, was filed by the Company with respect to the sale of convertible debentures pursuant to Regulation S.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders
American International Petroleum Corporation

We have audited the accompanying consolidated balance sheet of American International Petroleum Corporation and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the financial statements for the year ended December 31, 1996 of American International Petroleum Corporation of Colombia (AIPC-Colombia), a wholly-owned subsidiary, which statements reflect total assets of $14,641,646 at December 31, 1996 and total revenues of $1,364,581 for the year ended December 31, 1996. Those statements were audited by other auditors whose report thereon has been furnished to us and our opinion expressed herein, insofar as it relates to amounts included in AIPC-Colombia, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP

Certified Public Accountants
Houston, Texas

April 9, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American International Petroleum Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of American International Petroleum Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended December 31, 1995 of American International Petroleum Corporation of Colombia (AIPC-Colombia), a wholly-owned subsidiary, which statements reflect total assets of $14,136,257 at December 31, 1995 and total revenues of $1,214,213 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AIPC-Colombia, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE LLP

Houston, Texas
April 9, 1996

                         TRANSLATION OF AUDITOR'S REPORT

Bogota, March 11, 1997

To the Members of the Board of Directors of American International Petroleum Corporation of Colombia

I have audited the general balance sheets of the Colombian Branch of American International Petroleum Corporation of Colombia through December 31, 1996 and 1995, as well as the corresponding financial results, changes in the net worth of the Branch, changes in the financial status and cash flow for the years ended on said dates. The presentation of those financial statements and their corresponding notes are the responsibility of the Branch's administration and they reflect its operation. My functions include their audit and rendering an opinion about them.

I obtained the necessary information to comply with my functions as Auditor and conducted my work in accordance with generally accepted auditing rules in Colombia, which require that the auditing be planned and carried out to make sure that the financial statements reasonably reflect the financial condition of the Company and the results of its operations. An audit of financial statements implies, among other things, the conduct of an examination based on selective samples of the evidence that support the figures and disclosures of the financial statements, as well as to evaluate the accounting principles used, the accounting estimates made by management and the presentation of the financial reports as a whole. I consider that my audit provides a reasonable basis for the opinion I express below regarding the financial reports.

The Branch follows accounting procedures generally accepted for oil companies, established by the Superintendency of Companies and Colombian law, in its accounting and in the presentation of the financial statements. In my opinion, the financial statements previously mentioned, which were faithfully taken from the books, reasonably reflect the financial condition of American International Petroleum Corporation of Colombia through December 31, 1996 and December 31, 1995, the results of its operations, changes in its financial condition, changes in its net worth and its cash flows for the year ended on those dates, all in accordance with and based on accounting principles generally accepted in Colombia.

Furthermore, it is also my opinion that the Branch's accounting for the year ended on December 31, 1996 and December 31, 1995 were kept in compliance with the legal norms and accounting practices; the operations registered in the books and the administrator's actions complied with the statutes and the decisions of the Board of Directors of its Main Office; the correspondence and vouchers of the accounts were duly carried out and kept, and adequate measures of internal control and maintenance and guard of the Branch's and third parties' goods in its possession were observed.

BERNARDO VILLEGAS PEREZ

AUDITOR

Professional Card No. 4962-A

BERNARDO VILLEGAS PEREZ

CONTADOR PUBLICO

Santafe de Bogota, D.C. Marzo 11 de 1997

A los senores Miembros de la Junta Directiva de
AMERICAN INTERNATIONAL PETROLEUM CORPORATION COLOMBIA

He auditado los balances generales de la Sucursal en Colombia de American International Petroleum Corporation of Colombia al 31 de Diciembre de 1996 y 1995 y los correspondientes Estados de Resultados, de cambios en el patrimonio, de cambios en la situacion financiera y de flujo de efectivo de los anos terminados en dichas fechas. La presentacion de dichos estados financieros y sus correspondientes notas son responsabilidad de la administracion y estos reflejan su gestion. Entre mis funciones se encuentra la de auditarlos y expresar una opinion sobre ellos.

Obtuve la informacion necesaria para cumplir mi funcion de Revisor Fiscal y lleve a cabo mi trabajo de acuerdo con normas de auditoria generalmente aceptadas en Colombia, las cuales requieren que la auditoria sea planeada y efectuada para cerciorarse de que los estados financieros reflejan razonblemente la situacion financiera y las operaciones del ejercicio. Una auditoria de estados financieros implica, entre otras cosas, hacer un examen con base en pruebas selectivas de la evidencia que respaldan las cifras y las revelaciones en los estados financieros; ademas evaluar los principios de contabilidad utilizados, las estimaciones contables hechas por la administracion y las presentacion de los estados financieros en conjunto. Considero que mi auditoria provee una base rezonable para la opinion que sobre los estados financieros expreso mas adelante.

En su contabilidad y en la presentacion de los estados financieros la sucursal observa normas contables de general aceptacion para Companias Petroleras establecidas por las Superintendencia de Sociedades y las leyes Colombianas. En mi opinion los estados financieros antes mencionados, que fueron tomados fielmente de los libros, presentan razonblemente las situacion financiera de American International Petroleum Corporation of Colombia al 31 de Diciembre de 1996 y 31 de Diciembre de 1995, los resultados de sus operaciones, los cambios en el patrimonio, en su y 31 de Diciembre de 1995 financiera y en los flujos efectivos del ano terminados en esa fecha, de conformidad y con base en los principios de contabilidad generalmente aceptados en Colombia.

Ademas, conceptuo que durante el ano terminado en 31 de Diciembre de 1996 y 31 de Diciembre de 1995, la contabilidad de American International Petroleum Corporation of Colombia se llevo de conformidad con las normas legales y la tecnica contable; las operaciones en los libros y los actos de los administradores se ajustaron a los estatutos y a las decisiones de la Junta Directiva de su Casa Matriz; la correspondencia, los comprobantes de las cuentas se llevaron y se conservan debidamente, se observaron medidas adecuadas de control interno y conservacion y custodia de los bienes de American International Petroleum Corporation of Colombia y de terceros, en su poder.

BERNARDO VILLEGAS PEREZ

Revisor Fiscal
Tarjeta Profesional 4962-A

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                             ------------------------------------------------------
                                                                                                                    Pro Forma
                                                                                     1996                1995         1996
                                                                                                                   (Unaudited)
                                  Assets
Current assets:
  Cash and cash equivalents                                                    $         11,058   $     162,218  $    1,488,509
  Cash - restricted                                                                     161,022         226,223          29,125
  Marketable Securities                                                                    --              --         8,768,750
  Accounts receivable, net                                                            1,073,140       1,073,553       1,773,741
  Inventory                                                                             459,961         504,953            --
  Prepaid expenses                                                                      838,104         547,509         437,367
                                                                                   ------------    ------------    ------------
       Total current assets                                                           2,543,285       2,514,456      12,497,492
                                                                                   ------------    ------------    ------------
Property, plant and equipment:
  Unevaluated property                                                                5,648,630       4,998,824          89,389
  Oil and gas properties                                                             32,506,656      31,566,297         371,665
  Refinery property and equipment                                                    17,235,183      15,521,995      17,235,183
  Other                                                                                 499,971         506,445         192,968
                                                                                   ------------    ------------    ------------
                                                                                     55,890,440      52,593,561      17,889,205
Less - accumulated depreciation, depletion
 and amortization and impairments                                                   (23,959,191)    (22,502,472)     (3,669,618)
                                                                                   ------------    ------------    ------------
       Total property, plant and equipment                                           31,931,249      30,091,089      14,219,587
                                                                                   ------------    ------------    ------------
Other long-term assets, net                                                              17,897          34,817       2,342,897
                                                                                   ------------    ------------    ------------

       Total assets                                                                $ 34,492,431    $ 32,640,362    $ 29,059,976
                                                                                   ============    ============    ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                    $    237,162    $     66,759    $       --
  Current portion of long-term debt                                                   5,968,393       1,870,000       3,799,643
  Accounts payable                                                                    3,636,765       2,363,562       1,564,013
  Accrued liabilities                                                                 2,524,194       1,616,678       2,192,152
                                                                                   ------------    ------------    ------------
       Total current liabilities                                                     12,366,514       5,916,999       7,555,808
Long-term debt                                                                          798,199       5,432,671         798,199
                                                                                   ------------    ------------    ------------
       Total liabilities                                                             13,164,713      11,349,670       8,354,007
                                                                                   ------------    ------------    ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares authorized, 34,458,921 shares issued and outstanding at December 31, 1996 and 24,705,926 shares at
    December 31, 1995                                                                 2,756,714       1,976,474       2,756,714
  Additional paid-in capital                                                         78,677,265      74,768,272      78,677,265
  Stock purchase warrants                                                             1,297,754       1,297,754       1,297,754
  Accumulated deficit                                                               (61,404,015)    (56,751,808)    (62,025,764)
                                                                                   ------------    ------------    ------------
       Total stockholders' equity                                                    21,327,718      21,290,692      20,705,969
                                                                                   ------------    ------------    ------------
Commitments and contingent liabilities (Note 10)                                           --              --              --
                                                                                   ------------    ------------    ------------

Total liabilities and stockholders' equity                                         $ 34,492,431    $ 32,640,362    $ 29,059,976
                                                                                   ============    ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                   For the years ended December 31,
                                                           ---------------------------------------------
                                                                  1996                 1995

Revenues:
  Oil and gas production and
   pipeline fees                                               $1,364,581            $1,270,164
  Refinery lease fees                                           2,467,606             1,184,864
  Other                                                           278,327               356,280
                                                           ---------------      ----------------
       Total revenues                                           4,110,514             2,811,308
                                                           ---------------      ----------------
Expenses:
  Operating                                                       613,336               432,440
  General and administrative                                    3,076,357             3,572,337
  Depreciation, depletion and
   amortization                                                 1,265,230             1,396,423
  Interest                                                      2,818,218             1,037,308
  Write-down of oil and gas properties                            200,000                         -
  Provision for bad debts                                         789,580               711,122
                                                           ---------------      ----------------
       Total expenses                                           8,762,721             7,149,630
                                                           ---------------      ----------------

Net loss                                                      ($4,652,207)          ($4,338,322)
                                                           ===============      ================

Net loss per share of common stock                                 ($0.16)               ($0.20)
                                                           ===============      ================

Weighted-average number of shares
 of common stock outstanding                                   29,598,832            21,746,719
                                                           ===============      ================







        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the years ended December 31,
                                                                ----------------------------------------------------
                                                                      1996               1995              1994
                                                                ----------------    --------------   ---------------
Cash flows from operating activities:
  Net loss                                                       $   (4,652,207)      ($4,338,322)     ($10,966,914)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                         2,551,504         1,502,435         1,698,532
     Write-down of oil and gas properties                               200,000              -            6,904,016
     Provision for bad debts                                            789,580           711,122            18,866
     Warrant price adjustment                                               -                -              210,588
     Compensation expense                                               424,063            55,814               -
     Changes in assets and liabilities:
        Accounts and notes receivable                                  (789,167)         (537,569)          286,491
        Inventory                                                        44,992           446,519           (55,864)
        Prepaid and other                                              (370,274)          (98,359)           27,586
        Accounts payable and accrued liabilities                      2,352,361         1,984,574        (3,233,610)
                                                                ----------------    --------------   ---------------
            Net cash provided by (used in) operating activities         550,852          (273,786)       (5,110,309)
                                                                ----------------    --------------   ---------------
Cash flows from investing activities:
  Additions to oil and gas properties                                (1,590,165)       (3,194,454)       (5,556,593)
  Additions to refinery property and equipment                       (1,713,188)           14,284                -
  Proceeds from sales of marketable securities                             -                   -            301,201
  Other                                                                 (10,176)          (26,753)           25,037
                                                                ----------------    --------------   ---------------
             Net cash used in investing activities                   (3,313,529)       (3,206,923)       (5,230,355)
                                                                ----------------    --------------   ---------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                     65,201          (11,593)          (214,630)
  Net increase (decrease) in notes payable                              170,403           66,759           (535,078)
  Increase (decrease) in notes payable
    officers and directors                                                  -                  -            (50,000)
  Proceeds from long-term debt                                              -                  -             60,000
  Repayments of long-term debt                                       (1,434,278)        (467,500)        (3,374,520)
  Proceeds from issuance of common stock and
    warrants, net                                                       745,302        3,111,858         14,977,922
  Proceeds from exercise of stock warrants
    and options                                                             -                 32                140
  Proceeds from notes receivable for issuance
    of common stock                                                         -                  -            367,064
  Proceeds from issuance of debentures, net                           3,064,889                -                  -
                                                                ----------------    --------------   ---------------
             Net cash provided by financing activities                2,611,517        2,699,556         11,230,898
                                                                ----------------    --------------   ---------------
Net increase (decrease) in cash and
  cash equivalents                                                     (151,160)        (781,153)           890,234
Cash and cash equivalents at beginning of year                          162,218          943,371             53,137
                                                                ----------------    --------------   ---------------

Cash and cash equivalents at end of year                                $11,058         $162,218           $943,371
                                                                ================    ==============   ===============


        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                          Additional       Stock
                                                 Common stock              paid-in        purchase     Accumulated
                                              Shares          Amount       capital        warrants       deficit           Total
                                          -------------   -------------  -------------  ------------   ------------   --------------


Balance, January 1, 1996                     24,705,926   $  1,976,474   $ 74,768,272   $  1,297,754   $(56,751,808)   $ 21,290,692

Conversions of Debentures                     6,535,122        522,810      1,477,190           --             --         2,000,000
Issuance of stock in lieu of current
    liabilities                                 479,540         38,363        130,539           --             --           168,902
Issuance of stock for compensation              905,000         72,400        351,663           --             --           424,063
Issuance of common stock                      1,833,333        146,667        598,635           --             --           745,302
Imputed interest on debentures
    convertible at a discount to market            --             --        1,350,966           --             --         1,350,966
Net loss for the year                              --             --             --             --       (4,652,207)     (4,652,207)
                                           ------------   ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1996                   34,458,921   $  2,756,714   $ 78,677,265   $  1,297,754   $(61,404,015)   $ 21,327,718





         The accompanying notes are an integral part of this statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Notes
                                                                Additional       Stock     receivable
                                             Common stock         paid-in      purchase   for issuance   Accumulated
                                         Shares      Amount       capital      warrants     of stock       deficit         Total
                                      ----------   ----------   -----------   ----------   ---------   ------------   -------------


Balance, January 1, 1995              19,099,048   $1,527,924   $71,595,370   $1,297,754   $(32,936)   $(52,413,486)   $21,974,626

Warrants exercised                             8            1            31         --         --              --               32
Issuance of stock in lieu of current        --
  liabilities                            728,205       58,256       430,994         --         --              --          489,250
Issuance of stock for compensation        10,000          800        19,512         --       32,936            --           53,248
Issuance of common stock               4,868,665      389,493     2,722,365         --         --              --        3,111,858
Net loss for the year                       --           --            --           --         --        (4,338,322)    (4,338,322)
                                      ----------   ----------   -----------   ----------   --------    ------------    -----------

Balance, December 31, 1995            24,705,926   $1,976,474   $74,768,272   $1,297,754   $   --      $(56,751,808)   $21,290,692
                                      ==========   ==========   ===========   ==========   ========    ============    ===========






         The accompanying notes are an integral part of this statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                              Notes
                                                                Additional       Stock     receivable
                                             Common stock         paid-in      purchase   for issuance   Accumulated
                                         Shares      Amount       capital      warrants     of stock       deficit         Total
                                      ----------   ----------   -----------   ----------   ---------   ------------   -------------


Balance, January 1, 1994               7,064,233      565,139   $57,000,210   $     --     $   --     $(41,446,572)    $16,118,777
Issuance of stock and warrants        11,382,548      910,603    13,169,565    1,297,754       --             --        15,377,922
Conversion of debentures                 633,334       50,667       899,333         --         --             --           950,000
Issuance of stock for payment of
  notes payable                            8,525          682        12,105         --         --             --            12,787
Issuance of stock in lieu of current
  liabilities                             10,373          830        14,729         --         --             --            15,559
Issuance of stock for note receivable        --            --            --         --    (400,000)           --          (400,000)
Payment received on note receivable          --            --            --         --     367,064            --           367,064
Exercise of warrants                          35            3           137         --         --             --               140
Adjustments to exercise price of warrants    --            --       210,588         --         --             --           210,588
Expired stock dividends - Aztec              --            --       288,703         --         --             --           288,703
Net loss for the year                        --            --            --         --         --      (10,966,914)    (10,966,914)
                                      ----------   ----------   -----------   ----------   --------    ------------    -----------

Balance, December 31, 1994            19,099,048  $1,527,924   $71,595,370   $1,297,754   $ (32,936)   $(52,413,486)   $21,974,626
                                      ==========   ==========   ===========   ==========   ========    ============    ===========






         The accompanying notes are an integral part of this statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") was incorporated in the State of Nevada and, through its wholly-owned subsidiary, is the owner of a refinery in Lake Charles, Louisiana. The Company is also seeking domestic and international oil and gas properties.

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC"). Consequently, all references to these subsidiaries herein are presented in the past tense.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), AIPCC and PAIPC.

Intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents

All liquid short-term instruments purchased with original maturity dates of three months or less are considered cash equivalents. Restricted cash represents cash utilized as collateral for the Company's borrowings in Colombia and drilling commitments in Peru. In the first quarter of 1996, the Company fulfilled its drilling requirements in Peru and the cash collateral was released.

Inventory

Inventory consists of oil and gas equipment and is stated at the lower of average cost or market.

Property, plant and equipment

OIL AND GAS PROPERTIES

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all costs incurred in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. Under the full cost method of accounting, unevaluated property costs are not amortized. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment.

Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized general and administrative costs are directly related to the Company's exploration and development activities in Colombia and Peru and totaled $331,355, $472,606, and $383,004 for the years ended December 31, 1996, 1995 and 1994, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of
(i) the estimated future net revenues from the properties, discounted at 10%,
(ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. As a result of applying this policy, the Company charged $6,904,016 to expense in 1994 for the reduction of carrying costs of oil and gas assets.

The Company's oil and gas properties, substantially all of which were held in AIPCC and PAIPC, were reduced to the amount realized from the sale of AIPCC and PAIPC on February 25, 1997 resulting in an impairment loss of $200,000 during 1996.

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of ". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, identified intangibles and goodwill related to those assets and required that the carrying amount of impaired assets be reduced to fair value. The Company adopted SFAS No. 121 in the fourth quarter of 1995 and determined that it has no effect on the financial statements for the years ended December 31, 1996 and 1995.

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

Foreign currency

The U.S. dollar is the functional currency of the Company. Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Colombia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign exchange gains were $63,763, $12,544, and $34,300 in 1996, 1995, and 1994, respectively.

Deferred charges

The Company capitalizes certain costs associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument.

Stock-based compensation

Statement on Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. Beginning in 1996, AIPC elected to account for employee stock compensation plans as defined in SFAS No. 123.

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

Pro forma Balance Sheet

On February 25, 1997, the Company sold off the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") to Mercantile International Petroleum, Inc. ("MIP") in an arms length transaction.

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South

America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued at up to approximately $20.2 million, determined as follows:

      (a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC.
      (b) Assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000.
      (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 on the date the parties agreed in principle to the sale.
      (d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangable Debenture"), exchangable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof.
      (e) a $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.
      (f) Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia.

As a result of the MIP transaction, the Company now owns approximately 11.3% of MIP's outstanding share capital on a fully-diluted basis (47,720,867 shares). MIP is traded in U.S. dollars on the Toronto Stock Exchange under the symbol MPT.U.

The Company utilized some of the proceeds of the sale to repay the outstanding balance on its 12% Secured Debentures, due December 31, 1997, and intends to utilize the remaining proceeds to pay other debts, expand its refinery and for general corporate use.

The unaudited Pro-forma Balance Sheet presented herein reflects the historical accounts of the Company giving effect to the MIP transaction as if it had occurred at December 31, 1996.

New Accounting Standard

The FASB issued Statement of Financial Accounting Standards No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The Company does not believe the new statement will have a material impact upon previously presented earnings per share information.

NOTE 2 - MANAGEMENT'S PLANS:

The Company has incurred losses of $4,652,207, $4,338,322, and $10,966,914 for the years ended December 31, 1996, 1995 and 1994, respectively. The Company also had negative working capital of $9,823,229 at December 31, 1996, which included approximately $3,720,000 of principal and interest due on its 12% Secured Debentures. During the third and fourth quarters of 1996, the lessee of the Company's refinery, Gold Line Refining Inc. ("Gold Line") began withholding payment of its lease fees and other amounts due to the Company under its lease. In addition, Gold Line did not make its scheduled note payments to the Company. This situation, coupled with the Company's negative working capital, required the Company to find other sources with which to fund its operations and meet its financial obligations. As a result, the Company issued certain convertible debentures, bonds and shares of its common stock for cash and services rendered to the Company of approximately $3.8 million during 1996.

During the first quarter of 1997, the Company received cash and settled certain liabilities totaling approximately $2.2 million from the sales and issuance of its common stock and convertible debentures. Funds from these transactions enabled the Company to make payments of principal and interest on its 12% Secured Debentures totaling approximately $1,379,125, to settle certain other obligations outstanding at December 31, 1996 and to make certain capital improvements to its Refinery.

On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries (Notes 1 and 15). The Company plans to utilize some of the proceeds received from this transaction to repay its outstanding debts and fund its operations until cash flows from its refinery operation are sufficient in nature to support the Company's operating capital requirements. Certain of the proceeds mentioned above are in the form of shares of common stock (the "MIP Shares") of the purchaser Mercantile International Petroleum, Inc. ("MIP"). The Company, initially, plans to margin the MIP shares as required in order to fund its operations. At some future date, it is likely the Company will sell a substantial portion of the MIP shares as its capital requirements dictate. However, the Company prefers to hold the MIP shares rather than sell them at this time, with the intention of selling them at a higher price than their current market value.

As a result of a Company-filed action citing non-payment of lease fees and other amounts due to the Company, on March 20, 1997, Gold Line received a court order terminating its lease with the Company and was evicted from the refinery premises (Note 8). The Company is currently evaluating several options whereby AIRI would operate the crude processing unit ("CPU"), previously leased to Gold Line, and process feedstocks and produce products for other companies for a fee. It is expected that such an arrangement would provide operating income which would be similar to or greater than that derived from the Gold Line lease. In addition, the new terms would include both the implementation of a minimum throughput fee and a performance bond from these entities to ensure timely payment of fees. The Company hopes to implement this operation sometime during the second quarter of 1997.
Upon completion of the necessary construction and expansion of the Company's vacuum distillation unit ("VDU"), in 1997 or early in 1998, the Company plans to implement the manufacturing of its own asphalt.

Management believes the proceeds generated from equity financings and the margin and/or sale of the MIP shares, should provide the Company with the funds necessary to meet its working capital obligations and operating commitments during the ensuing fiscal year or until the refinery operations are sufficient in nature to provide same.

The Company is also currently having discussions with various banking institutions in the United States and abroad regarding financing for the contemplated refinery operations. In addition, the Company has alternative methods of obtaining funds, including private or public equity and debenture or mezzanine financing, some of which it has utilized successfully in the past.

In the event the Company is unable to raise sufficient proceeds from the margin or sale of the MIP shares, or from debt financing, the exercise of outstanding options and warrants or from the consummation of additional equity financing, of which there is no assurance, the Company may be required to postpone and/or curtail its planned development activities at the refinery, or any anticipated oil or gas projects it may be considering.

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:


                                                                                       December 31,
                                                                       ----------------------------------------------
                                                                               1996                     1995
                                                                               ----                     ----

Accounts receivable - trade                                               $      1,942,946       $       939,958.00
Note receivable - Gold Line                                                        900,732                1,058,971
Other                                                                              150,980                  139,082
                                                                        -------------------     ---------------------
                                                                                 2,994,658                 2,138,011
Less - allowance for doubtful  accounts                                         (1,921,518)               (1,064,458)
                                                                        -------------------     ---------------------

                                                                          $      1,073,140       $         1,073,553
                                                                        ===================     =====================

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                                                  December 31,
                                                                        --------------------------------
                                                                             1996               1995
                                                                             ----               ----

Note receivable - Gold Line                                              $        -       $    974,583
Unamortized bond issue cost                                                   17,897            34,817
                                                                        ------------     ----------------
                                                                              17,897         1,009,400
Less - allowance for doubtful accounts                                            -           (974,583)
                                                                        ------------     ----------------

                                                                         $    17,897      $     34,817
                                                                        ============     ================


NOTE 5 - ACCOUNTS PAYABLE:

Accounts payable at December 31, 1995 included $500,000 payable to an individual subcontractor for oil and gas operational services which was paid subsequent to December 31, 1995.

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                                                        December 31,
                                                                         ---------------------------------------
                                                                               1996                  1995

Accrued payroll                                                             $      266,429       $      366,499
Accrued interest                                                                   282,076              347,247
Corporate taxes                                                                    330,024              275,206
Excise taxes                                                                     1,100,000              250,000
Property taxes                                                                     219,345              228,756
Other                                                                              326,320              148,970
                                                                         ------------------    -----------------

                                                                            $    2,524,194       $    1,616,678
                                                                         ==================    =================



NOTE 7 - LONG-TERM DEBT:

                                                                                              December 31,
                                                                                 -----------------------------------------
                                                                                       1996                    1995
                                                                                       ----                    ----

Note payable to MG Trade Finance Corporation                                       $    2,108,393          $    2,845,171
8% - $100,000 Convertible debentures - due February 14, 1997,
    effective interest rate - 8%                                                          100,000                       -
9% - $150,000 Convertible Debentures - due December 9, 2000
    effective interest rate - 17.3%                                                       124,445                       -
10% - $391,629 Convertible Debentures - due April 1, 1998
    effective interest rate - 34.7%                                                       293,040                       -
12% Secured Debentures  - due December 31, 1997,
    effective interest rate - 12%
    25% of original principal due on December 31, 1996                                  3,510,000               4,207,500
12.5% - $426,000 Convertible Debentures - due January 2, 1998
    effective interest rate - 49.2 to 51.7%                                               380,714                       -
Senior Convertible Subordinated Debentures-due February 1,
   1997, interest ranges from 8.5-10.5% per annum, payable
   quarterly, convertible into common shares at
   at $50.00 per share.                                                                   250,000                 250,000
                                                                                 -----------------       -----------------
                                                                                        6,766,592               7,302,671

Less - Current portion                                                                  5,968,393               1,870,000
                                                                                 -----------------       -----------------

                                                                                   $      798,199          $    5,432,671
                                                                                 =================       =================

The effective interest rate as stated for each of the debt instruments above does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument issued by the Company in 1996. The calculation and the presentation of such is a result of a new position adopted by the Securities and Exchange Commission, ("SEC"), for convertible debt instruments which are convertible at a discount to the market price. The staff of the SEC has taken the position that registrants who have accounted for such instruments in a different manner should restate previously issued financial statements, to the extent such restatements are material. During 1996, the Company sold convertible debentures totallying $2,965,000, of which $2,000,000 were converted into the Company's common stock at discounts to market ranging from 25% to 35%. The remaining convertible debentures sold during 1996, are convertible into the Company's common stock at discounts to market ranging from 25% to 35%. The following are the Company's unaudited quarterly results of operations for the year ended December 31, 1996, as restated to reflect accounting for various convertible debentures issued during 1996, which are convertible at a discount to market, in the manner prescribed by the SEC.


                               First              Second             Third              Fourth
                              Quarter            Quarter            Quarter             Quarter
Net (loss), as
  previously
  reported                      $(312,177)       $    (470,210)       $(742,780)        $ (1,911,190)

Additional
  financing cost                  221,296              753,062           80,407              161,085
                          ----------------  ------------------- ----------------   ------------------

Net (loss),
  as restated                   $(533,473)        $ (1,223,272)       $(823,187)        $ (2,072,275)



Long-term debt of $5,968,393, $673,754 and $124,445 matures during 1997, 1998 and 2000, respectively.

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

In order to induce MGTF to enter into the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares of the Company's $0.08 par value common stock at $7.50 per share, exercisable at any time prior to June 30, 1994. Such warrants outstanding at December 31, 1993 were adjusted to an exercise price of $1.25 based on an anti-dilutive provision in the warrant agreements. In addition, MGTF's parent company, MG Corp., is entitled to one seat on the Company's Board of Directors without the consent of the Company and a second seat upon the consent of the Company's Board, which consent is not to be unreasonably withheld. One of these seats would then be eligible to be appointed to the Executive Committee, also upon consent of the Company's Board, which consent is not to be unreasonably withheld. MGTF has not made such a request. As long as the Company has any obligations to MGTF, the Company has agreed not to undertake any financial commitments, or acquire or dispose of assets in excess of $250,000 without the unanimous consent of the Executive Committee. MGTF has not nominated any persons to be on the Board.

In November 1992, MGTF agreed to modify the Loan Agreement and extend the maturity of a portion of the principal due on May 31, 1993. Under the modified agreement, principal payments of $3,374,520 were made during 1994 and the remaining principal of $2,845,171 was due May 31, 1995. In consideration for the extension, the Company agreed to extend the expiration date of all warrants held by MGTF and its affiliate, Metallegesllschaft, that remain outstanding on December 31, 1993 or June 30, 1994 to June 30, 1997. The exercise price of any warrants subject to the extension was increased to $15.63 per share of common stock. All warrants previously held by MGTF were returned to the Company and canceled and 150,000 new warrants were issued at an exercise price of $2.00 per share of common stock.

In March 1995, MGTF agreed to further modify the Loan Agreement and extend the maturity of the $2,845,171 principal originally due from the Company on May 31, 1995. Under the modified agreement, the maturity was changed to March 31, 1998. Previously, all monthly lease fees received pursuant to the terms of any lease of the refinery were required to be remitted to MGTF in repayment of the loan principal and interest. Under the modified Loan Agreement, one-half of the monthly lease fees are required to be remitted to MGTF and the related interest rate was reduced from prime plus 2.0% to prime plus 1.0%. Pursuant to the Loan Agreement, AIRI granted MGTF an option to lease the refinery for a period of 13 months commencing after the expiration of the current lease (Note 8). Any such lease will call for a rental, net of all operating expenses, of $.45 per barrel for a minimum throughput of 18,000 bbls per day, and $.48 per barrel for any amounts in excess of 18,000 bbls per day.

The Loan Agreement with MGTF contains various events of default including, but not limited to, failure to make principal or interest payments in a timely manner, transfers of funds by dividend or other means from AIRI to the Company, age of accounts payable amounts and refurbishment and maintaining adequate insurance coverage. An event of default, if declared and not cured within the allowed time, would permit MGTF to accelerate the loan and demand immediate payment. At various times during 1996, 1995, 1994, the Company has been in technical default with respect to certain monetary covenants. The Company believes it will continue to be successful in negotiating the resolution of such compliance issues with MGTF.

As part of certain negotiations related to the MIP Transaction, the Company agreed to change the due date of the unpaid balance of the Loan Agreement of $2,108,000 to September 30, 1997 from March 31, 1998. In addition, the Company agreed to pledge 1,000,000 shares of MIP common stock (partial consideration the Company received in the MIP Transaction) as additional collateral for the Loan Agreement.

NOTE 8 - REFINERY LEASE:

In October 1990, the Company leased its refinery to Gold Line. All amounts owed to AIRI by Gold Line on October 1, 1992 were restructured to a note totaling $1,244,192, due on September 30, 1995 bearing interest at prime plus 2%. The note was to be retired in monthly installments equal to 10% of Gold Line's monthly operating cash flow, if such operating cash flow was positive. No amounts were collected pursuant to the provision and the note was fully reserved for during 1992. No interest was accrued with respect to this note.

On March 22, 1995, the term of the lease was extended through March 31, 1998. In consideration for extending the lease, Gold Line executed a $1,801,464 promissory note (which amount includes the $1,244,192 note referred to above and certain trade receivables owed the Company by Gold Line of $506,332 at December 31, 1994) payable in installments of principal and interest through June 15, 1997. The promissory note bears interest at prime plus 1%. The Company established a reserve for doubtful accounts of $1,921,518 and $2,039,041 at December 31, 1996 and 1995, respectively. In February, 1996, in order to enhance the business strength of the lessee of its Refinery and to assist it in securing a new government contract, the Company agreed to reduce the fully reserved principal balance of its note receivable from the lessee to $900,732 from $1,801,464.

During the third and fourth quarters of 1996, Gold Line began to fall behind in their monthly lease fee payments to AIRI, even though it was processing an average in excess of 400,000 barrels of feedstock per month during these periods. On February 3, 1997, the Company delivered a Default Notice to Gold Line informing Gold Line of various items of default under the Lease Agreement, including non-payment of lease fees totaling approximately $567,000 and 1996 real estate taxes of approximately $208,000. Subsequent Notices of Default were also delivered to Gold Line covering additional items of default, including an additional $287,000 in unpaid lease fees and $29,000 of unpaid insurance premiums (which premiums have been paid by AIRI). On February 18, 1997, the Company delivered a Termination Notice and Notice to Vacate, pursuant to the Lease Agreement, whereby the Company gave written notice to Gold Line to vacate the leased premises five days from the date the Notice was delivered. Gold Line did not comply with the Company's Notice to Vacate, so on February 26, 1997 the Company filed suit against Gold Line. On March 20, 1997, the court terminated the Lease Agreement and ordered Gold Line to vacate the refinery premises within 24 hours of the Order, with which Gold Line complied. The carrying value of the Company's refinery property and equipment amounted to $12,425,476 (cost - $15,561,286; accumulated depreciation - $3,125,810) at December 31, 1996.

NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1996, 1995 and 1994, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

                            Numbers of Shares Under
                             Options and Warrants
                                at December 31,
-----------------------------------------------------------------------------   Exercise          Expiration
           1996                       1995                    1994               Price               Date
           ----                       ----                    ----              -------            ---------
                         -                1,500                1,500          $   36.250     April 1, 1996 (2)
                         -               66,715               66,715          $   32.500     February 26, 1996 (2)
                         -                7,988                7,988          $   15.000     March 10, 1996 (2)
                         -                3,000                3,000          $   30.000     August 28, 1996 (2)
                  5,957,347           5,957,347            5,957,355          $    4.000     March 1, 1997
                     20,000              20,000               20,000          $   30.625     July 14, 1997
                         -              282,500                   -           $    1.000     December 31, 1997 (1) (2)
                    150,000             150,000                   -           $    2.000     March 31, 1998
                         -               20,000                   -           $    1.000     August 3, 1998 (1) (2)
                         -                   -                56,250          $   20.000     December 31, 1995 (2)
                         -                   -               296,667          $   15.630     June 30, 1997 (2)
                         -                   -               100,000          $   16.880     June 30, 1997 (2)
                         -                   -               337,500          $    4.000     December 31, 1997 (1) (2)
                    282,500                  -                    -           $    0.500     December 31, 1997 (1)
                     20,000                  -                    -           $    0.500     August 3, 1998 (1)
                         -                   -                20,000          $    1.500     August 3, 1998 (2)
                  1,550,000                  -                    -           $    0.500     October 21, 1999
                     10,500                  -                    -           $    0.475     July 16, 2001
                      8,333                  -                    -           $    0.416     August 19, 2001
                     16,667                  -                    -           $    0.413     August 20, 2001
                     18,519                  -                    -           $    0.406     October 31, 2001
                     50,000                  -                    -           $    0.500     November 1, 2000
---------------------------   ----------------------   -------------------

                 8,083,866                6,509,050             6,866,975
===========================   ======================   ===================



(1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflect the adjustments approved by the Company's Board of Directors.

(2) These options and warrants were cancelled or expired, as applicable, in 1995 or 1996 as indicated in the table.

Options and warrants to purchase 8 and 35 shares were exercised in 1995 and 1994, respectively, at prices of $4.00. No options or warrants to purchase were exercised during 1996.

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

Activity in the 1995 Stock Option Plan for the years ended december 31, 1995 and 1996 was as follows:

                                                                                     Weighted Average
                                                         Number of                   Exercise Price
                                                          Shares                       Per Share

Outstanding, December 31, 1994                                360,500                     $    4.08
Canceled                                                     (302,500)                    $    3.83
Granted                                                       302,500                     $    1.00
Expired                                                        (55,000)                   $    4.00

Outstanding, December 31, 1995                                305,500                     $    1.28
Canceled                                                     (302,500)                    $    1.00
Granted                                                     1,902,500                     $    0.50
Expired                                                         (3,000)                   $   30.00

Outstanding, December 31, 1996                              1,902,500                     $    0.50


As of December 31, 1996, options to acquire $1,465,000 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $0.50 per share. The remaining options, which also have a weighted average exercise price of $0.50 per share, will vest in 1997.

If not previously exercised, options outstanding at December 31, 1996, will expire as follows: 282,500 options expire on December 31, 1997; 20,000 options expire on August 3, 1998; 1,550,000 options expire on October 22, 1999; and 50,000 options expire on November 1, 2000.

The weighted average grant date fair value of the options issued during 1996 and the weighted average exercise price of those options amounted to $.034 and $0.50, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 5.5% to 6.3%; volatility of 176%, no assumed dividend yield; and expected lives of one to ur years.

The 1995 Plan was submitted to and approved by the Company's stockholders at its annual meeting in 1996.

In October 1995, the Financial Accounting Standards Board issued a new statement titled "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS 123.

The Company applies APB Opinion 25, ACCOUNTING OF STOCK ISSUED TO EMPLOYEES, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed stock option plans. Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                                        1995                   1996
                                                                        ----                   ----
Net loss                                 As reported                $ (4,338,322)          $ (4,652,207)
                                         Pro forma                    (4,631,608)            (4,851,124)

Net loss per common share                As reported                       (0.20)                 (0.16)
                                         Pro forma                         (0.21)                 (0.16)


Options which were issued during previous fiscal years at an exercise price of $4.00 per share were revalued at $1.00 per share during 1995. During 1996 the exercise price of these options was reduced to $.50 per share. In accordance with SFAS 123 the revaluation of the shares constitutes a new issuance of options. Compensation expense of $174,020 was reflected in the pro forma amounts for 1995 for those options revalued in 1995. No expense was reflected in the 1996 pro forma amounts because the value of the options had declined.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

Drilling commitments

As of December 31, 1996, the Company had completed all its contractual work commitments in Colombia and Peru. As a result of the sale of its wholly-owned Colombia and Peru subsidiaries , the Company has no further obligations in either country.

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

AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wants to negotiate a settlement. AIRI continues to meet with the IRS to resolve this situation. A settlement is expected in the second quarter of 1997, although the exact nature of such a settlement cannot be predicted at this time.

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. In this instance, the Company has provided an aggregate allowance during 1996 and 1995 of $850,000 and $250,000, respectively, for estimated costs, either in the form of legal expenses or payments to the IRS, or some combination of both.

Environmental lawsuit

On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a/ Gold Line Refinery Ltd., American International Petroleum Corporation, American International Refinery, Inc., and Joseph Chamberlain individually (Docket No. 94-396) was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. Responsive pleadings have been filed by AIRI to this action and to the three amendments which added plaintiffs defendants and restructured the plaintiff's claims (deleting some claims and adding new claims). The lawsuit alleges, among other things, that the defendants, including the Company's wholly-owned subsidiary, AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles refinery into the Calcasieu River. The plaintiffs seek an unspecified amount of damages, including special and exemplary damages. AIRI continues to vigorously defend such action. In March 1996, the Company and AIRI filed an Exception of Prescription (the "Exception") which is expected to eliminate most of the plaintiffs' claims. The Court ordered a ruling on the Exception, referring the Exception to the merits. In the fourth quarter of 1996, a new Judge was assigned AIRI's case. AIRI expects a status conference will be held soon, wherein AIRI will apprise the new Judge of the Exception and request a rehearing on the Exception before the new Judge. At this time, the Company is unable to determine what, if any, liability may arise from this action.

Contract claims

In October 1995, Rio Bravo S.A., the operator of the Company's Lot IV Block in Peru, locked out PAIPC personnel from access thereto and filed a legal action in Peru against PAIPC claiming damages of $11,695,000 and alleging that PAIPC's License Contract with the government to explore Block IV (the "License Contract") was canceled by the government due to the fact that PAIPC did not complete the minimum work program required under the License contract. However, because the minimum work program was completed and was certified as complete by the government (the performance bond placed by PAIPC to assure its compliance with the minimum work program has, in fact, been released by the government) and, since the License Contract with the government is still in effect and has not been canceled, the Company expects the legal action by Rio Bavo will be decided in PAIPC's favor. PAIPC has also filed counter-claims and is in the process of filing liens against Ro Bravo to defend its interests in the Block and License contract and continues to partificipate in meetings with the government related to the activities in the Block and in all matters of administration and execution of the obligations in the License Contract. As of February 25, 1997 the Company sold all its rights with respect to Peru and therefore has no remaining assets or obligations there.

Employment agreements

The Company has entered into an employment agreement with its chief executive officer. Total salaries payable under this contract for 1997 are $300,000.

In September 1995, the Company's Board of Directors authorized the issuance, subject to shareholder approval, of 900,000 restricted shares (the "Shares") of the Company's common stock to its Chairman and Chief Executive Officer, Dr. George Faris. The Shares were granted to Dr. Faris in consideration for Dr. Faris waiving certain rights under his employment contract, thereby relieving the Company of its obligation to make cash payments to Dr. Faris upon a change of control or involuntary termination. Shareholder approval was obtained in July 1996 and the Company recorded the issuance of the shares and the related expense at that time.

Gold Line Defaults

During the third and fourth quarters of 1996, Gold Line defaulted on their obligations to pay lease fees, insurance premiums, property taxes and other items to AIRI under the terms of the Lease Agreement totaling an aggregate of $567,000. In addition, Gold Line paid no lease fees to AIRI during the first quarter of 1997. On February 18, 1997, AIRI filed suit against Gold Line for termination of the Lease Agreement and damages including unpaid processing fees, real-estate taxes, insurance premium and other items which may be due under the terms of the Lease Agreement. Notice to vacate was also sent to Gold Line, and after the demand to vacate was not met, a pleading to evict Gold Line was filed as an incident to the original suit. After a hearing on March 20, 1997, the court granted the eviction. A future court date is scheduled for May 15, 1997 to present a trial on the merits with respect to the original amount due to AIRI. AIRI seeks approximately $1.8 million, including damages as of the date Gold Line exited the lease premises, for disposition of salt water left on the premises by Gold Line, and also movable property which has been taken or damaged by Gold Line. Gold Line has asserted general affirmative defenses. The Company intends to pursue aggressively all of its legal remedies against Gold Line. The likelihood of AIRI collecting these delinquent amounts is unknown at this time. However, the Company has provided an allowance during 1996 of $681,000 which fully reserves all amounts due AIRI as of December 31, 1996.

 Lease commitments

The Company leases office space under various operating leases expiring in 1997 and 1998. Additional office space is rented on a month-to-month basis. Future minimum payments under operating leases with remaining terms of one year or more consisted of the following at December 31, 1996:

                  1997                                    $        131,190
                  1998                                             112,932
                                                        -------------------
      Total Minimum lease payments                        $        244,122
                                                        ===================


Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                       1996              1995             1994
                                       ----              ----             ----

Minimum rentals                      $307,912          $297,502         $243,324
Less - sublease rentals               130,437           114,213              -
                                 -------------      ------------     -----------

Total                                $177,475          $183,289         $243,324
                                 =============      ============     ===========


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

NOTE 11 - INCOME TAXES:

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

The Company reported a loss from operations during 1994, 1995 and 1996 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $54,000,000 which expire in years 1997 through 2009. Due to a change in control, as defined in Section 382 of the Internal Revenue Code, which occurred in 1994, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards. The amount of the Company's net operating loss available at the end of 1996 is approximately $18,500,000.

The components of deferred tax assets and liabilities are as follows:

                                                                              December 31,
                                                                 ---------------------------------------
                                                                       1996                 1995
                                                                       ----                 ----

Deferred tax assets:
 Net operating loss carryforwards                                  $     6,942,000       $    9,674,000
  Allowance for doubtful accounts                                          721,000              877,000
  Accrued liabilities                                                            -               88,000
  Depreciation, depletion, amortization and impairment                    (984,000)            (461,000)
                                                                 ------------------   ------------------
Net deferred tax asset                                                   6,679,000           10,178,000
Valuation allowance                                                     (6,679,000)         (10,178,000)
                                                                 ------------------   ------------------

                                                                   $            -       $           -
                                                                 ==================   ==================



The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards.

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable. Accounts receivable were $1,073,140 at December 31, 1996. Refinery processing fees were earned through lease of the Company's refinery to Gold Line. Trade accounts receivable and notes receivable from Gold Line aggregated $2,126,418 at December 31, 1996, net of reserves for uncollectible amounts of $1,921,518. The Company's ability to collect outstanding amounts from Gold Line and restrictions thereon were subject to agreements between MGTF, Gold Line, NationsBank (a Gold Line creditor), and the Company (Notes 2, 7 and 8). The Company has filed suit as discussed previously in Note 10 to collect certain reserved amounts from Goldline.

The estimated fair value of the Company's financial instruments is as follows:


                                        1996                                   1995
                       --------------------------------------  -------------------------------------
                            Carrying             Fair              Carrying                 Fair
                             value               value               value                 value

Long-term debt            $     6,766,592     $    6,766,592     $     7,302,671      $    7,352,671

For investments, fair value equals quoted market price. Fair value of fixed-rate long-term debt is determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 1996, 88% of the Company's long-term debt matures during 1997. As a result, the Company believes the carrying value of its long-term debt, approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturities.

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company's operations involve a single industry segment, the exploration, development, production, transportation, refining and marketing of oil and natural gas. Its principal oil and gas activities are concentrated in foreign countries. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.

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

Financial information, summarized by geographic area, is as follows:

                                                          Geographic Segment
                                 ----------------------------------------------------------------------       Consolidated
1996                                United States               Colombia                   Peru                    total
----                                -------------               --------                   ----                    -----
Sales and other
  operating revenue                  $     2,596,917           $     1,508,260        $             -           $      4,105,177
Interest income and other
  corporate revenues                                                                                                       5,337
                                                                                                            --------------------
Total revenue                                                                                                   $      4,110,514
Costs and operating
 expense                                   1,616,043                 1,468,665                 200,000                 3,284,708
                                 --------------------     ---------------------      ------------------     --------------------

Operating profit (loss)             $        980,874         $          39,595           $    (200,000)         $        825,806
                                 ====================     =====================      ==================

General corporate expenses                                                                                             2,659,795
Interest expense                                                                                                       2,818,218
                                                                                                            --------------------

Net loss                                                                                                              (4,652,207)
                                                                                                            ====================

Identifiable assets
  at December 31, 1996              $     12,895,332            $   14,641,646           $   4,860,559          $    32,397,537
                                 ====================     =====================      ==================
Corporate assets                                                                                                      2,094,894
                                                                                                            --------------------

Total assets at
  December 31, 1996                                                                                              $   34,492,431
                                                                                                            ====================

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil                             $              -         $           3.77          $           -           $           3.77
                                 ====================     =====================      ==================     ====================

Capital Expenditures,
  net of cost recoveries             $     1,713,188          $        719,954          $      825,923          $     3,259,065
                                 ====================     =====================      ==================     ====================



                                                          Geographic Segment
                                 ----------------------------------------------------------------------       Consolidated
1995                                United States               Colombia                   Peru                    total
----                                -------------               --------                   ----                    -----
Sales and other
  operating revenue                  $     1,403,668           $     1,214,213          $      166,069          $     2,783,950
Interest income and other
  corporate revenues                                                                                                     27,358
                                                                                                            --------------------
Total revenue                                                                                                   $     2,811,308
Costs and operating
 expense                                   1,922,130                 1,513,401                  65,141                3,500,672
                                 --------------------     ---------------------      ------------------     --------------------

Operating profit (loss)              $      (518,462)          $      (299,188)         $      100,928          $      (689,364)
                                 ====================     =====================      ==================

General corporate expenses                                                                                            2,611,650
Interest expense                                                                                                      1,037,308
                                                                                                            --------------------

Net loss                                                                                                             (4,338,322)
                                                                                                            ====================

Identifiable assets
  at December 31, 1995                $   13,565,280            $   14,136,257           $   4,247,975           $   31,949,512
                                 ====================     =====================      ==================
Corporate assets                                                                                                        690,850
                                                                                                            --------------------

Total assets at
  December 31, 1995                                                                                              $   32,640,362
                                                                                                            ====================

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil                          $                 -         $           3.86           $          -        $              3.86
                                 ====================     =====================      ==================     ====================

Capital Expenditures,
  net of cost recoveries            $        400,368           $     1,265,989           $   1,528,095          $     3,194,452
                                 ====================     =====================      ==================     ====================


                             Geographic Segment
------------------------------------------------------------------------                                    Consolidated
1994                             United States                Colombia                    Peru                    total

Sales and other
  operating revenue                $     2,094,235           $     1,169,323           $      122,068          $     3,385,626
Interest income and other
  corporate revenues                                                                                                   122,888
                                                                                                           --------------------
Total revenue                                                                                                  $     3,508,514
Costs and operating
 expense                                 1,376,411                 9,479,273                   41,024               10,896,708
                              ---------------------      --------------------      -------------------     --------------------

Operating profit (loss)           $        717,824            $   (8,309,950)         $        81,044           $   (7,388,194)
                              =====================      ====================      ===================

General corporate expenses                                                                                           2,278,942
Interest expense                                                                                                     1,299,778
                                                                                                           --------------------

Net loss                                                                                                           (10,966,914)
                                                                                                           ====================

Identifiable assets
  at December 31, 1994              $   14,481,904           $   13,580,190            $   2,717,167           $   30,779,261
                              =====================      ====================      ===================
Corporate assets                                                                                                     1,450,452
                                                                                                           --------------------

Total assets at
  December 31, 1995                                                                                             $   32,229,713
                                                                                                           ====================

Depreciation, depletion
  and amortization rate
  per equivalent barrel
  of oil                       $                 -          $           5.51         $             -           $          5.51
                              =====================      ====================      ===================     ====================

Capital Expenditures,
  net of cost recoveries       $                 -           $     3,200,281            $   2,307,855          $     5,508,136
                              =====================      ====================      ===================     ====================


NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock in the acquisitions and conversions of the following noncash transactions:

                                                                    1996                   1995                1994
                                                                    ----                   ----                ----
Conversion of debentures                                          $    2,000,000       $        -         $    950,000
Conversion of notes payable                                                  -                  -               12,787
Stock issued in lieu of current liabilities                              168,902             489,250            15,559
Issuance of stock for notes receivable,
  net of amounts collected                                                   -                  -               32,936
Issuance of stock - unearned compensation                                424,063              20,312               -



Cash paid for interest, net of amounts capitalized, was $808,477, $964,609, and $647,439 during 1996, 1995, and 1994, respectively. Cash paid for corporate franchise taxes was $114,128, $52,050, and $36,001 during 1996, 1995 and 1994, respectively..

NOTE 15 - SUBSEQUENT EVENTS:

Regulation S Offerings

In 1997, the Company received aggregate net proceeds of $2,742,000 from the sales and issuance of shares of its common stock and from the sales of redeemable convertible subordinated debentures, issued in accordance with Regulation S. The proceeds were utilized for the payment of certain debts (including an aggregate of approximately $1,380,000 in principal and interest on the Company's 12% secured debentures which was due on December 31, 1996), the expansion of its Refinery, and for working capital purposes.

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of its wholly-owned subsidiaries in Colombia and Peru for cash, stock and the assumption of certain Company debt, including payment of the remaining principal and interest due on its 12% Secured Debentures of an aggregate of approximately $2,362,000. (Note 1).

Note Payable
As part of its February 25, 1997 agreement to sell its subsidiaries in Colombia and Peru, the Company agreed to move up the due date of its $2,108,000 note payable to MG Trade Finance Corp. from March 31, 1998 to September 30, 1997.

Gold Line Lease

On March 20, 1997, the Company terminated its lease and evicted the lessee Gold Line Refining Ltd. (Note 10).

Kazakstan Option

On January 27, 1997, the Company entered into an option agreement, which was amended on March 7, 1997 (the "Option") for the right to obtain a 40% working interest in a certain petroleum concession in Kazakstan. In consideration for the Option, the Company paid $100,000 in cash and issued 300,000 shares of its common stock.

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES


                      SUPPLEMENTARY OIL AND GAS INFORMATION
                FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1994
                                   (UNAUDITED)


The accompanying unaudited oil and gas disclosures are presented as supplementary information in accordance with Statement No. 69 of the Financial Accounting Standards Board.

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES

                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

Capitalized costs



                                            Colombia                                         Peru
                           ---------------------------------------------  ----------------------------------------
                               1996           1995           1994            1996          1995         1994
                               ----           ----           ----            ----          ----         ----
Unevaluated property not
 subject to amortization   $    1,101,277 $    1,101,277 $    2,163,201    $  4,457,964  $ 3,832,041  $ 2,303,946
Proved and unproved
 properties                    31,934,991     31,215,040     28,903,520         200,000        -           -
Accumulated deprecia-
 tion, depletion and
 amortization                  19,870,122     19,364,606     18,832,617         200,000        -           -
                          ---------------------------------------------  ----------------------------------------

Net Capitalized costs       $  13,166,146  $  12,951,711  $  12,234,104     $ 4,457,964  $ 3,832,041  $ 2,303,946
                          =============================================  ========================================

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Property acquisition
 costs - proved and
 unproved properties        $       -       $      -      $      -         $      -       $     -          $ -
Exploration Costs                   -            744,549      3,016,741           -             -            -
Development costs                719,954         527,595        683,532           -             -            -

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

Oil and gas sales          $   1,364,581 $     1,104,095 $    1,083,406    $      -       $166,069 $    122,018
                          ---------------------------------------------  ----------------------------------------
Lease operating costs            611,857         363,600        564,061           -         65,141       41,022
Depreciation, depletion
 and amortization                491,732         531,989        670,857           -             -           -
Provision for reduction
 of oil and gas properties           -               -        6,904,016        200,000          -           -
                          ---------------------------------------------  ----------------------------------------
                               1,103,589         895,589      8,138,934        200,000      65,141       41,022
                          ---------------------------------------------  ----------------------------------------
Income (loss) before
 tax provision                   260,992         208,506     (7,055,528)          -        100,928       80,996
Provision (benefit) for
 income tax                          -              -             -               -             -            -
                          ---------------------------------------------  ----------------------------------------

Results of operations      $     260,992$       208,506   $  (7,055,528)    $  (200,000) $ 100,928 $     80,996
                          =============================================  ========================================



                                        Other                                    Total
                          ----------------------------------   -------------------------------------------
                             1996        1995       1994           1996           1995          1994
                             ----        ----       ----           ----           ----          ----
Unevaluated property not
 subject to amortization   $   89,389 $    65,506      -      $    5,648,630  $   4,998,824  $   4,467,147
Proved and unproved
 properties                   371,665     351,257      -          32,506,656     31,566,297     28,903,520
Accumulated deprecia-
 tion, depletion and
 amortization                  371,665    351,257      -          20,441,787     19,715,863     18,832,617
                          ----------------------------------   -------------------------------------------

Net Capitalized costs      $   89,389 $    65,506  $   -       $  17,713,499  $  16,849,258  $  14,538,050
                          ==================================   ===========================================

COSTS INCURRED IN OIL AND GAS PROPERTY ACQUISITION, EXPLORATION AND DEVELOPMENT ACTIVITIES

Property acquisition
 costs - proved and
 unproved properties       $   -       $    -      $    -      $ -            $  -           $ -
Exploration Costs              -            -           -        -                 744,549      3,016,741
Development costs              -            -           -           719,954        527,595        683,532

RESULTS OF OPERATIONS FOR OIL AND GAS PRODUCING ACTIVITIES

Oil and gas sales          $   -       $    -      $    -       $ 1,364,581   $  1,270,164  $   1,205,424
                          ----------------------------------   -------------------------------------------
Lease operating costs          -            -           -           611,857        428,741        605,083
Depreciation, depletion
 and amortization              -       351,257          -           491,732        883,246        670,857
Provision for reduction
 of oil and gas properties     -            -           -           200,000           -         6,904,016
                          ----------------------------------   -------------------------------------------
                               -       351,257          -         1,303,589      1,311,987      8,179,956
                          ----------------------------------   -------------------------------------------
Income (loss) before
 tax provision                 -      (351,257)         -            60,992        (41,823)    (6,974,532)
Provision (benefit) for
 income tax                    -           -            -           -                 -             -
                          ----------------------------------   -------------------------------------------

Results of operations      $   -    $ (351,257)    $    -      $     60,992   $    (41,823)$   (6,974,532)
                          ==================================   ===========================================

COSTS NOT SUBJECT TO AMORTIZATION:

The following table summarizes the categories of cost which comprise the amount of unproved properties not subject to amortization.


                                                         December 31,
                                  ------------------------------------------------------------
                                        1996                 1995                 1994
                                        ----                 ----                 ----
Colombia:
  Acquisition costs                    $ 1,101,277          $ 1,101,277           $ 1,101,277
  Exploration costs                             -                    -              1,061,924
                                  -----------------    -----------------    ------------------
                                         1,101,277            1,101,277             2,163,201
Peru:
  Exploration costs                      4,457,964            3,832,041             2,303,946
                                  -----------------    -----------------    ------------------
Other
  Acquisition costs                         89,389               65,506                     -
                                  -----------------    -----------------    ------------------

                                        $5,648,630           $4,998,824            $4,467,147
                                  =================    =================    ==================




Acquisition costs of unproved properties not subject to amortization at December 31, 1996, 1995 and 1994, respectively, consists mainly of lease acquisition costs related to unproved areas. As of February 25, 1997 the Company has sold all of its wholly owned subsidiaries operating in Columbia and Peru.

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

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1996, 1995 and 1994. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.


                            United States               Colombia                        Total
                       ---------------------  ----------------------------    --------------------------
                             Oil        Gas      Oil              Gas              Oil          Gas
                             BBLS       MCF      BBLS             MCF              BBLS         MCF

January 1, 1994                -          -       4,089,275         11,564,300        4,089,275   11,564,300

  Revisions of
    previous estimates         -          -      (1,192,425)        (3,244,100)      (1,192,425)  (3,244,100)
  Extensions, discoveries
     and other additions       -          -               -                -               -             -
  Production                   -          -        (121,643)               -           (121,643)         -
                       ----------- ----------    ------------------ -------------    --------------------------
December 31, 1994              -          -       2,775,207           8,320,200       2,775,207    8,320,200

    Revisions of
      previous estimates       -          -       1,166,258                -          1,166,258         -
  Extensions, discoveries
     and other additions       -          -         302,836          3,061,200          302,836    3,061,200
  Production                   -          -        (137,821)               -           (137,821)        -
                       ----------- ----------   ------------------ -------------    --------------------------
December 31, 1995              -          -       4,106,480         11,381,400        4,106,480   11,381,400

  Revisions of
    previous estimates         -          -          34,372         3,298,000            34,372    3,298,000
  Extensions, discoveries
    and other additions        -          -               -               -               -             -
  Production                   -          -        (130,433)              -           (130,433)         -
                       ----------- ----------   ------------------ -------------    --------------------------

December 31, 1996              -          -       4,010,419         14,679,400        4,010,419   14,679,400
                       =========== ==========   ================== =============    ==========================


                                         United States               Colombia                       Total
                                    -----------------------  -----------------------      ------------------------
                                        Oil         Gas          Oil          Gas              Oil           Gas
                                       BBLS         MCF          BBLS         MCF              BBLS          MCF

Net proved developed reserves

January 1, 1994                           -           -        992,166     5,155,900           992,166    5,155,900
December 31, 1994                         -           -        899,971     4,160,200           899,971    4,160,200
December 31, 1995                         -           -      1,012,896     5,100,000         1,012,896    5,100,000
December 31, 1996                         -           -        948,721     6,321,100           948,721    6,321,000


Revisions to reserves in 1996 reflect an increase in gas reserves due to the Company's gas field development program and anticipated recompletion of Puli No. 3.

Revisions to crude oil reserves in 1995 reflect the increased working interest participation of the Company in the proved undeveloped reserves due to nonparticipation of the other joint venture partners.

Revisions to crude oil reserves in 1994 reflect the elimination of the Puli No. 3 K4 formation reserves, which were found to be incapable of production due to formation damage. These revisions were partially offset by an increase in the Toqui reserves due to the lower decline rate demonstrated during 1994.

STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOW:

The standardized measure of discounted future net cash flows relating to the Company's proved oil and gas reserves is calculated and presented in accordance with Statement of Financial Accounting Standards No. 69. Accordingly, future cash inflows were determined by applying year-end oil and gas prices to the Company's estimated share of the future production from proved oil and gas reserves. Future production and development costs were computed by applying year-end costs to future years. Future income taxes were derived by applying year-end statutory tax rates to the estimated net future cash flows. A prescribed 10% discount factor was applied to the future net cash flows.

In the Company's opinion, this standardized measure is not a representative measure of fair market value, and the standardized measure presented for the Company's proved oil and gas reserves is not representative of the reserve value. The standardized measure is intended only to assist financial statement users in making comparisons between companies.


                                                                       Colombia
                                           -----------------------------------------------------------------
                                                  1996                    1995                  1994
                                                  ----                    ----                  ----

Future cash inflows                           $    61,173,696         $    46,433,879       $    33,896,403

Future development costs                          (12,170,000)            (10,780,000)           (5,977,600)

Future production costs                            (8,012,891)             (9,409,442)           (7,154,014)

Future income tax expenses                                -                       -                     -
                                           -------------------     -------------------   -------------------

Future net cash flows                              40,990,805              26,244,437            20,764,789

Annual discount 10% rate                          (19,088,789)            (13,885,290)          (10,693,885)
                                           -------------------     -------------------   -------------------

Standardized measure discounted future
 net cash flows                               $    21,902,016         $    12,359,147       $    10,070,904
                                           ===================     ===================   ===================



Future cash flows in 1996 increased as a result of the increased selling price of oil in the world market in 1996 and also as a result of the upward revision in estimated future recoverable equivalent barrels of oil by approximately 585,000 BOE.

Estimated future income taxes were eliminated in 1994, 1995 and 1996 because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1994, 1995 and 1996.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:


The aggregate change in the standardized measure of discounted future net cash flows was an increase of $9,542,869 and of $2,288,243 in 1996 and 1995 respectively and a decrease of $3,532,119 in 1994. The principal sources of change were as follows:



                                                                               For the years ended December 31,
                                                          ----------------------------------------------------------------------
                                                                 1996                     1995                        1994
                                                                 ----                     ----                        ----

Beginning of year                                         $    12,359,147           $    10,070,904             $    13,603,023
Sales and transfer of oil and gas produced,
   net of production costs                                       (752,724)                 (740,495)                   (519,345)
Net changes in prices and production costs                      6,764,808                   135,987                   1,660,800
Extensions, discoveries, additions and
   improved recovery, less related costs                              -                     660,594                         -
Previously estimated development costs
   incurred during the year                                       719,954                   527,595                     683,532
Changes in estimated future
   development costs                                             (973,650)               (2,032,144)                  1,302,552
Revisions of previous reserve
   quantity estimates                                           1,460,849                 3,783,148                  (5,751,795)
Changes in timing and other                                     1,087,717                (1,053,532)                 (2,268,165)
Accretion of discount                                           1,235,915                 1,007,090                   1,360,302
                                                     ---------------------    ----------------------      ----------------------

                                                     =====================    ======================      ======================
End of year                                               $    21,902,016           $    12,359,147             $    10,070,904
                                                     =====================    ======================      ======================


                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          AMERICAN INTERNATIONAL
                                          PETROLEUM CORPORATION

Dated:  April 14, 1997

                                        By:/s/ Denis J. Fitzpatrick

                                            Denis J. Fitzpatrick
                                            Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By:    /s/ George N. Faris                           Date:  April 14, 1997
       ---------------------------
       George N. Faris, Chairman
       of the Board of Directors
       and Chief Executive Officer

By:    /s/ Denis J. Fitzpatrick                      Date:  April 14, 1997
       ---------------------------
       Denis J. Fitzpatrick
       Vice President, Secretary,
       Principal Financial and
       Accounting Officer

By:    /s/ Donald G. Rynne                           Date:  April 14, 1997
       ---------------------------
       Donald G. Rynne, Director

By:    /s/ Daniel Y. Kim                             Date:  April 14, 1997
       ---------------------------
       Daniel Y. Kim, Director

By:    /s/ William R. Smart                          Date:  April 14, 1997
       ---------------------------
       William R. Smart, Director

                                  EXHIBIT INDEX

EXHIBIT

NUMBER                 DESCRIPTION

3.2    Bylaws of the Registrant, as amended

4.8 Form of 8% Redeemable Convertible Debenture due April 1999 and Form of Subscription Agreement relating thereto.

21.1   Subsidiaries of the Registrant

27.1   Financial Data Schedule