Form 10-Q
period 1997-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-05-15
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            March 31, 1997
                                  ----------------------------------------

Commission File number              No. 0-14905
                            ----------------------------------------------

              AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

                Nevada                               13-3130236
---------------------------------------  ------------------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)

            444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK 10022
   --------------------------------------------------------------------------
         (Address of principal executive offices)          (Zip Code)

                                 (212) 688-3333
                                 --------------
              (Registrant's telephone number, including area code)

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

Yes  |X|                No  | |

The number of shares outstanding of the registrant's common stock, $.08 par value, as of May 12, 1997 is 37,359,872 shares.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,      December 31,
                                                                       1997             1996
                                                                  ---------------   ------------

                       Assets
Current assets:
  Cash and cash equivalents                                       $        10,107   $     11,058
  Cash - restricted                                                        25,847        161,022
  Marketable Securities                                                 7,015,000           --
  Accounts and notes receivable, net                                    1,566,819      1,073,140
  Inventory                                                                  --          459,961
  Prepaid expenses                                                        312,078        838,104
                                                                  ---------------   ------------
       Total current assets                                             8,929,851      2,543,285
                                                                  ---------------   ------------
Property, plant and equipment:
  Unevaluated property                                                    751,922      5,648,630
  Oil and gas properties                                                     --       32,506,656
  Refinery property and equipment                                      17,796,451     17,235,183
  Other                                                                   207,308        499,971
                                                                  ---------------   ------------
                                                                       18,755,681     55,890,440
Less - accumulated depreciation, depletion,
 amortization and impairments                                          (3,834,972)   (23,959,191)
                                                                  ---------------   ------------
       Total property, plant and equipment                             14,920,709     31,931,249
                                                                  ---------------   ------------
Other long-term assets, net                                             2,201,027         17,897
                                                                  ---------------   ------------
       Total assets                                               $    26,051,587   $ 34,492,431
                                                                  ===============   ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                   $          --     $    237,162
  Current portion of long-term debt                                     2,390,793      5,968,393
  Accounts payable                                                      1,216,807      3,636,765
  Accrued liabilities                                                   2,442,995      2,524,194
                                                                  ---------------   ------------
       Total current liabilities                                        6,050,595     12,366,514
Long-term debt                                                          2,520,022        798,199
                                                                  ---------------   ------------
       Total liabilities                                                8,570,617     13,164,713
                                                                  ---------------   ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                  --             --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 36,626,538 shares issued and outstanding
    at March 31, 1997 and 34,458,921 shares at December 31, 1996        2,930,123      2,756,714
  Additional paid-in capital                                           79,254,901     78,677,265
  Stock purchase warrants                                               1,297,754      1,297,754
  Accumulated deficit                                                 (66,001,808)   (61,404,015)
                                                                  ---------------   ------------
       Total stockholders' equity                                      14,550,847     18,571,004
                                                                  ---------------   ------------
Commitments and contingent liabilities (Note 10)                             --             --
                                                                  ---------------   ------------
Total liabilities and stockholders' equity                        $    23,121,464   $ 31,735,717
                                                                  ===============   ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                       1997            1996
                                                   ------------    ------------
Revenues:
  Oil and gas production and
   pipeline fees                                   $    260,579    $    304,192
  Refinery lease fees                                   442,714         568,596
  Other                                                  35,250          50,818
                                                   ------------    ------------
       Total revenues                                   738,543         923,606
                                                   ------------    ------------
Expenses:
  Operating                                              98,765         112,098
  General and administrative                          1,648,538         598,505
  Depreciation, depletion and
   amortization                                         250,743         324,545
  Interest                                              573,041         200,635
  Unrealized loss on marketable securities            1,753,750            --
  Provision for bad debts                               447,832            --
  Loss on sale of subsidiaries                          563,667            --
                                                   ------------    ------------
       Total expenses                                 5,336,336       1,235,783
                                                   ------------    ------------
Net loss                                           $ (4,597,793)   $   (312,177)
                                                   ============    ============
Net loss per share of common stock                 $      (0.13)   $      (0.01)
                                                   ============    ============
Weighted-average number of shares
 of common stock outstanding                         36,281,693      25,961,481
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                      1997             1996
                                                                  --------------  -------------
Cash flows from operating activities:
  Net loss                                                        $  (4,597,793)  $   (312,177)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                           586,247        342,151
     Unrealized loss on marketable securities                         1,753,750           --
     Provision for bad debts                                            447,832           --
     Loss on sale of subsidiaries                                       563,667           --
     Changes in assets and liabilities:
        Accounts and notes receivable                                  (125,808)       246,956
        Inventory                                                        56,974         15,450
        Prepaid and other                                                56,155          6,157
        Accounts payable and accrued liabilities                         99,665       (708,323)
                                                                  -------------   ------------
            Net cash provided by (used in) operating activities      (1,159,311)      (409,786)
                                                                  -------------   ------------
Cash flows from investing activities:
  Additions to oil and gas properties                                  (331,349)      (649,254)
  Additions to refinery property and equipment                         (561,268)          --
  Other                                                                (101,098)      (263,647)
                                                                  -------------   ------------
             Net cash used in investing activities                     (993,715)      (912,901)
                                                                  -------------   ------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                      9,414        226,223
  Net increase (decrease) in notes payable                             (237,162)       (23,511)
  Proceeds from long-term debt                                        1,746,820      1,350,000
  Repayments of long-term debt                                       (1,536,614)      (740,607)
  Proceeds from issuance of common stock and
    warrants, net                                                       439,770        779,089
  Proceeds from exercise of stock warrants
    and options                                                             560           --
  Proceeds from sale of subsidiaries                                  1,729,287           --
                                                                  -------------   ------------
             Net cash provided by financing activities                2,152,075      1,591,194
                                                                  -------------   ------------
Net increase (decrease) in cash and
  cash equivalents                                                         (951)       268,507
Cash and cash equivalents at beginning of year                           11,058        162,218
                                                                  -------------   ------------

Cash and cash equivalents at end of year                          $      10,107   $    430,725
                                                                  =============   ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                         Common stock        Additional     Stock
                                                         ------------         paid-in      purchase    Accumulated
                                                    Shares       Amount       capital      warrants      deficit           Total
                                                  ----------   ----------   -----------   ----------   -------------   -------------

Balance, December 31, 1996                        34,458,921   $2,756,714   $78,677,265   $1,297,754   $(61,404,015)   $ 21,327,718

Conversions of Debentures                            231,884       18,551        56,449         --             --            75,000
Issuance of stock for interest in oil &
    gas properties                                   300,000       24,000       126,000         --             --           150,000
Exercise of warrants                                     140           11           549         --             --               560
Issuance of common stock                           1,635,593      130,847       308,923         --             --           439,770
Imputed interest on debentures
    convertible at a discount to market                 --           --          85,715         --             --            85,715
Net loss for the period                                 --           --            --           --       (4,597,793)     (4,597,793)
                                                  ----------   ----------   -----------   ----------   ------------    ------------
Balance, March  31, 1997                          36,626,538   $2,930,123   $79,254,901   $1,297,754   $(66,001,808)   $ 17,480,970
                                                  ==========   ==========   ===========   ==========   ============    ============


         The accompanying notes are an integral part of this statement.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K.

2. Marketable Securities

Marketable securities acquired by the Company at a basis of $2.00 per share had a market value of $1.60 per share at March 31, 1997, resulting in an unrealized loss of $1,754,000 for the period.

3. Other Long Term Assets

Notes totaling $4,400,000 acquired by the Company have been discounted and recorded as $3,600,000, less current portion of $1,500,000.

4. Long-Term Debt

During the first quarter of 1997, the Company received net proceeds of $1,747,000 from the sale of Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S as promulgated by the Securities and Exchange Commission. (See Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.)


Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources
-------------------------------

During the last three years, the Company has had difficulty generating sufficient cash flow to fund its operations, capital expenditures and required principal payments. As a result, the Company has from time to time operated with limited liquidity or negative working capital. In order to continue operations under such circumstances, the Company has historically relied on outside sources of capital. However, on February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum, Inc. ("MIP"), improving its working capital position from a net working capital deficit of $9.8 million at December 31, 1996, to a positive working capital of $2.9 million at March 31, 1997.

During the quarter ended March 31, 1997, the Company utilized $4,598,000 for operations, which reflects approximately $3,351,000 in non-cash provisions, including depreciation, depletion an amortization of $586,000, loss on write-down of marketable securities acquired in the MIP Transaction of $1,754,000, provision for bad debts of $448,000, and loss on sale of subsidiaries of $564,000. Approximately $13,000 was used during the period to increase current assets other than cash, and $100,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations was provided, in part, by the issuance of Common Stock and net increase in long-term debt in an aggregate amount of $651,000, and from the sale of subsidiaries of $1,729,000.

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued, giving account to the contingent portion thereof, which was not recorded by the Company pursuant to GAAP, at up to approximately $20.2 million, determined as follows:

a). Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 3, 1997, which were secured by the Company's shares of AIPCC.

b).   Assumption of AIPCC and PAIPC debt in an aggregate amount of $534,000.

c). 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 on the date the parties agreed in principle to the sale.

d). A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof.

e). A $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.

f). Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax Benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions available to AIPCC on future tax filings in Colombia.

The Company recorded an aggregate $564,000 as a loss on the sale of the Subsidiaries which primarily reflects the discount fair value of the Exchangeable Debenture and the $1.4 million performance earn-out received in the MIP Transaction.

As a result of the MIP Transaction, the Company owns approximately 11% of MIP's outstanding share capital on a fully-diluted basis. MIP is traded in U.S. dollars on the Toronto Stock Exchange under the symbol MPT.U.

Since the MIP Shares were restricted from sale by the Company for 40 days from the date of closing of the MIP Transaction, they were not immediately marginable. In addition, the lessee at the Company's Lake Charles, Louisiana refinery (the "Refinery"), Gold Line Refining, Ltd. ("Gold Line"), did not make any lease payments to the Company in 1997 and has been evicted from the Refinery. Consequently, in order to redeem certain outstanding convertible debentures prior to their conversion by the holders thereof into the Company's common stock, and to continue the expansion of its Refinery, in April 1997, the Company sold an aggregate of $750,000 of 8%, two-year Redeemable Convertible Debentures pursuant to Regulation S (the "8% Debentures") to provide the required cash flows the Company needs until it is able to margin or sell the MIP Shares as required and to utilize the proceeds therefrom to redeem all or a portion of the 8% Debentures, and certain other outstanding convertible debentures of the Company as well, prior to their conversion into shares of the Company's common stock. However, to the extent it can, the Company intends to retain the MIP Shares until the Company's capital requirements dictate that they be sold.

The Company's 12% Secured Debentures (the "Debentures"), which had a principal and interest balance at December 31, 1996 of an aggregate of $3,720,000, were paid in full during the first quarter of 1997, mostly from proceeds received from the MIP Transaction.

The Company has borrowed funds from MG Trade Finance Corp. ("MGTF"). As part of the MIP Transaction, the Company agreed to change the maturity date for payment of the unpaid balance due to MGTF (currently $2,108,000) to September 30, 1997 from March 31, 1998. In addition, the Company pledged 1,000,000 shares of its MIP common stock to further secure the Loan Agreement with MGTF. The Company expects to pay the balance due on the Loan Agreement by the revised due date by margining or selling some of its MIP shares, or with other conventional financing.

Because of non-payment of lease fees and other items of default under the terms of its lease agreement with the Company, Gold Line was evicted from the Refinery premises on March 20, 1997. The Company has filed suit against Gold Line to recover unpaid lease fees and other items totaling approximately $1.8 million. All past amounts due from Gold Line have been previously reserved, including a charge to the reserve for bad debts during the first quarter of 1997 for $443,000 representing the unpaid processing fees for that period. A trial has been scheduled for May 15, 1997 to hear the case. The Company believes that it will prevail in all, or substantially all, of its claims against Gold Line, although no assurance of this can be given. However, even if the Company does obtain a favorable judgment, no assurance can be given that the Company will be able to collect on any such judgment.

The Company believes that it has sufficient capital, or access thereto, to complete the expansion of the Refinery to enable the implementation of its asphalt operations and to make any preliminary oil and gas related expenditures. The asphalt and other operations at the Refinery are expected to provide the Company with the future capital necessary to fund its oil and gas operations, or place the Company in a position where it is able to access conventional financing for such projects.

During the next twelve months, the Company plans to expand up to $2 million for the Refinery expansion, which it expects to fund in part by internally-generated cash flow from refinery operations, and/or by the margin or sale of the MIP Shares and interest payments received from the Exchangeable Debenture. The Company is also having discussions with other financing entities who have expressed interest in financing further expansion of the Refinery and future operations at the Refinery.

The Company is currently having discussions with various companies who have expressed an interest in utilizing the Refinery's crude unit, previously leased to Gold Line, on terms which could provide the Company with similar or better operating income than that formerly provided by the lease with Gold Line. In addition, the Company plans to implement terminalling operations whereby it will charge a processing fee for providing its refinery facilities as a terminal to store and process its customers' asphalt for distribution to local markets.

The phase one construction of the Refinery expansion, necessary to implement the operations referred to above, should be completed this month. The Company hopes to have contracts in place to begin asphalt terminalling operations sometime in June or July 1997, although there is no assurance that it will obtain such contracts.

The Company recently signed an agreement with a German-based company, MED Shipping & Trading S.A. ("MED") for the purchase of a 70% working interest in a
4.7 million acre oil and gas concession (the "License") in the Usturt Basin of Western Kazakhstan. The License is in the process of being transferred to MED Shipping Usturt Petroleum Company Limited ("MSUP"), a joint venture limited liability company, which has been formed to manage the License operations. Although the Company is not aware of any potential problems with the transfer of the License, no assurance can be given as to whether or when the Kazakhstan government will approve the transfer of the License. The Company owns 70% of MSUP through its newly-formed and wholly-owned subsidiary American International Petroleum Kazakhstan ("AIPK"), which will handle all of the Company's operations in Kazakhstan.

Because of the confidential nature of the Agreement and the total consideration the Company is paying for the purchase, public release of such information is being deferred until the transfer of the License is completed.

The License area is located in western Kazakhstan approximately 125 miles southeast of Chevron's multi-billion barrel Tengiz Oil Field and the Caspian Sea. The area is bordered to the south by Elf Acquitain's license and to the west by both Oryx/Exxon and Amoco licenses. Preliminary evaluation by the Company's independent petroleum engineer indicates that potential recoverable reserves on six structures, located in the western half of the License, could be up to 458,000,000 barrels. Additional structures have been identified in the License area, but have not been evaluated. Regional seismic data on the eastern half of the License area indicates additional structures, the largest of which measures approximately 50 kilometers in length. This structure, whose reserves are not yet estimated, could provide the largest potential deposits in the License area. The Company plans to continue its evaluation of the area and expects to expand its evaluation program as additional data is released to the Company by the government.

The Usturt area provides various commercial options for oil or gas production, since there are several oil and gas pipelines which cross the area. The existing infrastructure permits rapid development and marketing of production and flexibility in securing acceptable markets for same. Production can be sold north to Russia, Finland and the Atyrau Refinery, and/or south through the Caspian Sea at Aktau for export abroad.

As previously reported, the Company paid $100,000 in cash and 300,000 shares of its common stock, issued pursuant to Regulation S, to MED in return for the option to acquire a 40% working interest in the License. Further negotiations resulted in an increase in the working interest to 70%. MED will receive a monthly consulting fee of $23,000 to be used to establish contracts for the development and marketing of production, administrative and other activities related to the enhancement of the License and for AIPK operations in Kazakhstan.

The Company will be responsible for operating the License operations and to fund all obligations therefor. Such obligations amount to $13.5 million during the next five years, of which $6.5 million must be expended during the next three years for seismic and drilling. The Company is currently having discussions with various major and other oil companies, who have expressed a preliminary interest in joining the Company to develop the areas included therein.

There is no assurance of success of any financing efforts the Company may pursue or the timing or success of its Refinery/VDU projects and/or its other potential projects. In the event that the Company is not able to fund its projects on its own in a timely manner, management believes it will be able to obtain partners for certain projects, however, such projects could be delayed or curtailed. As a result of the sale of two of its subsidiaries and the eviction of Gold Line, the Company has no current operating cash flows. Therefore, until the implementation of new operations at its Refinery or elsewhere, and absent any new financing it may obtain, the Company must rely on the potential margin or sale of the MIP Shares to sustain its business operations.

Results of Operations

For the Three Months Ended March 31, 1997 as compared to the Three Months Ended March 31, 1996

The following table highlights the Company's results of operations for the three months ended March 31, 1997 and 1996.

                                                For The Three Months
                                                      Ended March 31,
                                              1997 (1)               1996
                                         -------------------   -----------------
Exploration and Production Activity:

Colombian Properties:
---------------------------------------

Revenues - Oil Sales (OOO's)             $261                  $304
Lease Operating Expenses (OOO's)         $ 99                  $111
Production Volume - Bbls                 18,625                36,766
Average Price per Bbl                    $14.01                $8.27
Production Cost per Bbl                  $5.31                 $3.01
DD&A per Bbl                             $3.77                 $3.77

Peru Properties:                         (2)                   (2)
---------------------------------------

Refinery Operations:

Refinery Lease Fees (OOO's)              $443                  $569
Average Daily Throughput                 9,838                 12,635
Average Throughput                       $0.50                 $0.50
--------------------------------------------------------------------------------

(1)   Refinery activity through February 25, 1997
(2) Information for 1997 and 1996 is not available due to dispute with the Company's former partner.

Oil and Gas Operations:

The results of operations for Colombia and Peru for 1997 reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries, compared to three full months of operations reflected in 1996.

Refinery Operations:

The results of operations for the Refinery for 1997 reflect results for the period through March 20, 1997, the date that the Company evicted its lessee, compared to three full months of operations reflected in 1996.

Other Revenue

Other Revenue decreased approximately $16,000 or 43%, during the current quarter compared to the first quarter of 1996. The decrease is primarily due to a decrease in other revenue from the sale of the Colombia operations as previously discussed.

General and Administrative

General and Administrative ("G&A") expenses increased approximately $1,050,000 compared to the same period during 1996. A decrease of $186,000 in capitalized and reimbursable G&A expenses during the current period compared to the same period in 1996 was attributable to the Colombia operations. A decrease in these areas resulted in more G&A expenses being absorbed by the Company. This decrease was primarily due to a decrease in capital expenditures during the current period and an adjustment to reflect a decrease in reimbursable G&A expenses from Ecopetrol, the Colombia government oil company. Non-recurring legal fees of approximately $125,000 incurred during the current period were attributable to the sale of the Company's wholly owned subsidiaries at February 25, 1997, and to the Company's legal proceedings against Gold Line, as previously discussed above. A charge of $695,000 was incurred to partialy compensate key employees whose salaries have remained unchanged for the past five years.

Depreciation, Depletion and Amortization

Depreciation, Depletion and Amortization decreased approximately $73,832 during the current period compared to the same period last year due to the decrease in oil production from Colombia during the current quarter.

Interest Expense

Interest expense increased approximately $372,000, during the first quarter of 1997 compared to the first quarter of 1996. An increase of approximately $287,000 is due primarily to imputed interest calculated on the Company's outstanding convertible debt instruments. The calculation is a result of a new position adopted by the Securities and Exchange Commission, for debt instruments which are convertible into a company's stock at a discount to the market price. Additional interest expense of approximately $100,000 in the Colombia operation was incurred due to financing of outstanding payables.

Unrealized Loss on Marketable Securities

Marketable securities of MIP, (4,384,375 shares), held by the Company were valued at $2.00 per share when acquired. At March 31, 1997 the current market price was $1.60 per share, resulting in a net unrealized loss of $1,754,000.



                           PART II. OTHER INFORMATION

Item 5.     Other Information

            See Part I, Item 2, above.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            27.1 Financial Data Schedule.

      (b)   Reports on Form 8-K.

      1. A Form 8-K dated January 10,1 997 was filed in connection with the sales of securities pursuant to Regulation S.

      2. A Form 8-K dated January 28, 1997 was filed in connection with the sales of securities pursuant to Regulation S.

      3. A Form 8-K dated March 12, 1997 was filed in connection with the sale of the Registrant's wholly-owned subsidiaries, American

International Petroleum Corporation of Colombia and Pan American
International Petroleum Corporation.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 12, 1997


                                AMERICAN INTERNATIONAL
                                PETROLEUM CORPORATION


                                By /s/ Denis J. Fitzpatrick
                                   ------------------------
                                       Denis J. Fitzpatrick
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
-------                             -----------

27.1                          Financial Data Schedule.