Form 10-Q
period 1997-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-08-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

Commission File number No. 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                              13-3130236
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

            444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK 10022
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

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

Yes |X|     No |_|

The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of August 11, 1997 is 42,991,892 shares.

                         PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   June 30,      December 31,
                                                                     1997           1996
                                                                 ------------   ------------
                                     Assets
Current assets:
  Cash and cash equivalents                                      $     19,196   $     11,058
  Cash - restricted                                                        --        161,022
  Marketable securities                                             3,617,954             --
  Accounts and notes receivable, net                                1,660,651      1,073,140
  Inventory                                                                --        459,961
  Prepaid expenses                                                    321,163        838,104
                                                                 ------------   ------------
       Total current assets                                         5,618,964      2,543,285
                                                                 ------------   ------------
Property, plant and equipment:
  Unevaluated property                                                871,754      5,648,630
  Oil and gas properties                                                   --     32,506,656
  Refinery property and equipment                                  18,912,633     17,235,183
  Other                                                               212,970        499,971
                                                                 ------------   ------------
                                                                   19,997,357     55,890,440
Less - accumulated depreciation, depletion,
 amortization and impairments                                      (3,966,595)   (23,959,191)
                                                                 ------------   ------------
       Total property, plant and equipment                         16,030,762     31,931,249
                                                                 ------------   ------------
Other long-term assets, net                                         2,154,612         17,897
                                                                 ------------   ------------

       Total assets                                              $ 23,804,338   $ 34,492,431
                                                                 ============   ============
                      Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                  $         --   $    237,162
  Current portion of long-term debt                                 2,390,793      5,968,393
  Accounts payable                                                  1,422,703      3,636,765
  Accrued liabilities                                               2,077,782      2,524,194
                                                                 ------------   ------------
       Total current liabilities                                    5,891,278     12,366,514
Long-term debt                                                      2,961,109        798,199
                                                                 ------------   ------------
       Total liabilities                                            8,852,387     13,164,713
                                                                 ------------   ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                --             --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 39,559,188 shares issued and outstanding
    at June 30, 1997 and 34,458,921 shares at December 31, 1996     3,164,735      2,756,714
  Additional paid-in capital                                       79,978,622     78,677,265
  Stock purchase warrants                                           1,297,754      1,297,754
  Accumulated deficit                                             (69,489,160)   (61,404,015)
                                                                 ------------   ------------
       Total stockholders' equity                                  14,951,951     21,327,718
                                                                 ------------   ------------
Commitments and contingent liabilities (Note 10)                           --             --
                                                                 ------------   ------------

Total liabilities and stockholders' equity                       $ 23,804,338   $ 34,492,431
                                                                 ============   ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                       1997            1996
                                                   ------------    ------------

Revenues:
  Oil and gas production and
   pipeline fees                                   $         --    $    337,054
  Refinery lease fees                                        --         548,722
  Other                                                  53,092          80,557
                                                   ------------    ------------
       Total revenues                                    53,092         966,333
                                                   ------------    ------------
Expenses:
  Operating                                                  --         104,567
  General and administrative                            926,474         688,523
  Depreciation, depletion and
   amortization                                         131,623         322,908
  Interest                                              842,370         320,545
  Unrealized loss on marketable securities            1,639,977              --
  Provision for bad debts                                    --              --
  Loss on sale of subsidiaries                               --              --
                                                   ------------    ------------
       Total expenses                                 3,540,444       1,436,543
                                                   ------------    ------------

Net loss                                           $ (3,487,352)   $   (470,210)
                                                   ============    ============

Net loss per share of common stock                 $      (0.09)   $      (0.02)
                                                   ============    ============

Weighted-average number of shares
 of common stock outstanding                         39,034,729      26,767,464
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                       1997            1996
                                                   ------------    ------------

Revenues:
  Oil and gas production and
   pipeline fees                                   $    260,579    $    641,246
  Refinery lease fees                                   442,714       1,117,318
  Other                                                  88,342         131,375
                                                   ------------    ------------
       Total revenues                                   791,635       1,889,939
                                                   ------------    ------------
Expenses:
  Operating                                              98,765         216,665
  General and administrative                          2,575,012       1,287,028
  Depreciation, depletion and
   amortization                                         382,366         647,453
  Interest                                            1,415,411         521,180
  Unrealized loss on marketable securities            3,393,727              --
  Provision for bad debts                               447,832              --
  Loss on sale of subsidiaries                          563,667              --
                                                   ------------    ------------
       Total expenses                                 8,876,780       2,672,326
                                                   ------------    ------------

Net loss                                           $ (8,085,145)   $   (782,387)
                                                   ============    ============

Net loss per share of common stock                 $      (0.22)   $      (0.03)
                                                   ============    ============

Weighted-average number of shares
 of common stock outstanding                         37,558,266      25,961,481
                                                   ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                     1997          1996
                                                                 -----------   -----------
Cash flows from operating activities:
  Net loss                                                       $(8,085,145)  $  (782,387)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                        831,599       682,666
     Unrealized loss on marketable securities                      3,393,727            --
     Provision for bad debts                                         447,832            --
     Loss on sale of subsidiaries                                    563,667            --
     Changes in assets and liabilities:
        Accounts and notes receivable                               (219,640)      (27,537)
        Marketable securities                                             --            --
        Inventory                                                     56,974        52,525
        Prepaid and other                                             47,070        22,699
        Accounts payable and accrued liabilities                      98,681      (718,652)
                                                                 -----------   -----------
            Net cash provided by (used in) operating activities   (2,865,235)     (770,686)
                                                                 -----------   -----------
Cash flows from investing activities:
  Additions to oil and gas properties                               (451,181)     (779,664)
  Additions to refinery property and equipment                    (1,677,450)      (20,431)
  Other                                                             (212,547)     (169,661)
                                                                 -----------   -----------
             Net cash used in investing activities                (2,341,178)     (969,756)
                                                                 -----------   -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                  35,261       201,223
  Net increase (decrease) in notes payable                          (237,162)      (45,533)
  Proceeds from long-term debt                                     3,405,000     1,810,000
  Repayments of long-term debt                                    (1,915,234)   (1,035,178)
  Proceeds from sale of marketable securities                      1,757,069            --
  Proceeds from issuance of common stock and
    warrants, net                                                    439,770       762,803
  Proceeds from exercise of stock warrants
    and options                                                          560            --
  Proceeds from sale of subsidiaries                               1,729,287            --
                                                                 -----------   -----------
             Net cash provided by financing activities             5,214,551     1,693,315
                                                                 -----------   -----------
Net increase (decrease) in cash and
  cash equivalents                                                     8,138       (47,127)
Cash and cash equivalents at beginning of year                        11,058       162,218
                                                                 -----------   -----------

Cash and cash equivalents at end of year                         $    19,196   $   115,091
                                                                 ===========   ===========

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                    Common stock        Additional      Stock
                                                    ------------         paid-in       purchase   Accumulated
                                                 Shares      Amount      capital       warrants     deficit         Total
                                               ----------  ----------  ------------   ----------  ------------   ------------
Balance, December 31, 1996                     34,458,921  $2,756,714  $ 78,677,265   $1,297,754  $(61,404,015)    21,327,718

Conversions of Debentures                       2,590,488     207,239       667,761           --            --        875,000
Issuance of stock for interest in oil &
    gas properties                                300,000      24,000       126,000           --            --        150,000
Issuance of stock for services                    250,000      20,000       (17,500)          --            --          2,500
Issuance of stock for compensation                100,000       8,000        32,000           --            --         40,000
Issuance of stock in lieu of accounts payable     224,046      17,924        97,909           --            --        115,833
Exercise of warrants                                  140          11           549           --            --            560
Issuance of common stock                        1,635,593     130,847       308,923           --            --        439,770
Imputed interest on debentures
    convertible at a discount to market                --          --        85,715           --            --         85,715
Net loss for the period                                --          --            --           --    (8,085,145)    (8,085,145)
                                               ----------  ----------  ------------   ----------  ------------   ------------

Balance, June 30, 1997                         39,559,188  $3,164,735  $ 79,978,622   $1,297,754  $(69,489,160)  $ 14,951,951
                                               ==========  ==========  ============   ==========  ============   ============

         The accompanying notes are an integral part of this statement.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1997, the results of operations for the three month periods ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

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

2.    Marketable Securities

Marketable securities acquired by the Company at a basis of $2.00 per share had a market value of $1.60 and $1.10 per share at March 31, 1997 and June 30, 1997, respectively, resulting in an unrealized loss of $1,754,000 and $1,640,000, for the two periods, respectively.

3.    Other Long Term Assets

Notes totaling $4,400,000 acquired by the Company have been discounted and recorded as $3,600,000, less current portion of $1,500,000.

4.    Long-Term Debt

During the first six months of 1997, the Company received aggregate net proceeds of $3,405,000 from the sale of Convertible Redeemable Subordinated Debentures, issued in accordance with Regulation S as promulgated by the Securities and Exchange Commission, of which approximately $235,000 in principal remains outstanding as of August 12, 1997. In addition, on August 8, 1997, the Company issued an aggregate $6.4 million in 8% Convertible Subordinated Debentures pursuant to Regulation S. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

On February 25, 1997, the Company sold all of the issued and outstanding shares of Common Stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum, Inc. ("MIP") in exchange for cash, shares of MIP Common Stock (the "MIP Shares"), debt in the form of a $3 million exchangeable debenture (the "Exchangeable Debenture), and deferred compensation, improving its working capital position from a net working capital deficit of $9.8 million at December 31, 1996, to a positive working capital of $2.9 million at March 31, 1997.

However, the market value of the MIP Shares has declined since the closing of the MIP Transaction to a low of $1.10 on June 30, 1997. Since the Company must record the MIP Shares at lower of cost or market, the resultant cumulative unrealized loss of $3,394,000 recorded by the Company was the primary cause of the decline in the Company's working capital position to a negative $272,000 as of June 30, 1997. (Since June 30, 1997 MIP Common Stock has traded as high as $1.49 per share.)

In order to repay the MGTF Note (discussed below) in full, redeem certain outstanding convertible debentures prior to their conversion by the holders thereof into the Company's Common Stock, and to continue the expansion of the Company's refinery to enable the implementation of asphalt blending operations, on August 6, 1997, the Company issued an aggregate $6.4 million of two-year 8% Convertible Subordinated Debentures pursuant to Regulation S (the "Debentures") for net proceeds of $6,016,000. As a result, the Company's working capital improved to approximately $6 million as of August 11, 1997.

One half of the principal amount of the Debentures is convertible into shares of the Company's Common Stock on or after October 6, 1997, the remainder 30 days thereafter, all at a conversion price based on 85% of the average closing bid price of the Company's Common Stock for the five trading days prior to the date of conversion. The Company may redeem all or a portion of the Debentures at any time prior to conversion by paying 110% of the redemption amount to the holder on or before November 5, 1997, or 115% thereafter. Like the majority of its recent convertible debenture issuances, the Company intends, to the extent possible, to redeem the Debentures prior to their conversion into Common Stock. During the past four months, the Company has redeemed certain convertible debentures which would have otherwise been converted into approximately 7 million shares of the Company's Common Stock.

During the six months ended June 30, 1997, the Company utilized $8,085,000 for operations, which reflects approximately $5,237,000 in non-cash provisions, including depreciation, depletion an amortization of $832,000, loss on write-down of marketable securities acquired in the MIP Transaction of $3,394,000, provision for bad debts of $448,000, and loss on sale of subsidiaries of $564,000. Approximately $116,000 was used during the period to increase current assets other than cash, and $99,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations was provided, in part, by the sale and distribution of marketable securities of $1,757,000 and the issuance of Common Stock and net increase in long-term debt in an aggregate amount of $1,930,000, and from the sale of subsidiaries of $1,729,000.

The Company has borrowed funds from MG Trade Finance Corp. ("MGTF"). As part of the MIP Transaction, the Company agreed to change the maturity date for payment of the unpaid balance due to MGTF (currently $2,108,000) to September 30, 1997 from March 31, 1998. In addition, the Company pledged 1,000,000 shares of the MIP Shares to further secure the Loan Agreement with MGTF. The Company expects to pay the balance due on the Loan Agreement by the revised due date with some of the proceeds it received from the Debentures.

Because of non-payment of lease fees and other items of default under the terms of its lease agreement with the Company, Gold Line was evicted from the Refinery premises on March 20, 1997. The Company filed suit against Gold Line to recover unpaid lease fees and other items totaling approximately $1.8 million and received a judgment related thereto of approximately $1.5 million. All past amounts due from Gold Line have been previously reserved, including a charge to the reserve for bad debts during the first quarter of 1997 for $443,000 representing the unpaid processing fees for that period. On August 8, 1997, Gold Line filed for protection under Chapter 11 of the U.S. Bankruptcy Code; therefore no assurance can be given that the Company will be able to collect on this judgment.

The Company has sufficient capital, or access thereto, to complete the expansion of the Refinery to enable the implementation of its asphalt operations and to make any preliminary oil and gas related expenditures in Kazakstan (See discussion below). The asphalt and other operations at the Refinery are expected to provide the Company with the future capital necessary to fund its oil and gas operations, or place the Company in a position where it is able to access conventional financing for such projects.

During the next twelve months, the Company plans to spend up to $2 million for the Refinery expansion, which it expects to fund in part by proceeds from the Debentures, internally-generated cash flow from refinery operations, and/or with the principal ($1.5 million is callable by the Company in February 1998) and interest payments it receives from the Exchangeable Debenture. The Company is also having discussions with other financing entities who have expressed interest in financing further expansion and future operations at the Refinery.

The phase one construction of the Refinery expansion, necessary to implement operations, should be completed this month. By the fourth quarter of this year, the Company plans to commence asphalt processing.

The Company recently signed an agreement with a German-based company, MED Shipping & Trading S.A. ("MED") for the purchase of a 70% working interest in a
4.7 million acre oil and gas concession (the "License") in the Usturt Basin of Western Kazakstan. The License has been transferred by the Kazakstan government to MED Shipping Usturt Petroleum Company Limited ("MSUP"), a joint venture limited liability company, which has been formed to manage the License operations. The Company owns 70% of MSUP through its newly-formed and wholly-owned subsidiary American International Petroleum Kazakstan ("AIPK"), which will handle all of the Company's operations in Kazakstan.

The License area is located in western Kazakstan approximately 125 kilometers southeast of Chevron's multi-billion barrel Tengiz Oil Field and the Caspian Sea. The area is bordered to the south by Elf Acquitain's license and to the west by both Oryx/Exxon and Amoco licenses. Evaluation by the Company's independent petroleum engineers indicates that preliminary estimates of potential recoverable reserves on seven structures, located in the western half of the License near major pipeline systems, could be up to 1.1 billion barrels of oil equivalent. Additional structures have been identified in the License area, but have not been evaluated. Regional seismic data on the eastern half of the License area indicates additional structures, the largest of which, the "Chikuduk", measures approximately 50 kilometers in length. This structure, whose reserves are not yet estimated, could provide the largest potential deposits in the License area. The Company plans to continue its evaluation of the area and expects to expand its evaluation program as additional data is released to the Company by the government.

The License area provides various commercial options for oil or gas production, since there are several oil and gas pipelines which cross the area. The existing infrastructure permits rapid development and marketing of production and flexibility in securing acceptable markets for same. Production can be sold north to Russia, Finland and the Atyrau Refinery, and/or south through the Caspian Sea at Aktau for export abroad.

As previously reported, the Company paid $100,000 in cash and 300,000 shares of its Common Stock, issued pursuant to Regulation S, to MED in return for the option to acquire a 40% working interest in the License. Further negotiations resulted in an increase in the working interest to 70%. As consideration for its 70% interest in MSUP, the Company issued 1,250,000 shares of its Common Stock, pursuant to Regulation S, warrants to purchase 500,000 shares of its Common Stock at an exercise price of $2.00 per share. An additional 1,500,000 shares of its Common Stock will be issued if and when the Company's Common Stock trades for five consecutive days at a price of $5.00 per share. MED will receive a monthly consulting fee of $23,000 to be used to establish contacts for the development and marketing of production, administrative and other activities related to the enhancement of the License, and for AIPK operations in Kazakstan.

The Company will be responsible for operating the License operations and funding all obligations therefor. Such obligations could amount to $13.5 million during the next five years, approximately one-half of which must be expended during the next three years for seismic and drilling. The Company is currently having discussions with various oil companies who have expressed a preliminary interest in the License area.

The Company is having discussions with various financing entities regarding non-equity financing arrangements to provide funding for upcoming operations, the repayment of the Debenture, and other capital it may require. However, there is no assurance of success of any financing efforts the Company may pursue or the timing or success of its Refinery projects and/or its other potential projects. In the event that the Company is not able to fund its projects on its own in a timely manner, management believes it will be able to obtain partners for certain projects, however, such projects could be delayed or curtailed. As a result of the sale of two of its subsidiaries and the eviction of Gold Line, the Company has no current operating cash flows. Therefore, until the implementation of new operations at its Refinery, or elsewhere, and absent any new financing it may obtain, the Company will rely on its existing working capital and principal and interest payments from the Exchangeable Debenture to sustain its business operations.

Results of Operations

For the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996

The following table highlights the Company's results of operations for the six months ended June 30, 1997 and 1996.

                                                           For The Six Months
                                                             Ended June 30,

                                                           1997          1996
                                                           ----          ----
Exploration and Production Activity:

         Colombia Properties: (1)

         Revenues - Oil Sales (000's)                    $    261      $    641
         Lease Operating Expenses (000's)                $     99      $    212
         Production Volume - Bbls                          18,625        73,098
         Average Price per Bbl                           $  14.01      $   8.77
         Production Cost per Bbl                         $   5.31      $   2.90
         DD&A per Bbl                                    $   3.77      $   3.77

         Peru Properties:                                      (2)           (2)

Refinery Operations: (3)

         Refinery Lease Fees (000')                      $    443      $  1,047
         Average Daily Throughput                           9,838        11,574
         Average Throughput Fee                          $   0.50      $   0.50


--------------------------------------------------------------------------------
(1)   Reflects activity through February 25, 1997
(2) Information for 1997 and 1996 is not available due to a dispute with the Company's partner.
(3)   Reflects refinery activities through March 20, 1997.

Oil and Gas Operations:

The results of operations for Colombia and Peru for 1997 reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries, compared to six full months of operations reflected in 1996.

Refinery Operations:

The results of operations for the Refinery for 1997 reflect results for the period through March 20, 1997, the date the Company evicted it's tenant, compared to six full months of operations reflected in 1996.

Other Revenue:

Other revenues decreased approximately $42,000, or 33%, during the current period compared to the same period in 1996. The decrease is primarily due to a decrease in other revenues previously attributable to the Colombia operations prior to the sale as previously discussed.

General and Administrative:

General and Administrative ("G&A") expenses increased approximately $1,287,984 compared to the same period during 1996 primarily due to approximately $230,000 in non-recurring expenses related to the legal proceedings against Gold Line, a loss of approximately $234,000 on the sale and disposition of a portion of the MIP Shares, and a non-recurring $695,000 adjustment to partially compensate key employees whose salaries have remained unchanged for the past five years and additionally as an incentive to ensure that the Company maintains a competitive position in the industry regarding the continuity of the employment of its employees.

Depreciation, Depletion, and Amortization decreased approximately $265,000 during the current period compared to the same period last year due primarily to the decrease in oil production from Colombia during the current period as compared to the same period last year.

Interest expense increased approximately $894,000, during the first six months of 1997 compared to the same period last year of 1996 of which approximately $287,000 is due primarily to imputed interest calculated on the Company's issued convertible debt instruments. The calculation is a result of a new position adopted by the Securities and Exchange Commission, ("SEC"), for convertible debt instruments which are convertible into a company's stock at a discount to the market price. Additionally, approximately $109,000 of interest expense was incurred during the current period to redeem certain outstanding convertible debentures. Approximately $224,000 of amortized bond costs was charged during the current period as interest expense which is attributable to Company's outstanding and retired debentures during the current period.

Unrealized Loss on Marketable Securities

Marketable securities of MIP, 4,384,375 shares, held by the Company were valued at $2.00 per share when acquired. At March 31, 1997 the current market price was $1.60 per share, resulting in a net unrealized loss of $1,754,000. At June 30, 1997 the market price was $1.10 per share, resulting in a net unrealized loss of $1,640,000 on shares held at June 30, 1997. Total unrealized loss for the period ended June 30, 1997 was $3,393,727.

Loss on Sale of Assets

The Company recorded an aggregate $564,000 to reflect the current discounted fair value of the Exchangeable Debenture and the $1.4 million performance earn-out received in the MIP Transaction.

Results of Operations

For the Three Months Ended June 30, 1997 as compared to the Three Months Ended June 30, 1996

The following table highlights the Company's results of operations for the three months ended June 30, 1997 and 1996.

                                                            For The Three Months
                                                               Ended June 30,

                                                             1997        1996
                                                             ----        ----

Exploration and Production Activity:

         Colombia Properties:

         Revenues - Oil Sales (000's)                         (1)      $    337
         Lease Operating Expenses (000's)                     (1)      $    101
         Production Volume - Bbls                             (1)        36,332
         Average Price per Bbl                                (1)      $   9.28
         Production Cost per Bbl                              (1)      $   2.78
         DD&A per Bbl                                         (1)      $   3.77

         Peru Properties:                                     (1)            (2)

Refinery Operations:

         Refinery Lease Fees (000')                           (3)      $    479
         Average Daily Throughput                             (3)        10,641
         Average Throughput Fee                               (3)      $   0.50

--------------------------------------------------------------------------------
(1)   Colombia and Peru properties were sold as of February 25, 1997
(2) Information for 1996 is not available due to a dispute with the Company's partner.
(3)   The refinery's tenant was evicted as of March 20, 1997.

Oil and Gas Operations:

The date of the sale of the Colombia and Peru subsidiaries was February 25, 1997, therefore there were no operations for the three months ended June 30, 1997.

Refinery Operations:

The Company evicted it's lessee on March 20, 1997, therefore there were no operations for the three months ended June 30, 1997.

Other Revenue:

Other revenues decreased approximately $27,000, or 34%, during the current quarter compared to the same quarter of 1996. The decrease is primarily due to a decrease in other revenue as a result of the sale of the Colombia operations.

General and Administrative:

General and Administrative ("G&A") expenses increased approximately $238,000 compared to the same period during 1996 primarily due to the following reasons: non-recurring legal fees of approximately $31,000 incurred during the current period which were attributable to the Company's legal proceedings against Gold Line, as previously discussed above; during the current period the Company recognized a loss of approximately $234,000 on the sale and disposition of certain marketable securities it held; and property taxes and insurance cost increased approximately $85,000 during the current quarter compared to the same period in in 1996 due to the Company having to absorb additional costs as a result of the eviction of the refinery lessee, as previously discussed.

Depreciation, Depletion, and Amortization decreased approximately $191,000 during the current period compared to the same period last year due to the lack of any oil production from Colombia during the current quarter as a result of the sale of this subsidiary as previously discussed.

Interest expense increased approximately $492,000 during the second quarter of 1997 compared to the same period last year, of which approximately $16,000 is due primarily to imputed interest calculated on the Company's issued convertible debt instruments. Additionally, approximately $37,500 in interest expense was incurred during the current period to redeem certain convertible debentures. Approximately $138,000 of amortized bond costs was charged as interest expense during the current period compared to $38,000 charged in the same period last year, which is attributable to Company's outstanding and retired debentures during the current period.

Unrealized Loss on Marketable Securities

Marketable securities held by the Company at June 30, 1997, and carried at a lower of cost or market value of $1.60 since March 31, 1997, had a market price at June 30, 1997 of $1.10 per share, resulting in a net unrealized loss of $1,640,000 during the current quarter.

Loss on Sale of Assets

The Company recorded an aggregate of $564,000 to reflect the current discounted fair value of the Exchangeable Debenture and the $1.4 million performance earn-out received in the MIP Transaction.

PART II.  OTHER INFORMATION

Item 5.  Other Information

         See Part I, Item 2, above.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             4.1 Form of 8% Convertible Subordinated Debentures due August 1,
                 1999.

             4.2 Form of Subscription Agreement used in connection
                 with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

             4.3 Form of Warrant to purchase shares of the
                 Registrants' Common Stock issued in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

             4.4 Form of Registration Agreement used in connection
                 with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

             27.1 Financial Data Schedule.

         (b) Reports on Form 8-K.

             None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997

                                             AMERICAN INTERNATIONAL
                                             PETROLEUM CORPORATION


                                             By /s/ Denis J. Fitzpatrick
                                                ---------------------------
                                                Denis J. Fitzpatrick
                                                Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
------                        -----------

4.1               Form of 8% Convertible Subordinated Debentures due August 1,
                  1999.

4.2               Form of Subscription Agreement used in
                  connection with the offering of the
                  Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

4.3 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

4.4               Form of Registration Agreement used in
                  connection with the offering of the
                  Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

27.1              Financial Data Schedule.