Form 10-Q
period 1997-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-11-10
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1997

Commission File number               No. 0-14905


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

Yes |X|  No |_|

The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of November 5, 1997 is 48,286,137 shares.

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      September 30   December 31,
                                                                          1997           1996
                                                                      ------------   ------------
                                  Assets
Current assets:
  Cash and cash equivalents                                           $  3,209,388   $     11,058
  Cash - restricted                                                             --        161,022
  Marketable Securities                                                  2,565,246             --
  Accounts and notes receivable, net                                     1,594,667      1,073,140
  Inventory                                                                     --        459,961
  Prepaid expenses                                                         399,073        838,104
                                                                      ------------   ------------
       Total current assets                                              7,768,374      2,543,285
                                                                      ------------   ------------
Property, plant and equipment:
  Unevaluated oil and gas property                                       6,305,691      5,648,630
  Oil and gas properties                                                        --     32,506,656
  Refinery property and equipment                                       19,993,977     17,235,183
  Other                                                                    212,970        499,971
                                                                      ------------   ------------
                                                                        26,512,638     55,890,440
Less - accumulated depreciation, depletion,
 amortization and impairments                                           (4,150,005)   (23,959,191)
                                                                      ------------   ------------
       Total property, plant and equipment                              22,362,633     31,931,249
                                                                      ------------   ------------
Other long-term assets, net                                              2,657,101         17,897
                                                                      ------------   ------------

       Total assets                                                   $ 32,788,108   $ 34,492,431
                                                                      ============   ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                       $         --   $    237,162
  Current portion of long-term debt                                      2,399,993      5,968,393
  Accounts payable                                                       1,164,343      3,636,765
  Accrued liabilities                                                    2,122,384      2,524,194
                                                                      ------------   ------------
       Total current liabilities                                         5,686,720     12,366,514
Long-term debt                                                           6,208,333        798,199
                                                                      ------------   ------------
       Total liabilities                                                11,895,053     13,164,713
                                                                      ------------   ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                     --             --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 43,877,092 shares issued and outstanding
    at September 30, 1997 and 34,458,921 shares at December 31, 1996     3,510,167      2,756,714
  Additional paid-in capital                                            90,195,834     78,677,265
  Stock purchase warrants                                                1,297,754      1,297,754
  Accumulated deficit                                                  (74,110,700)   (61,404,015)
                                                                      ------------   ------------
       Total stockholders' equity                                       20,893,055     21,327,718
                                                                      ------------   ------------
Commitments and contingent liabilities                                          --             --
                                                                      ------------   ------------

Total liabilities and stockholders' equity                            $ 32,788,108   $ 34,492,431
                                                                      ============   ============

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                1997           1996
                                            ------------   ------------
                                                             Restated
Revenues:
  Oil and gas production and
   pipeline fees                            $         --   $    300,514
  Refinery lease fees                                 --        662,962
  Other                                          103,738         36,498
                                            ------------   ------------
       Total revenues                            103,738        999,974
                                            ------------   ------------
Expenses:
  Operating                                           --        176,220
  General and administrative                     553,073        923,270
  Depreciation, depletion and
   amortization                                  183,410        284,251
  Interest                                     3,583,757        439,420
  Unrealized loss on marketable securities       405,038             --
                                            ------------   ------------
       Total expenses                          4,725,278      1,823,161
                                            ------------   ------------

Net loss                                    $ (4,621,540)  $   (823,187)
                                            ============   ============

Net loss per share of common stock          $      (0.11)  $      (0.03)
                                            ============   ============

Weighted-average number of shares
 of common stock outstanding                  42,252,140     32,884,064
                                            ============   ============

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                1997           1996
                                            ------------   ------------
                                                             Restated
Revenues:
  Oil and gas production and
   pipeline fees                            $    260,579   $    941,760
  Refinery lease fees                            442,714      1,780,280
  Other                                          192,080        167,873
                                            ------------   ------------
       Total revenues                            895,373      2,889,913
                                            ------------   ------------
Expenses:
  Operating                                       98,765        392,885
  General and administrative                   3,128,085      2,210,298
  Depreciation, depletion and
   amortization                                  565,776        931,704
  Interest                                     4,999,168      1,934,958
  Unrealized loss on marketable securities     3,798,765             --
  Provision for bad debts                        447,832             --
  Loss on sale of subsidiaries                   563,667             --
                                            ------------   ------------
       Total expenses                         13,602,058      5,469,845
                                            ------------   ------------

Net loss                                    $(12,706,685)  $ (2,579,932)
                                            ============   ============

Net loss per share of common stock          $      (0.32)  $      (0.08)
                                            ============   ============

Weighted-average number of shares
 of common stock outstanding                  39,140,084     30,406,476
                                            ============   ============

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                     1997          1996
                                                                 ------------   -----------
Cash flows from operating activities:
  Net loss                                                       $(12,706,685)  $(2,579,932)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                       3,918,639     2,038,894
     Unrealized loss on marketable securities                       3,798,765            --
     Provision for bad debts                                          447,832            --
     Loss on sale of subsidiaries                                     563,667            --
     Non-cash provision for services                                  174,219       421,875
     Changes in assets and liabilities:
        Accounts and notes receivable                                (153,656)     (273,932)
        Inventory                                                      56,974       258,521
        Prepaid and other                                             (63,431)       48,430
        Accounts payable and accrued liabilities                     (157,577)      486,557
                                                                 ------------   -----------
            Net cash provided by (used in) operating activities    (4,121,253)      400,413
                                                                 ------------   -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (939,805)   (1,122,400)
  Additions to refinery property and equipment                     (2,758,794)   (1,056,909)
  Proceeds from sale of marketable securities                       2,404,739            --
  Proceeds from sale of subsidiaries                                1,729,287            --
                                                                                -----------
  Other                                                              (605,791)     (200,023)
                                                                 ------------   -----------
             Net cash used in investing activities                   (170,364)   (2,379,332)
                                                                 ------------   -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                   35,261        97,253
  Net increase (decrease) in notes payable                           (237,162)       34,593
  Proceeds from long-term debt                                     10,536,600     1,810,000
  Repayments of long-term debt                                     (3,675,657)     (714,675)
  Proceeds from issuance of common stock and
    warrants, net                                                     442,270       762,802
  Proceeds from exercise of stock warrants
    and options                                                       388,635            --
                                                                 ------------   -----------
             Net cash provided by financing activities              7,489,947     1,989,973
                                                                 ------------   -----------
Net increase (decrease) in cash and
  cash equivalents                                                  3,198,330        11,054
Cash and cash equivalents at beginning of year                         11,058       162,218
                                                                 ------------   -----------

Cash and cash equivalents at end of year                         $  3,209,388   $   173,272
                                                                 ============   ===========

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                             Additional     Stock
                                                          Common stock         paid-in     purchase   Accumulated
                                                       Shares      Amount      capital     warrants      deficit         Total
                                                     ----------  ----------  -----------  ----------  ------------   ------------

Balance, December 31, 1996                           34,458,921  $2,756,714  $78,677,265  $1,297,754  $(61,404,015)  $ 21,327,718

Conversions of Debentures                             4,674,311     373,943    2,379,279          --            --      2,753,222
Issuance of stock for interest in oil &
    gas properties                                    1,750,000     140,000    4,955,313          --            --      5,095,313
Issuance of stock for services                          250,000      20,000      116,719          --            --        136,719
Issuance of stock for compensation                      100,000       8,000       32,000          --            --         40,000
Issuance of stock in lieu of accounts payable           224,046      17,924       97,909          --            --        115,833
Issuance of stock purchase warrants with debentures          --          --    1,539,071          --            --      1,539,071
Exercise of warrants                                    784,221      62,739      325,896          --            --        388,635
Issuance of common stock                              1,635,593     130,847      308,923          --            --        439,770
Imputed interest on debentures
    convertible at a discount to market                      --          --    1,763,459          --            --      1,763,459
Net loss for the period                                      --          --           --          --   (12,706,685)   (12,706,685)
                                                     ----------  ----------  -----------  ----------  ------------   ------------

Balance, September 30, 1997                          43,877,092  $3,510,167  $90,195,834  $1,297,754  $(74,110,700)  $ 20,893,055
                                                     ==========  ==========  ===========  ==========  ============   ============

         The accompanying notes are an integral part of this statement.

                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1997, the results of operations for the three and nine month periods ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K.

The unaudited results of operations for the three and nine months ended September 30, 1996 have been restated to reflect accounting for the imputed interest of various convertible debentures issued during those periods, which were convertible at a discount to market, as reflected in Note 7 of the Company's Form 10-K for the fiscal year ended December 31,1996.

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

2.    Marketable Securities

Marketable securities held by the Company are available-for-sale securities carried at lower of cost or market value.

Marketable securities acquired by the Company at a basis of $2.00 per share had a market value of $1.60, $1.10, and $.95 per share at March 31, 1997, June 30, 1997, and September 30, 1997 respectively, resulting in an aggregate unrealized loss during 1997 of $3,799,000.

3.    Other Long Term Assets

Notes totaling $4,400,000 acquired by the Company have been discounted and recorded as $3,600,000, less current portion of $1,500,000.

4.    Long-Term Debt

The effective interest rate as stated for each of the debt instruments below does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects the presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument issued by the Company.

                                                      September 30, 1997
                                                      ------------------

8% - $291,600 Subordinated Debentures - due
   from September 24 to December 6, 1997,
   effective interest rate - 28.7%                      $    291,600

8% - $75,000 Convertible Debenture - due
   May 19, 1999, effective interest rate - 63.6%        $     75,000

8% - $6,400,000 Convertible Debenture - due
   August 6, 1999, effective interest rate - 25.7%      $  6,133,333

Note payable to MG Trade Finance Corporation            $  2,108,393
                                                        ------------

                                                        $  8,608,326

   Less Current portion                                 $  2,399,993
                                                        ------------

Long-Term Debt                                          $  6,208,333
                                                        ============

As of November 5, 1997 all of the above current and long-term debt had been retired.

In October 1997, the Company issued an aggregate $10 million in 14% Convertible Notes. (See Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)

5.    Contingencies

In May 1992, the Company's wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") was notified by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers, and buyers in tax-free transactions, to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the existing requirements and such sales were either tax-free or such excise taxes were paid by the end-users of such products.

AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office provide technical advice to its Appeal officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wants to negotiate a settlement. Recent meetings with the IRS indicate that a settlement should be in place by the end of this year, although there can be no assurance at this time that such a settlement will be reached, nor of the resultant amount of such settlement, if any.

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. In this instance, the Company has provided an aggregate allowance during 1996 and 1995 of $1,250,000 and $250,000, respectively.

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

On February 25, 1997, the Company sold all of the issued and outstanding shares of Common Stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum, Inc. ("MIP") in exchange for cash, approximately 4.4 million shares of MIP Common Stock, valued in the MIP Transaction at $2.00 per share (the "MIP Shares"), debt in the form of a $3 million exchangeable debenture (the "Exchangeable Debenture), and deferred compensation.

However, the market value of the MIP Shares has declined since the closing of the MIP Transaction to $.95 on September 30, 1997. The Company recorded the MIP Shares at lower of cost or market, which resulted in a cumulative unrealized loss during 1997 of $3,799,000.

In October 1997, the Company issued an aggregate $10 million of one-year 14% convertible notes (the "Notes") to two foreign entities pursuant to Regulation S, for net proceeds of approximately $9,579,000. The Company may prepay all, but not less than all of, the Notes six months after closing (the "Call Date") at the greater of (x) 100% of the principal amount of the Notes and (y) the number of shares into which the Notes are convertible on the Call Date plus accrued interest, minus one-third of the difference between (x) and (y). Although the Holders of the Notes may convert the outstanding principal of the Notes at any time after November 27, 1997 into the Company's Common Stock at $6.25 per share (approximately 112% of the average closing bid price for the five trading days preceding the closing), no conversions may take place before February 12, 1998 (120 days after close) unless the market price of the Company's Common Stock exceeds approximately $8.33 per share (145% of the Closing Price). After six months, the Notes may be converted at the lesser of (i) $6.25 per share, (ii) 85% of the Market price at conversion and (iii) the daily weighted-average sales price reported for the lowest five consecutive trading days during any 40-day period following the Call Date. The proceeds will be used for start-up capital for the refinery and for other Company projects and general corporate purposes.

Also in October 1997, in lieu of cash, the Company issued 11,754 restricted shares of its common stock, pursuant to Regulation S, to a foreign individual as full payment of an aggregate of $67,659 in principal and interest owed by the Company to this individual.

During the nine months ended September 30, 1997, the Company incurred a net loss of $12,707,000, which reflects approximately $8,903,000 in non-cash provisions, including depreciation, depletion and amortization of $3,919,000, unrealized loss on write-down of marketable securities acquired in the MIP Transaction of $3,799,000, provision for bad debts of $448,000, stock issuances for services and compensation of $174,000, and loss on sale of subsidiaries of $564,000. Approximately $160,000 was used during the period to increase current assets other than cash, and $158,000 was used to decrease accounts payable and accrued liabilities. Cash for operations was provided, in part, by the sale and distribution of marketable securities of $2,405,000, the issuance of Common Stock and a net increase in long-term debt in an aggregate amount of $7,689,000, and from the sale of subsidiaries of $1,729,000.

In the past, the Company has borrowed funds from MG Trade Finance Corp. ("MGTF"). As part of the MIP Transaction, the Company agreed to change the maturity date for payment of the unpaid balance due to MGTF (currently $2,108,000) to September 30, 1997 from March 31, 1998. The Company pledged 1,000,000 shares of the MIP Shares to further secure the Loan Agreement with MGTF. On October 1, 1997 the Company paid the remaining principal and interest due on the Loan Agreement with some of the proceeds it received from the sale of debentures during the third quarter of 1997. The MIP Shares, as well as all of the outstanding shares of its wholly-owned subsidiary, American International Refinery, Inc., also pledged to MGTF as collateral, have been returned to the Company by MGTF and the liens and mortgages related thereto are in the process of being released.

Because of non-payment of lease fees and other items of default under the terms of its lease agreement with the Company (the "Lease Agreement"), Gold Line was evicted from the Refinery premises on March 20, 1997. The Company filed suit against Gold Line to recover unpaid lease fees and other items totaling approximately $1.8 million and received a judgment related thereto of approximately $1.5 million. All past amounts due from Gold Line have been previously reserved, including a charge to the reserve for bad debts during the first quarter of 1997 for $443,000 representing the unpaid processing fees for that period. On August 8, 1997, Gold Line filed for protection under Chapter 11 of the U.S. Bankruptcy Code; therefore no assurance can be given that the Company will be able to collect on this judgment.

In April 1997, the Company signed an agreement with a German-based company, MED Shipping & Trading S.A. ("MED") for the purchase of a 70% working interest in a
4.7 million acre oil and gas concession (the "License") in the Usturt Basin of Western Kazakstan. The License has been transferred by the Kazakstan government to MED Shipping Usturt Petroleum Company Limited ("MSUP"), a joint venture limited liability company, which has been formed to manage the License operations. The Company owns 70% of MSUP through its newly-formed and wholly-owned subsidiary American International Petroleum Kazakstan ("AIPK"), which will handle all of the Company's operations in Kazakstan.

As previously reported, the Company paid $100,000 in cash and 300,000 shares of its Common Stock, issued pursuant to Regulation S, to MED in return for the option to acquire a 40% working interest in the License. Further negotiations resulted in an increase in the working interest to 70%. As consideration for its 70% interest in MSUP, the Company issued an additional 2,950,000 shares of its Common Stock and warrants to purchase an aggregate of 500,000 shares of its Common Stock, at an exercise price of $2.00 per share, pursuant to Regulation S. MED receives a monthly consulting fee of $23,000 to be used to establish contacts for the development and marketing of production, administrative and other activities related to the enhancement of the License, and for AIPK operations in Kazakstan.

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

Development of the License database has begun and the initial seismic lines are being reprocessed for orientation of the seismic program and selection of possible drilling sites. The Company has requested bids for survey crews to begin work to lay out the initial 1,250 kilometer seismic program, which is expected to begin by year end. Preliminary discussions have been held with potential drilling contractors and work on the first well is planned for the second quarter of 1998, depending on rig availability.

The Company will be responsible for managing the License operations and funding all obligations therefor. Such obligations could amount to $13.5 million during the next five years, approximately one-half of which must be expended during the next three years for seismic and drilling. The Company is currently having discussions with various oil companies who have expressed a preliminary interest in participating in the exploitation of the License area.

The Company has sufficient capital, or access thereto, to complete the expansion of the Refinery to enable the implementation of its asphalt operations and to make any preliminary oil and gas related expenditures in Kazakstan. The first phase of construction of the Refinery expansion, necessary to implement operations, has been completed and the Company plans to commence asphalt terminalling in November 1997. The final phase is expected to be completed by year-end 1997, at which point the Company can implement the manufacturing of its asphalt, vacuum gas oil, and other products. Although the Refinery will be capable of processing up to 30,000 barrels per day of feedstock, the Company currently expects to process an average of approximately 10,000 barrels per day during 1998, however it may process at higher rates if the market dictates. The asphalt and other operations at the Refinery are expected to provide the Company with the future capital necessary to fund its oil and gas operations, or place the Company in a position where it is able to access conventional financing for such projects.

The Company is also having discussions with various financing entities regarding non-equity financing arrangements to provide funding for upcoming operations, and other capital it may require. However, there is no assurance of success of any financing efforts the Company may pursue or the timing or success of its Refinery projects and/or its other potential projects. In the event that the Company is not able to fund its projects on its own in a timely manner, management believes it will be able to obtain partners for certain projects, however, such projects could be delayed or curtailed. At November 4, 1997, the Company had approximately $11 million of cash and marketable securities. However, as a result of the MIP Transaction and the cancellation of the Lease Agreement, the Company has no current operating cash flows. Therefore, until the implementation of new operations at its Refinery, or elsewhere, and absent any new financing it may obtain, the Company will rely on its existing working capital and principal and interest payments from the Exchangeable Debenture to sustain its business operations.

Results of Operations

For the Three Months Ended September 30, 1997 as compared to the Three Months Ended September 30, 1996

The following table highlights the Company's results of operations for the three months ended September 30, 1997 and 1996.


                                              For The Three Months
                                               Ended September 30,

                                                1997        1996
                                                ----        ----
Exploration and Production Activity:

      Colombia Properties:

      Revenues - Oil Sales (000's)              (1)         $301
      Lease Operating Expenses (000's)          (1)         $180
      Production Volume - Bbls                  (1)       25,971
      Average Price per Bbl                     (1)       $11.57
      Production Cost per Bbl                   (1)        $6.92
      DD&A per Bbl                              (1)        $3.77


      Peru Properties:                          (1)         (2)


Refinery Operations:

      Refinery Lease Fees  (000')               (3)         $663
      Average Daily Throughput                  (3)       14,112
      Average Throughput Fee                    (3)        $0.50

----------
(1)   Colombia and Peru properties were sold as of February 25, 1997
(2) Information for 1996 is not available due to a dispute with the Company's partner.
(3)   The refinery's tenant was evicted as of March 20, 1997.

Oil and Gas Operations:

The date of the sale of the Colombia and Peru subsidiaries was February 25, 1997, therefore there were no operations for the three months ended September 30, 1997 compared to three full months of operations reflected in 1996.

Refinery Operations:

The Company evicted it's lessee on March 20, 1997, therefore there were no operations for the three months ended September 30, 1997 compared to three full months of operations reflected in 1996.

Other Revenue:

Other revenues increased approximately $67,000 during the current quarter compared to the same quarter of 1996. The increase is primarily due to an increase in interest income on long term interest bearing notes receivable and an increase in cash during the current period compared to the same period in 1996.

General and Administrative:

General and Administrative ("G&A") expenses decreased approximately $370,000 compared to the same period during 1996 due to the following reasons: a net decrease of $248,000 as a result of a $174,000 charge during current quarter for non-cash charges related to the issuance of stock for services and compensation compared to a non-cash charge of $422,000 during the third quarter of 1996, related to an issuance of stock to a Company officer in exchange for certain Company obligations under the officer's employment contract; a gain of approximately $122,000 on the sale and disposition of certain marketable securities held by the Company; office rents, supplies, and telephone expenses decreased by an aggregate of $40,000 during the current period, primarily as a result of the MIP Transaction, as previously discussed above.

Depreciation, Depletion, and Amortization decreased approximately $101,000 during the current period compared to the same period last year due to the lack of any oil production from Colombia during the current quarter as a result of the sale of this subsidiary as previously discussed.

Interest expense increased by approximately $3,114,000 to $3,584,000 for the current quarter compared to the third quarter of 1996. Approximately $1,598,000 of this increase is due primarily to an imputed interest calculated on the Company's issued convertible debt instruments (see related discussions above). Approximately $197,000 in additional interest expense was incurred during the current period to redeem approximately $765,000 of the Company's outstanding convertible debentures that were otherwise convertible into the Company's stock. Approximately $1,610,000 of amortized bond and discount costs were charged as interest expense during the current period compared to $38,000 charged in the same period last year, which is attributable to Company's outstanding and retired debentures during the current quarter.

Unrealized Loss on Marketable Securities

Marketable securities held by the Company at September 30, 1997, and carried at a lower of cost or market value of $1.10 since June 30, 1997, had a market price at September 30, 1997 of $0.95 per share, resulting in a net unrealized loss of $405,000 during the current quarter.

Results of Operations

For the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996

The following table highlights the Company's results of operations for the nine months ended September 30, 1997 and 1996.

                                              For The Nine Months
                                              Ended September 30,

                                                1997        1996
                                                ----        ----
Exploration and Production Activity:

      Colombia Properties: (1)

      Revenues - Oil Sales (000's)              $261        $942
      Lease Operating Expenses (000's)          $ 99        $391
      Production Volume - Bbls                18,625      99,069
      Average Price per Bbl                   $14.01       $9.51
      Production Cost per Bbl                  $5.31       $3.95
      DD&A per Bbl                             $3.77       $3.77


      Peru Properties:                          (2)         (2)


Refinery Operations: (3)

      Refinery Lease Fees  (000')               $443      $1,780
      Average Daily Throughput                 9,838      12,531
      Average Throughput Fee                   $0.50       $0.50

----------
(1)   Reflects activity through February 25, 1997
(2) Information for 1997 and 1996 is not available due to a dispute with the Company's partner.
(3)   Reflects refinery activities through March 20, 1997.

Oil and Gas Operations:

The results of operations for Colombia and Peru for 1997 reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries to Mercantile International Petroleum Inc. ("MIP") (the "MIP Transaction"), compared to nine full months of operations reflected in 1996.

Refinery Operations:

The results of operations for the Company's Lake Charles, Louisiana refinery (the "Refinery") for 1997 reflect results for the period through March 20, 1997, the date the Company terminated its lease agreement with Gold Line Refining Ltd. ("Gold Line"), the lessee of the Refinery, compared to nine full months of operations reflected in 1996. The first phase of construction of the Refinery expansion, necessary to implement operations, has been completed and the Company plans to commence asphalt processing in November 1997. The second phase of construction is expected to be complete in December 1997 which should enable the Company to manufacture its own asphalt with the beginning of the asphalt season in April 1998.

Other Revenue:

Other revenues increased approximately $24,000, or 14%, during the current period compared to the same period in 1996. The increase is primarily due to increased interest income on other long term interest bearing notes receivable and an increase in cash balances during the current period compared to the same period last year.

General and Administrative:

General and Administrative ("G&A") expenses increased approximately $918,000 compared to the same period during 1996 primarily due to approximately $230,000 in non-recurring expenses related to the legal proceedings against Gold Line, a loss of approximately $112,000 on the sale and disposition of a portion of the MIP Shares, a non-cash charge of $134,000 related to the issuance of the Company's common stock for services, and a one-time $695,000 compensation adjustment. The Company realized a decrease in other G&A costs during the current period compared to the same period last year in the following areas: professional consulting fees decreased approximately $132,000, payroll expenses decreased $122,000, and office rents, supplies and telephone expenses have decreased approximately $61,000.

Depreciation, Depletion, and Amortization decreased approximately $366,000 during the current period compared to the same period last year due primarily to the decrease in oil production from Colombia during the current period.

Interest expense increased to approximately $4,999,000 during the first nine months of 1997 from approximately $1,935,000 in the same period last year, of which approximately $878,000 is due primarily to an increase in imputed interest calculated on the Company's convertible debt instruments. Approximately $235,000 in additional interest expense was incurred during the current period to redeem approximately $915,000 of the Company's outstanding convertible debentures that were otherwise convertible into the Company's stock. Approximately $2,585,000 of amortized bond costs and discounts were charged during the current period as interest expense, which is attributable to Company's outstanding and retired debentures during the current period.

Unrealized Loss on Marketable Securities

As partial proceeds from the MIP Transaction, the Company received approximately $4.4 million shares of MIP common stock valued at $2.00 per share. However, since the closing, the market value of MIP's shares have declined to $0.95/share at September 30, 1997, resulting in an aggregate net unrealized loss of $3,799,000 during this period.

Loss on Sale of Assets

The Company recorded an aggregate $564,000 to reflect the current discounted fair value of the Exchangeable Debenture and the $1.4 million performance earn-out received in the MIP Transaction.

PART II.  OTHER INFORMATION

Item 5.     Other Information

            See Part I, Item 2, above, with the respect to the sale of an aggregate $10 million of 14% convertible notes, the issuance of restricted shares of common stock as consideration for the acquisition of a 70% ownership interest in an oil and gas concession in Kazakstan, and the issuance of restricted shares of common stock in exchange for debt, all pursuant to Regulation S.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            4.1   Form of 14% Convertible Notes due October 15, 1999.

            4.2 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

            4.3 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

            4.4 Form of Registration Rights Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

            4.5 Form of Subscription Agreement used in connection with the repayment of debt to a foreign individual.

            4.6 Form of Subscription Agreement used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd.

            4.7 Form of Warrant to purchase shares of the Registrant's Common Stock issued in connection with the purchase referenced in
                  Exhibit 4.6.

            10.1 Agreement dated April 22, 1997 between the Registrant and MED Shipping and Trading S.A. used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd.

            10.2 Amendment dated May 9, 1997 to the Agreement attached hereto as Exhibit 10.1.

            27.1 Financial Data Schedule.

      (b)   Reports on Form 8-K.

            None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 1997

                             AMERICAN INTERNATIONAL
                              PETROLEUM CORPORATION

                              By /s/ Denis J. Fitzpatrick
                                 ------------------------------------------
                              Denis J. Fitzpatrick
                              Chief Financial Officer
                              (principal financial and accounting officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

4.1         Form of 14% Convertible Notes due October 15, 1998.

4.2 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

4.3 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

4.4 Form of Registration Rights Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.

4.5 Form of Subscription Agreement used in connection with the repayment of debt to a foreign individual.

4.6 Form of Subscription Agreement used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd.

4.7 Form of Warrant to purchase shares of the Registrant's Common Stock issued in connection with the purchase referenced in Exhibit 4.6.

10.1 Agreement dated April 22, 1997 between the Registrant and MED Shipping and Trading S.A. used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd.

10.2        Amendment dated May 9, 1997 to the Agreement attached hereto as
            Exhibit 10.1.

27.1        Financial Data Schedule.