Form 10-Q/A
period 1997-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-11-24
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                   FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 1997
                                ---------------------------------------------


Commission File number   No. 0-14905
                          ---------------------------------------------------



                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


     Nevada                                                   13-3130236
--------------------------------------------------------     ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


  444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK             10022
-----------------------------------------------------------------------------
      (Address of principal executive offices)                  (Zip Code)


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


Yes      X                        No
         ------------------               ------------------------


The number of shares outstanding of the registrant's common stock, $.08 par value, as of May 12, 1997 is 37,359,872 shares.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   March 31,         December 31,
                                                                    1997                1996
                                                               ---------------   -----------------

                                  Assets

Current assets:
  Cash and cash equivalents                                        $     10,107    $     11,058
  Cash - restricted                                                      25,847         161,022
  Marketable Securities                                               7,015,000            --
  Accounts and notes receivable, net                                  1,566,819       1,073,140
  Inventory                                                                --           459,961
  Prepaid expenses                                                      312,078         838,104
                                                                   ------------    ------------
       Total current assets                                           8,929,851       2,543,285
                                                                   ------------    ------------
Property, plant and equipment:
  Unevaluated property                                                  751,922       5,648,630
  Oil and gas properties                                                   --        32,506,656
  Refinery property and equipment                                    17,796,451      17,235,183
  Other                                                                 207,308         499,971
                                                                   ------------    ------------
                                                                     18,755,681      55,890,440
Less - accumulated depreciation, depletion,
 amortization and impairments                                        (3,834,972)    (23,959,191)
                                                                   ------------    ------------
       Total property, plant and equipment                           14,920,709      31,931,249
                                                                   ------------    ------------
Other long-term assets, net                                           2,201,027          17,897
                                                                   ------------    ------------

       Total assets                                                $ 26,051,587    $ 34,492,431
                                                                   ============    ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                    $       --      $    237,162
  Current portion of long-term debt                                   2,390,793       5,968,393
  Accounts payable                                                    1,216,807       3,636,765
  Accrued liabilities                                                 2,442,995       2,524,194
                                                                   ------------    ------------
       Total current liabilities                                      6,050,595      12,366,514
Long-term debt                                                        2,520,022         798,199
                                                                   ------------    ------------
       Total liabilities                                              8,570,617      13,164,713
                                                                   ------------    ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                --              --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 36,626,538 shares issued and outstanding
    at March 31, 1997 and 34,458,921 shares at December 31, 1996      2,930,123       2,756,714
  Additional paid-in capital                                         79,254,901      78,677,265
  Stock purchase warrants                                             1,297,754       1,297,754
  Accumulated deficit                                               (66,001,808)    (61,404,015)
                                                                   ------------    ------------
       Total stockholders' equity                                    17,480,970      21,327,718
                                                                   ------------    ------------
Commitments and contingent liabilities (Note 10)                           --              --
                                                                   ------------    ------------

Total liabilities and stockholders' equity                         $ 26,051,587    $ 34,492,431
                                                                   ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)




                                               1997               1996
                                         -----------------      ------------
                                                                (RESTATED)

Revenues:
  Oil and gas production and
   pipeline fees                             $    260,579    $    304,192
  Refinery lease fees                             442,714         568,596
  Other                                            35,250          50,818
                                             ------------    ------------
       Total revenues                             738,543         923,606
                                             ------------    ------------
Expenses:
  Operating                                        98,765         112,098
  General and administrative                    1,648,538         598,505
  Depreciation, depletion and
   amortization                                   250,743         324,545
  Interest                                        573,041         421,931
  Unrealized loss on marketable securities      1,753,750            --
  Provision for bad debts                         447,832            --
  Loss on sale of subsidiaries                    563,667            --
                                             ------------    ------------
       Total expenses                           5,336,336       1,457,079
                                             ------------    ------------

Net loss                                     $ (4,597,793)   $   (533,473)
                                             ============    ============

Net loss per share of common stock           $      (0.13)   $      (0.02)
                                             ============    ============

Weighted-average number of shares
 of common stock outstanding                   36,281,693      25,961,481
                                             ============    ============





        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                                     1997                 1996
                                                                ----------------    -----------------

Cash flows from operating activities:
  Net loss                                                        $(4,597,793)   $  (533,473)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                         586,247        563,447
     Unrealized loss on marketable securities                       1,753,750           --
     Provision for bad debts                                          447,832           --
     Loss on sale of subsidiaries                                     563,667           --
     Changes in assets and liabilities:
        Accounts and notes receivable                                (125,808)       246,956
        Inventory                                                      56,974         15,450
        Prepaid and other                                              56,155          6,157
        Accounts payable and accrued liabilities                       99,665       (708,323)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities    (1,159,311)      (409,786)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (331,349)      (649,254)
  Additions to refinery property and equipment                       (561,268)          --
  Other                                                              (101,098)      (263,647)
                                                                  -----------    -----------
             Net cash used in investing activities                   (993,715)      (912,901)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                    9,414        226,223
  Net increase (decrease) in notes payable                           (237,162)       (23,511)
  Proceeds from long-term debt                                      1,746,820      1,350,000
  Repayments of long-term debt                                     (1,536,614)      (740,607)
  Proceeds from issuance of common stock and
    warrants, net                                                     439,770        779,089
  Proceeds from exercise of stock warrants
    and options                                                           560           --
  Proceeds from sale of subsidiaries                                1,729,287           --
                                                                  -----------    -----------
             Net cash provided by financing activities              2,152,075      1,591,194
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                       (951)       268,507
Cash and cash equivalents at beginning of year                         11,058        162,218
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $    10,107    $   430,725
                                                                  ===========    ===========











        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                       Additional        Stock
                                           Common stock                  paid-in        purchase          Accumulated
                                         Shares          Amount           capital        warrants            deficit        Total
                                      -----------   -------------    --------------   -------------    -----------------   -------



Balance, December 31, 1996                  34,458,921   $  2,756,714   $ 78,677,265   $  1,297,754   $(61,404,015)   $ 21,327,718

Conversions of Debentures-REGULATION S         231,884         18,551         56,449           --             --            75,000
Issuance of stock for interest in oil &
    gas properties-REGULATION S                300,000         24,000        126,000           --             --           150,000
Exercise of warrants                               140             11            549           --             --               560
Issuance of common stock-REGULATION S        1,635,593        130,847        308,923           --             --           439,770
Imputed interest on debentures
    convertible at a discount to market           --             --           85,715           --             --            85,715
Net loss for the period                           --             --             --             --       (4,597,793)     (4,597,793)
                                          ------------   ------------   ------------   ------------   ------------    ------------

Balance, March  31, 1997                    36,626,538   $  2,930,123   $ 79,254,901   $  1,297,754   $(66,001,808)   $ 17,480,970
                                          ============   ============   ============   ============   ============    ============












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

2.   MARKETABLE SECURITIES


Marketable Securities held by the Company are "available-for-sale securities" and were valued by the Company in the MIP Transaction (See discussion below)at a basis of $2.00 per share. They had a market value of $1.60 per share at March 31, 1997, resulting in an unrealized loss of $1,754,000 for the period. These securities were acquired with the intent to trade for short-term profit (trading securities), accordingly, unrealized gains or losses are charged to earnings as incurred.


3.   OTHER LONG TERM ASSETS

Notes totaling $4,400,000 acquired by the Company have been discounted and recorded as $3,600,000, less current portion of $1,500,000.

4.   LONG-TERM DEBT


The effective interest rate as stated for each of the debt instruments below does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. the effective interest rate reflects presumed incremental yield the holder of the debt instrument my derive from the discounted conversion rate of such instrument issued by the Company. the convertible debentures are convertible into the Company's stock based on calculations ranging from the average closing bid price of the Company's common stock for the five (5) business days immediately preceding the conversion dates, to discounts of 35%. the presumed incremental yield (imputed interest expense) for the three months ended march 31, 1997 amounted to approximately $205,000.


                                                                                 MARCH 31,
                                                                                    1997
                                                                             -------------------

10% - $391,629 CONVERTIBLE DEBENTURES - DUE APRIL 1, 1998,
     EFFECTIVE INTEREST RATE - 34.7%                                            $352,355

12.5% - 426,000 CONVERTIBLE DEBENTURES - DUE JANUARY 2, 1998,
     EFFECTIVE INTEREST RATE - 49.2% TO 51.7%                                   $426,000

SENIOR CONVERTIBLE SUBORDINATED DEBENTURES - DUE FEBRUARY 1, 1997,
     INTEREST RANGES FROM 8.5%-10.5% PER ANNUM, PAYABLE QUARTERLY,
     CONVERTIBLE INTO COMMON SHARES AT $50.00 PER SHARE.                        $250,000

9% - $200,000 CONVERTIBLE DEBENTURE - DUE JANUARY 9, 2000,
     EFFECTIVE INTEREST RATE - 51.86%                                           $200,000

7% - $2,000,000 CONVERTIBLE DEBENTURE - DUE FEBRUARY 1, 1999,
     EFFECTIVE INTEREST RATE - 29.74%                                         $1,541,667
                                                                              ----------
10% - $32,400 SUBORDINATED DEBENTURE - DUE SEPTEMBER 24, 1997,
     EFFECTIVE INTEREST RATE - 17.4%                                          $   32,400
                                                                           ------ -------
NOTE PAYABLE TO MG TRADE FINANCE CORPORATION                                  $2,108,393
-
                                                                           ---------------
                                                                              $4,910,815

   'LESS - CURRENT PORTION                                                    $2,390,793

                                                                           ---------------
LONG-TERM DEBT                                                                $2,520,022
                                                                           ===============


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

(b)      Assumption of AIPCC and PAIPC debt in an aggregate amount of $534,000.

(c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 on the date the parties agreed in principle to the sale.

(d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof.

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


The License area is located in western Kazakhstan approximately 125 miles southeast of Chevron's multi-billion barrel Tengiz Oil Field and the Caspian Sea. The area is bordered to the south by Elf Acquitain's license and to the west by both Oryx/Exxon and Amoco licenses. Preliminary evaluation by the Company's independent petroleum engineer indicates the presence of potential recoverable reserves on six structures, located in the western half of the License. Additional structures have been identified in the License area, but have not been evaluated. Regional seismic data on the eastern half of the License area indicates additional structures, the largest of which measures approximately 50 kilometers in length. This structure, whose reserves are not yet estimated, could provide the largest potential deposits in the License area. The Company plans to continue its evaluation of the area and expects to expand its evaluation program as additional data is released to the Company by the government.


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

The Company will be responsible for operating the License operations and to fund all obligations therefor. The License requires aggregate minimum capital expenditures of $14.75 million during the initial five year exploration period, of which $6.3 million must be expended during the first three years for seismic and drilling. The Company is currently having discussions with various major and other oil companies, who have expressed a preliminary interest in joining the Company to develop the areas included therein.


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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1997 as compared to the Three Months Ended March 31, 1996

The following table highlights the Company's results of operations for the three months ended March 31, 1997 and 1996.

                                                       For The Three Months
                                                          Ended March 31,
                                                       1997          1996
                                                      -------      ----------
Exploration and Production Activity:

Colombian Properties:(1)
----------------------------

Revenues - Oil Sales (OOO's)                          $    261         $    304
Lease Operating Expenses (OOO's)                      $     99         $    111
Production Volume - Bbls                                18,625           36,766
Average Price per Bbl                                 $  14.01         $   8.27
Production Cost per Bbl                               $   5.31         $   3.01
DD&A per Bbl                                          $   3.77         $   3.77

Peru Properties:                                            (2)              (2)
----------------------------

Refinery Operations:(3)

Refinery Lease Fees (OOO's)                           $    443         $    569
Average Daily Throughput                                 9,838           12,635
Average Throughput                                    $   0.50         $   0.50


-------------------------------------------------------- -- --------------------
(1)      Reflects oil and gas activity through February 25, 1997.
(2) Information for 1997 and 1996 is not available due to dispute with the Company's former partner.
(3)      Reflects refinery activities through March 20, 1997.

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

Interest Expense


Interest expense increased approximately $151,000, during the first quarter of 1997 compared to the first quarter of 1996. An increase of approximately $66,000 is due primarily to imputed interest calculated on the Company's outstanding convertible debt instruments. Additional interest expense of approximately $100,000 in the Colombia operation was incurred to finance outstanding payables.


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

PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  See Part I, Item 2, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         *(a)     Exhibits

                  27.1 Financial Data Schedule.

* Submitted with the original Form 10Q filed on May 15, 1997.
-------------------------------------------------------------

         (b)      Reports on Form 8-K.

         1. A Form 8-K dated January 10, 1997 was filed in connection with the sales of securities pursuant to Regulation S.

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

Dated: November 19, 1997


                                            AMERICAN INTERNATIONAL
                                            PETROLEUM CORPORATION


                                            By/s/ Denis J. Fitzpatrick
                                                  Denis J. Fitzpatrick
                                                  Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION

27.1                                        Financial Data Schedule.