Form 10-Q/A
period 1997-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-11-24
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                   FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1997
                                --------------------------------------

Commission File number  No. 0-14905
                        ----------------------------------------------


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
-----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Nevada                                                 13-3130236
---------------------------------------                  ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


   444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK             10022
------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)


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
                           CONSOLIDATED BALANCE SHEETS

                                                                  (Unaudited)

                                                               June 30,          December 31,
                                                                 1997                1996
                                                            ----------------   -----------------

                                  Assets
Current assets:
  Cash and cash equivalents                                    $     19,196    $     11,058
  Cash - restricted                                                    --           161,022
  Marketable securities                                           3,617,954            --
  Accounts and notes receivable, net                              1,660,651       1,073,140
  Inventory                                                            --           459,961
  Prepaid expenses                                                  321,163         838,104
                                                               ------------    ------------
       Total current assets                                       5,618,964       2,543,285
                                                               ------------    ------------
Property, plant and equipment:
  Unevaluated property                                              871,754       5,648,630
  Oil and gas properties                                               --        32,506,656
  Refinery property and equipment                                18,912,633      17,235,183
  Other                                                             212,970         499,971
                                                               ------------    ------------
                                                                 19,997,357      55,890,440
Less - accumulated depreciation, depletion,
 amortization and impairments                                    (3,966,595)    (23,959,191)
                                                               ------------    ------------
       Total property, plant and equipment                       16,030,762      31,931,249
                                                               ------------    ------------
Other long-term assets, net                                       2,154,612          17,897
                                                               ------------    ------------

       Total assets                                            $ 23,804,338    $ 34,492,431
                                                               ============    ============

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                $       --      $    237,162
  Current portion of long-term debt                               2,390,793       5,968,393
  Accounts payable                                                1,422,703       3,636,765
  Accrued liabilities                                             2,077,782       2,524,194
                                                               ------------    ------------
       Total current liabilities                                  5,891,278      12,366,514
Long-term debt                                                    2,961,109         798,199
                                                               ------------    ------------
       Total liabilities                                          8,852,387      13,164,713
                                                               ------------    ------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                            --              --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 39,559,188 shares issued and outstanding
    at June 30, 1997 and 34,458,921 shares at December 31,
    1996                                                          3,164,735       2,756,714
 Additional paid-in capital                                      80,112,841      78,677,265
  Stock purchase warrants                                         1,297,754       1,297,754
  Accumulated deficit                                           (69,623,379)    (61,404,015)
                                                               ------------    ------------
       Total stockholders' equity                                14,951,951      21,327,718
                                                               ------------    ------------
Commitments and contingent liabilities (Note 10)                       --              --
                                                               ------------    ------------

Total liabilities and stockholders' equity                     $ 23,804,338    $ 34,492,431
                                                               ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)




                                            1997                   1996
                                         ------------      -----------------
                                                              (RESTATED)

Revenues:
  Oil and gas production and
   pipeline fees                             $       --      $    337,054
  Refinery lease fees                                --           548,722
  Other                                            53,092          80,557
                                             ------------    ------------
       Total revenues                              53,092         966,333
                                             ------------    ------------
Expenses:
  Operating                                          --           104,567
  General and administrative                    1,060,693         688,523
  Depreciation, depletion and
   amortization                                   131,623         322,908
  Interest                                        842,370       1,073,607
  Unrealized loss on marketable securities      1,639,977            --
  Provision for bad debts                            --              --
  Loss on sale of subsidiaries                       --              --
                                             ------------    ------------
       Total expenses                           3,674,663       2,189,605
                                             ------------    ------------

Net loss                                     $ (3,621,571)   $ (1,223,272)
                                             ============    ============

Net loss per share of common stock           $      (0.09)   $      (0.05)
                                             ============    ============

Weighted-average number of shares
 of common stock outstanding                   39,034,729      26,767,464
                                             ============    ============





        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)




                                               1997              1996
                                          ------------     -----------------
                                                               (RESTATED)

Revenues:
  Oil and gas production and
   pipeline fees                             $    260,579    $    641,246
  Refinery lease fees                             442,714       1,117,318
  Other                                            88,342         131,375
                                             ------------    ------------
       Total revenues                             791,635       1,889,939
                                             ------------    ------------
Expenses:
  Operating                                        98,765         216,665
  General and administrative                    2,709,231       1,287,028
  Depreciation, depletion and
   amortization                                   382,366         647,453
  Interest                                      1,415,411       1,495,538
  Unrealized loss on marketable securities      3,393,727            --
  Provision for bad debts                         447,832            --
  Loss on sale of subsidiaries                    563,667            --
                                             ------------    ------------
       Total expenses                           9,010,999       3,646,684
                                             ------------    ------------

Net loss                                     $ (8,219,364)   $ (1,756,745)
                                             ============    ============

Net loss per share of common stock           $      (0.22)   $      (0.07)
                                             ============    ============

Weighted-average number of shares
 of common stock outstanding                   37,558,266      25,961,481
                                             ============    ============








        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                     1997                 1996
                                                                ----------------    -----------------

Cash flows from operating activities:
  Net loss                                                        $(8,219,364)   $(1,756,745)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                         831,599      1,657,024
     Unrealized loss on marketable securities                       3,393,727           --
     Provision for bad debts                                          447,832           --
     Loss on sale of subsidiaries                                     563,667           --
     ISSUANCE OF STOCK FOR SERVICES                                   134,219
     Changes in assets and liabilities:
        Accounts and notes receivable                                (219,640)       (27,537)
        Marketable securities                                            --             --
        Inventory                                                      56,974         52,525
        Prepaid and other                                              47,070         22,699
        Accounts payable and accrued liabilities                       98,681       (718,652)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities    (2,865,235)      (770,686)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (451,181)      (779,664)
  Additions to refinery property and equipment                     (1,677,450)       (20,431)
  Other                                                              (212,547)      (169,661)
                                                                  -----------    -----------
             Net cash used in investing activities                 (2,341,178)      (969,756)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                   35,261        201,223
  Net increase (decrease) in notes payable                           (237,162)       (45,533)
  Proceeds from long-term debt                                      3,405,000      1,810,000
  Repayments of long-term debt                                     (1,915,234)    (1,035,178)
  Proceeds from sale of marketable securities                       1,757,069           --
  Proceeds from issuance of common stock and
    warrants, net                                                     439,770        762,803
  Proceeds from exercise of stock warrants
    and options                                                           560           --
  Proceeds from sale of subsidiaries                                1,729,287           --
                                                                  -----------    -----------
             Net cash provided by financing activities              5,214,551      1,693,315
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                      8,138        (47,127)
Cash and cash equivalents at beginning of year                         11,058        162,218
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $    19,196    $   115,091
                                                                  ===========    ===========








        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                               Additional         Stock
                                                     Common stock               paid-in         purchase     Accumulated
                                                 Shares          Amount         capital         warrants       deficit        Total
                                              ------------   -------------    --------------  ------------  --------------- --------


Balance, December 31, 1996                      34,458,921   $  2,756,714  $ 78,677,265   $  1,297,754 $(61,404,015)    21,327,718

Conversions of Debentures-REGULATION S           2,590,488        207,239       667,761           --           --          875,000
Issuance of stock for interest in oil &
    gas properties-REGULATION S                    300,000         24,000       126,000           --           --          150,000
Issuance of stock for services                     250,000         20,000       114,219           --           --          134,219
Issuance of stock for compensation                 100,000          8,000        32,000           --           --           40,000
Issuance of stock in lieu of accounts payable      224,046         17,924        97,909           --           --          115,833
Exercise of warrants                                   140             11           549           --           --              560
Issuance of common stock-REGULATION S            1,635,593        130,847       311,423           --           --          442,270
Imputed interest on debentures
    convertible at a discount to market               --             --          85,715           --           --           85,715
Net loss for the period                               --             --            --             --     (8,219,364)    (8,219,364)
                                               -----------   ------------  ------------   ------------ ------------   ------------

Balance, June 30, 1997                          39,559,188   $  3,164,735  $ 80,112,841   $  1,297,754 $(69,623,379)  $ 14,951,951
                                               ===========   ============  ============   ============ ============   ============


                                     6

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

2.       MARKETABLE SECURITIES

Marketable Securities held by the Company are "available-for-sale-securities" and were valued by the Company in the MIP Transaction (see discussion below) at a basis of $2.00 pershare. They had a market value of $1.60 and $1.10 per share at March 31, 1997 and June 30, 1997, respectively, resulting in an unrealized loss of $1,754,000 and $1,640,000, for the two periods, respectively. Because these securities were acquired with the intent to trade for short-term profit (trading securities), unrealized gains or losses are charged to earnings as incurred.

3.       OTHER LONG TERM ASSETS

Notes totaling $4,400,000 acquired by the Company have been discounted and recorded as $3,600,000, less current portion of $1,500,000.

4.       LONG-TERM DEBT

The effective interest rate as stated for each of the debt instruments below does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument my derive from the discounted conversion rate of such instrument issued by the Company. The convertible debentures are convertible into the Company's stock based on calculations ranging from the average closing bid price of the Company's Common Stock for the five (5) business days immediately preceding the conversion dates, to discounts of 35%. The presumed incremental yield (imputed interest) for the six months ended June 30, 1997 amounted to approximately $221,000.





                                                                                        JUNE 30,
                                                                                   -----------------

10% - $391,629 CONVERTIBLE DEBENTURES - DUE APRIL 1, 1998,
     EFFECTIVE INTEREST RATE - 34.7%                                                       $210,468
12.5% - 426,000 CONVERTIBLE DEBENTURES - DUE JANUARY 2, 1998,
     EFFECTIVE INTEREST RATE - 49.2% TO 51.7%                                              $126,000
8% - $1,645,000 REDEEMABLE CONVERTIBLE DEBENTURES - DUE APRIL 1, 1999
     TO JUNE 6, 1999, EFFECTIVE INTEREST RATE 14.4% TO 63.6%                             $1,485,910
7% - $2,000,000 CONVERTIBLE DEBENTURE - DUE FEBRUARY 1, 1999,
     EFFECTIVE INTEREST RATE - 29.74%                                                      $962,498
10% - $291,600 SUBORDINATED DEBENTURE - DUE SEPTEMBER 24, 1997,
     EFFECTIVE INTEREST RATE - 17.4%                                                       $258,633
SENIOR CONVERTIBLE SUBORDINATED DEBENTURES - DUE FEBRUARY 1, 1997, INTEREST
     RANGES FROM 8.5%-10.5% PER ANNUM, PAYABLE QUARTERLY,
     CONVERTIBLE INTO COMMON SHARES AT $50.00 PER SHARE.                                   $200,000
NOTE PAYABLE TO MG TRADE FINANCE CORPORATION                                             $2,108,393
                                                                                   -----------------
                                                                                         $5,351,902

   LESS - CURRENT PORTION                                                                $2,390,793
                                                                                   -----------------
 LONG-TERM DEBT                                                                          $2,961,109
                                                                                   =================




During the first six months of 1997, the Company received aggregate net proceeds of $3,405,000 from the sale of Convertible Redeemable Subordinated Debentures, , of which approximately $235,000 in principal remains outstanding as of August 12, 1997. In addition, on August 8, 1997, the Company issued an aggregate $6.4 million in 8% Convertible Subordinated Debentures pursuant to Regulation S. (See
Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.)


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


The License area is located in western Kazakstan approximately 125 kilometers southeast of Chevron's multi-billion barrel Tengiz Oil Field and the Caspian Sea. The area is bordered to the south by Elf Acquitain's license and to the west by both Oryx/Exxon and Amoco licenses. Evaluation by the Company's independent petroleum engineers indicates the presence of potential recoverable reserves on seven structures, located in the western half of the License near major pipeline systems. Additional structures have been identified in the License area, but have not been evaluated. Regional seismic data on the eastern half of the License area indicates additional structures, the largest of which, the "Chikuduk", measures approximately 50 kilometers in length. This structure, whose reserves are not yet estimated, could provide the largest potential deposits in the License area. The Company plans to continue its evaluation of the area and expects to expand its evaluation program as additional data is released to the Company by the government.


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


The Company paid $100,000 in cash and 300,000 shares of its Common Stock, issued pursuant to Regulation S, to MED in return for the option to acquire a 40% working interest in the License. Further negotiations resulted in an increase in the working interest to 70%. As consideration for its 70% interest in MSUP, the Company issued an additional 2,950,000 shares of its Common Stock, and warrants to purchase an aggregate of 500,000 shares of its Common stock, at an exercise price of $2.00 per share, pursuant to Regulation S.


The Company will be responsible for operating the License operations and funding all obligations therefor. The License requires aggregate minimum capital expenditures of $14.75 million during the initial five year exploration period, of which approximately $6.3 million must be expended during the first three years for seismic and drilling. The Company is currently having discussions with various oil companies who have expressed a preliminary interest in the License area.




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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996

The following table highlights the Company's results of operations for the six months ended June 30, 1997 and 1996.

                                          For The Six Months
                                             Ended June 30,


                                             1997           1996
                                           --------     ----------
Exploration and Production Activity:

         Colombia Properties: (1)

         Revenues - Oil Sales (000's)       $    261    $    641
         Lease Operating Expenses (000's)   $     99    $    212
         Production Volume - Bbls             18,625      73,098
         Average Price per Bbl              $  14.01    $   8.77
         Production Cost per Bbl            $   5.31    $   2.90
         DD&A per Bbl                       $   3.77    $   3.77


         Peru Properties:                         (2)         (2)
                                           --------     ---------


Refinery Operations: (3)

         Refinery Lease Fees (000')         $    443    $  1,047
         Average Daily Throughput              9,838      11,574
         Average Throughput Fee             $   0.50    $   0.50
                                             --------   --------

---------------------------------------------------------------------------
(1) Reflects activity through February 25, 1997
(2) Information for 1997 and 1996 is not available due to a dispute with the Company's partner.
(3) Reflects refinery activities through March 20, 1997.

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

General and Administrative:


General and Administrative ("G&A") expenses increased approximately $1,422,000 compared to the same period during 1996 primarily due to approximately $230,000 in non-recurring expenses related to the legal proceedings against Gold Line, a non-cash charge for stock issued for services of approximately $134,000, a loss of approximately $234,000 on the sale and disposition of portion of the MIP Shares, and a non-recurring $695,000 adjustment to partially compensate key employees whose salaries have remained unchanged for the past five years and additionally as an incentive to ensure that the Company maintains a competitive position in the industry regarding the continuity of the employment of its employees.


Depreciation, Depletion and Amortization

Depreciation, Depletion, and Amortization decreased approximately $265,000 during the current period compared to the same period last year due primarily to the decrease in oil production from Colombia during the current period as compared to the same period last year.

Interest Expense


Interest expense increased approximately $80,000 during the first six months of 1997, primarily due to a $189,000 increase in accrued interest expense related to certain excise taxes payable, which charge was partially offset by a $100,000 decrease resulting from a reduction in long-term debt of approximately $2.3 million during the period.


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

Loss on Sale of Assets
                                       14

The Company recorded an aggregate $564,000 to reflect the current discounted fair value of the Exchangeable Debenture and the $1.4 million performance earn-out received in the MIP Transaction.

RESULTS OF OPERATIONS

For the Three Months Ended June 30, 1997 as compared to the Three Months Ended June 30, 1996

The following table highlights the Company's results of operations for the three months ended June 30, 1997 and 1996.


                                                     For The Three Months
                                                          Ended June 30,


                                                           1997     1996
                                                           ----     ----

Exploration and Production Activity:

         Colombia Properties:

         Revenues - Oil Sales (000's)                        (1)        $337
         Lease Operating Expenses (000's)                    (1)        $101
         Production Volume - Bbls                            (1)      36,332
         Average Price per Bbl                               (1)       $9.28
         Production Cost per Bbl                             (1)       $2.78
         DD&A per Bbl                                        (1)       $3.77


         Peru Properties:                                    (1)         (2)
         ----------------


Refinery Operations:

         Refinery Lease Fees  (000')                         (3)        $479
         Average Daily Throughput                            (3)      10,641
         Average Throughput Fee                              (3)       $0.50
-----------------------------------------------------------------
(1)      Colombia and Peru properties were sold as of February 25,  1997
(2)      Information for 1996 is not available due to a dispute with   the
         Company's partner.
(3)      The refinery's tenant was evicted as of March 20, 1997.




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

General and Administrative:


 G&A expenses increased approximately $372,000 compared to the same period during 1996, primarily due to the following reasons: a non-cash charge during the current period for issuance of stock for $134,000 for services rendered; non-recurring legal fees of approximately $31,000 incurred during the current period, which were attributable to the Company's legal proceedings against Gold Line, as discussed above; during the current period the Company recognized a loss of approximately $234,000 on the sale and disposition of certain marketable securities it held; and property taxes and insurance cost have increased approximately $85,000 during the current quarter compared to the same period in 1996, due to the Company having to absorb additional costs as a result of the eviction of the refinery lessee, as previously discussed.


Depreciation, Depletion, and Amortization

Depreciation, Depletion, and Amortization decreased approximately $191,000 during the current period compared to the same period last year due to the lack of any oil production from Colombia during the current quarter as a result of the sale of this subsidiary as previously discussed.

Interest Expense


Interest expense decreased approximately $231,000 during the first quarter of 1997, compared to the first quarter of 1996. A decrease of approximately $737,000 was attributed to the decrease in imputed interest during the current period, compared to the same period last year. Approximately $37,500 additional interest expense was incurred during the current period to redeem approximately $150,000 of the Company's outstanding convertible debentures , which would have otherwise been converted into the Company's stock.

Approximately $138,000 of amortized bond costs was charged as interest expense during the current period, compared to $38,000 charged in the same period last year, attributable to the Company's outstanding and retired debentures during the current period.


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


PART II.  OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

                  See Part I, Item 2, above.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  4.1      Form of 8% Convertible Subordinated Debentures due August 1, 1999.*

                  4.2 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.*

                  4.3 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.*

                  4.4 Form of Registration Agreement used in connection with the offering of the Registrants' debentures, the form of which is attached hereto as Exhibit 4.1.*

                  27.1 Financial Data Schedule.

* Submitted with original Form 10Q filed on August 15,1997.

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