Form 10-K/A
period 1996-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-12-02
CIK 799119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             -----------------------


                                   FORM 10-K/A


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1996

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Nevada                                       13-3130236
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

  444 Madison Avenue, New York, NY                                      10022
---------------------------------------                               ---------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code                (212) 688-3333
--------------------------------------------------                --------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.08 per share
                                Class A Warrants
                     --------------------------------------
                              (Title of Each Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              -    --

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

     The number of shares of Common Stock of the Registrant outstanding as of April 1, 1997 was 36,726,539.

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

     In 1994, the Lease Agreement expired. However, by mutual consent, Gold Line continued to operate the Refinery on a holdover basis pursuant to the terms of the Lease Agreement until March 22, 1995, when Gold Line obtained a line of credit with NationsBank to finance its obligations at the Refinery, and the Company entered into an amended Lease Agreement with Gold Line, extending the lease term through March 31, 1998. The rental fees, payable monthly, were $.40 for each barrel of feedstock processed through the Refinery by Gold Line through December 31, 1995, and increased to $.50 per barrel from January 1, 1996 through the end of the lease. In addition, Gold Line had fallen far behind on the lease obligations and, on March 22, 1995, the Company restructured all past due amounts owed to AIRI by Gold Line and accepted a promissory note in the principal amount of $1,801,464 (the "Note"), which is subject to a Subordination and Standby Agreement between the Company, Gold Line and NationsBank (the "Subordination Agreement"). Gold Line agreed to amortize the Note by making quarterly payments to AIRI during the term of the Lease Agreement of approximately $144,000, plus accrued interest at a rate of prime plus 1% and certain additional payments. However, pursuant to the Subordination Agreement, including certain profitability parameters, Gold Line was not permitted to make any payments of principal and interest on the Note to AIRI, nor was AIRI entitled to pursue payments thereof.

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

          Political Risks. The Company's future foreign operations, if any, could be adversely affected by the occurrence of political instability and civil unrest. Political instability could also change the operating environment for the Company in the countries in which the Company may be involved through the imposition of restrictions on foreign ownership, repatriation of funds, adverse environmental laws and regulations, adverse labor laws and the like.


     Currency and Exchange Risks in Kazakstan. The Company does not engage in hedging transactions to reduce the risks of foreign currency exchange rate fluctuations and has not experienced signfificant gains or losses related to such events within Kazakstan, or elsewhere. The Company anticipates little, if any, currency and exchange risk during the initial three to five years of its operations in Kazakstan. Any revenues generated from Kazakstan during this period are planned to be reinvested in Kazakstan. Subsequently, the Company will be exposed to the currency and exchange risks which typically present themselves in CIS countries.


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


     In late 1994 and early 1995, PAIPC drilled one exploratory well and two new step-out development wells. However, full evaluation of the potential of those oil reservoirs was delayed, primarily due to a dispute with Rio Bravo. In spite of these problems, the minimum work program required under the license contract in Peru was completed and certified as complete by the government. However, Rio Bravo continuously refused to cooperate in the development program in the block and to honor PAIPC's right to oil production from the Block. Consequently, PAIPC has not received its share of revenues since Rio Bravo locked out PAIPC's employees in October 1995. With the sale of its Peruvian properties to MIP, the Company relinquished all its rights with respect to Peru (including its rights to its share of revenues that it had not received from Rio Bravo) and therefore has no remaining assets or obligations there.


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

*Information not available due to dispute with partner. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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


                                                    Colombian Reserves
                                                                                                     Future
                                                                                                    Revenues
                                        Net Oil                                  Future             Discounted
                                      (Barrels)          Net Gas (mmcf)         Revenues             at 10%

Proved Developed
       Producing                        917,522            1,121.1            $9,379,548           $ 5,899,502

Proved Developed
       Non-Producing                     31,199            5,200.0             4,070,584             2,274,369

Proved Undeveloped                    3,061,698            8,358.3            28,474,585            14,183,770
                                      ---------           --------           -----------           -----------
              TOTAL                   4,010,419           14,679.4           $41,924,717           $22,357,641
                                      =========           ========           ===========           ===========

                                       11

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

                                                 1996                      1995                      1994
                                       Gross           Net          Gross        Net          Gross        Net
Exploratory Wells:
       South America
       Oil                              1.00          1.00         2.00         2.00           2.00       1.15
       Gas                                                            -            -              -          -
       Dry                                 -             -         1.00         1.00              -          -
                                        ----          ----         ----         ----           ----       ----
           TOTAL                        1.00          1.00         3.00         3.00           2.00       1.15

Development Wells:
       South America
       Oil                              1.00           .65         2.00         1.30           2.00       1.30
       Gas                                 -             -            -            -              -
       Dry                                 -                          -            -              -          -
           TOTAL                        1.00           .65         2.00         1.30           2.00       1.30
                                        ----          ----         ----         ----           ----       ----

TOTAL                                   2.00          1.65         5.00         4.30           4.00       2.45
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

                                                             For the Years Ended December 31,
                                             1996             1995              1994             1993                1992
Condensed consolidated statement of operations:
  Revenues                           $  4,110,514     $  2,811,308     $   3,508,514    $   3,990,156       $   3,381,453
  Net loss(1)                         (4,652,207)      (4,338,322)      (10,966,914)     (14,139,737)         (4,987,144)
  Net loss per share(2)                    (0.16)           (0.20)            (0.65)           (2.23)              (0.90)

                                                                     At December 31,
                                             1996             1995              1994             1993                1992
Condensed consolidated balance sheet:
  Working capital deficit           $ (9,823,229)    $ (3,402,543)    $     (28,462)   $  (7,507,056)      $  (6,476,996)
  Total assets                         34,492,431       32,640,362        32,229,713       34,996,925          45,391,666
  Total liabilities                    13,164,713       11,349,670        10,255,687       18,878,148          15,685,931
  Long-term debt                        6,766,592        7,302,671         7,770,171       12,034,691           8,218,122
  Stockholders' equity                 21,327,718       21,290,692        21,974,626       16,118,777          29,705,731
  Cash Dividends declared                       0                0                 0                0                   0
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

Impact of Changing Prices

     The Company's revenues, its ability to repay indebtedness and the carrying value of its oil and gas properties owned from time to time are affected by changes in oil and gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations that are beyond the ability of the Company to control. Since crude oil prices are an important determining factor in the carrying value of oil and gas assets, significant reductions in the price of crude oil could require non-cash write-downs of the carrying value of those assets. For example, this occurred in 1994, when, based on estimates of proven reserve quantities by the Company's independent reservoir engineers, the Company reduced the carrying value of its oil and gas assets by $6,904,000 during the fourth quarter of 1994, primarily due to net downward revisions to crude oil reserves in Colombia (See "Supplementary Oil and Gas Information for the Years ended December 31, 1996, 1995, 1994 - Oil and Gas Reserves").


Results of Operations

     The following table highlights the results of operations for the years ended December 31, 1996, 1995 and 1994.

                                                                   For the Years Ended December 31,
                                                          1996                  1995                      1994
Exploration and Production Activity:

Colombia Properties:
    Revenue - Oil Sales (000's)                         $1,365                $1,104                    $1,083
    Lease Operating Expenses (000's)                      $612                  $364                      $564
    Production Volume - Bbls                           130,433               137,821                   121,643
    Average Price per Bbl                               $10.46                 $8.01                     $8.91
    Production Cost per Bbl                              $4.69                 $2.65                     $4.64
    DD&A per Bbl (1)                                     $3.77                 $3.86                     $5.51
Peru Properties (2)(3):
    Revenue - Oil Sales (000's)                              -                  $166                      $122
    Lease Operating Expenses (000's)                         -                   $65                       $41
    Production Volume - Bbls                                 -                17,794                    17,534
    Average Price per Bbl                                    -                 $9.29                     $6.96
    Production Cost per Bbl                                  -                 $3.66                     $2.34
    DD&A per Bbl                                             -                     -                         -

Refinery Operations:
    Refinery Lease Fees (000's)                         $2,468                $1,185                    $2,065
    Average Daily Throughput (Bbls)                     13,138                 8,116                    14,518
    Average Throughput Fee                                $.50                 $0.40                     $0.39
----------------------------

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

     Interest expense in 1996 reflects $1,216,000 related to the presumed incremental yield the investor may derive from the discounted conversion rate of such instruments issued by the Company in 1996. Management believes that the related amount of interest recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted (which in certain cases was as long as six months), large block factors, lack of a sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles requires that an "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

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

                                                                             Long Term Compensation
                              Annual Compensation                   ----------------------------------
Name and Principal ---------------------------------------------                          Other Annual      All Other
    Position        Year                    Salary       Bonus       Compensation           Options(#)     Compensation
------------------- ----                  --------     ---------    -------------         ------------     ------------
George N. Faris     1996                  $292,000     $15,000       $ 9,600(1)           1,000,000         $422,000(2)
 Chairman of the    1995  $240,000            -        $45,000(1)    202,500(3)                -
 Board and Chief    1994                  $248,000       -           $16,250(4)                -               -
 Executive Officer

Denis J. Fitzpatrick               1996   $105,000     $ 5,000       $15,000(5)             100,000            -
 Secretary, Vice                   1995   $105,000        -          $18,494(5)(6)           20,000(3)         -
 President and Chief               1994   $ 38,000(7)     -          $  6,250(5)             20,000(8)         -
 Financial Officer

Kenneth N. Durham                  1996       -           -             -                      -               -
 President and Chief               1995   $145,000(9)     -             -                      -               -
 Operating Officer                 1994   $169,000        -             -                      -               -

-----------------------------

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

     STOCK OPTION PLANS

     The Company has established a 1995 Stock Option Plan (the "Plan"). The Plan was approved by the Board of Directors on November 8, 1995 and by the Company's shareholders on July 11, 1996. The Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISOs") or ISOs in tandem with stock appreciation rights ("SARs"), and employees, directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSOs") or NQSO's in tandem with SARs. Option may be granted under the Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

     Options may not be granted under the Plan after November 7, 2005. The exercise price of the options granted under the Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISOs granted to Shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISOs are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSOs. The total number of options granted under the Plan, as of April 10, 1997 was 1,902,500, which included 302,500 repriced options granted in substitution for options previously held.

     OPTION GRANTS IN LAST FISCAL YEAR

     The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1996, exercise information and potential realizable value.


                                          Individual Grants
                                          -----------------                              Potential Realizable
                               Number of        Percent of                                 Value at Assumed
                               Securities      Total Options                             Annual Rates of Stock
                               Underlying       Granted to                                Price Appreciation
                               Options           Employees     Exercise      Expiration     for Option Term
Name                           Granted)       in Fiscal Year  Price($/sh)       Date      5%($)      10%($)
----                           ----------    ---------------  -----------   -----------  ------     -------
George N. Faris                1,000,000          76.9%          $.50         10/21/99    $  -      $20,000

Denis J. Fitzpatrick             100,000           7.7%          $.50         10/21/99    $  -      $ 2,000

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

                                                                                         Value of Unexercised
                               Shares                       Number of Unexercised     In-the-money
                             Acquired on         Value      Options at Year End        Options(1)
Name                          Exercise         Realized   Exercisable  Unexercisable   Exercisable  Unexercisable

George N. Faris                    -              -          452,000     750,000           -              -

Denis J. Fitzpatrick               -              -           45,000      75,000           -              -


(1) The closing price of the Common Stock on the last day of the year ended December 31, 1996 was $.39. Therefore, all options listed were "Out-of-the-Money" as of that date.

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

     SALARY REINSTATEMENTS

     In April 1994, officers of the Company voluntarily reduced their salaries (the Chief Executive Officer by 20% and other officers by 15%) until, in February 1996, the Compensation Committee recommended, and the Board of Directors approved, a reinstatement of these officers' salaries to their previous levels, effective February 1, 1996. The reinstatement was made to provide the necessary incentives to management to continue their efforts under very difficult circumstances and to ensure that the Company maintains a competititive position in the industry regarding the contuity of the employment of its officers. During the past three fiscal years, Management has significantly reduced general and administrative and operating costs. See "Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations".

     COMPENSATION OF DIRECTORS

     During 1996, the Company reimbursed directors for their actual Company-related expenses, including the costs of attending directors' meetings. The Company accrued, for each outside director, $500 per month for serving in such capacity; $500 per each Committee meeting attended in person if such director served on a Standing Committee of the Board of Directors; and $500 for each Board meeting attended in person.

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

Name and Address                      Amount and Nature of                  Percent
of Beneficial Holder(1)               Beneficial Ownership                  of Class
-----------------------               --------------------                 ---------
George N. Faris                          2,595,176(2)                         6.7%

Daniel Y. Kim                               88,500(3)                          *

Donald G. Rynne                            382,780(4)                         1.0%

William R. Smart                           192,944(5)                          *

Denis J. Fitzpatrick                       100,000(6)                          *

Kenneth N. Durham                            5,000                             *

All officers and directors
as a group (consisting of
6 persons)                               3,397,900(7)                        8.7%

* Less than 1%

(1) All Officers and Directors have an address care of the Company, 444 Madison Avenue, Suite 3203, New York, NY 0022.

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

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          See "Item 11 - Executive Compensation - Employment Contract".

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                   Page No.

     Reports of Independent Accountants                        F-1
     Consolidated Balance Sheets
       December 31, 1996 and 1995                              F-5
     Consolidated Statement of Operations
       Years Ended December 31, 1996, 1995 and 1994            F-6
     Consolidated Statement of Cash Flows
        Years Ended December 31, 1996, 1995 and 1994           F-7
      Consolidated Statement of Changes in
       Stockholders' Equity - Years Ended
       December 31, 1996, 1995 and 1994                        F-8
     Notes to Consolidated Financial Statements                F-11
       Supplementary Oil and Gas Information                   F-33

(2)  Financial Statement Schedules.

     None.

(3) Exhibits.

*2.1 Share Purchase Agreement dated February 25, 1997, among the Registrant, AIPCC, PAIPC and MIP.(12)

*3.1     Restated Articles of Incorporation of the Registrant. (8)

*3.2     By-Laws of the Registrant, as amended.

*4.1     Form of Class A Warrant. (4)

*4.2     1995 Stock Option Plan and Form of Option Agreements of the
         Registrant.(7)

*4.3 Form of 12.5% Series X Senior Convetible Subordinated Redeemable Debenture due January 2, 1998.(10)

*4.4 Form of Subscription Agreement used in connection with the offering of the Series X Debentures, referred to herein as Exhibit 4.3.(10)

*4.5 Form of Regulation S Subscription Agreement for Common Stock used in an offering of 1,000,000 shares dated May 28, 1997.(11)

*4.6     Form of 7% Convertible Debenture due February 1, 1999.(11)

*4.7 Form of Subscription Agreement used in connection with the offering of the 7% Debentures, referred to herein as Exhibit 4.6.(11)

*4.8 Form of 8% Redeemable Convertible Debenture due April 1999 and Form of Subscription Agreement relating thereto.

*10.1 Employment Agreement, dated May 1, 1989 by and between George N. Faris and the Registrant.(1)

*10.2 Loan and Security Agreement ("Loan Agreement") dated December 4, 1990 by and between MG Trade Finance Corp. ("MGTF") and AIRI. (2)

*10.3 Corporate Continuing Guarantee of the Registrant to MGTF, dated December 4, 1990. (2)

*10.4 Pledge Agreement, dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF.(2)

*10.5 Shareholder Distribution Agreement dated as of the 4th day of December 1990, by and among the Registrant, AIRI and MGTF. (2)

*10.6 Form of Sale of Indebtedness and Assignment of Collateral Mortgage Notes and Security Documents. (2)

*10.7    Form of Collateral Mortgage Note drawn by AIRI. (2)

*10.8 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Inventory). (2)

*10.9 Form of Amended and Restated Collateral Pledge Agreement drawn by AIRI (Fixed Assets). (2)

*10.10 Environment Indemnity Agreement dated December 4, 1990 by and between AIRI, the Registrant and MG. (2)

*10.11 Amendment to Loan and Security Agreement, dated as of September 26, 1991. (3)

*10.12 Promissory Note, dated March 15, 1995 from Gold Line Refining, Ltd. to American International Petroleum Corporation.(5)

*10.13 Amended and Restated Lease Agreement between Gold Line and AIRI dated March 22, 1995.(5)

*10.14 Letter Agreement dated March 22, 1995 amending Loan and Security Agreement(5)

*10.15 Subordination and Standby Agreement dated March 22, 1995 between NationsBank, Gold Line Refining, Ltd., Citizens Bank and AIRI.(7)

*10.16 Intercreditor Letter Agreements dated March 22, 1995 between MGTF, Citizens Bank and AIRI.(7)

*10.17 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant(6).

*10.18 Letter dated February 9, 1996 amending Promissory Note between AIRI and Gold Line Refining Ltd.(7)

*10.19 Registration Rights Agreement dated July 11, 1996 between Dr. George N. Faris and the Registrant.(8)

*10.20 $3 million 5% exchangeable debenture, granted by AIPCC to the Registrant, due February 25, 1999.(12)

*10.21 Pledge Agreement dated February 25, 1997 among the Registrant, MIP and MGTF.(12)

*16.1 Letter dated August 19, 1996 regarding a change in certifying accountant.(9)

*21.1    Subsidiaries of the Registrant.

 23.1    Consent of Huddleston & Co., Inc., Petroleum and Geological Engineers

*27.1    Financial Data Schedule.

 99.1    Letter dated November 20, 1997 from Bernardo Villegas Perez

* Exhibits that were previously filed with Form 10K in April 1997.
-------------------------

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

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

HEIN + ASSOCIATES LLP
Certified Public Accountants
Houston, Texas
April 9, 1997

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American International Petroleum Corporation

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheet and the related consolidated statements of operations, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of American International Petroleum Corporation and its subsidiaries at December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements for the year ended December 31, 1995 of American International Petroleum Corporation of Colombia (AIPC- Colombia), a wholly-owned subsidiary, which statements were prepared in accordance with generally accepted accounting principles in Colombia and which statements reflect total assets of $14,136,257 at December 31, 1995 and total revenues of $1,214,213 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AIPC- Colombia, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of AIPC-Colombia to generally accepted accounting principles in the United States) and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 2 and 10 to the financial statements, the Company has suffered recurring losses from operations, has a working capital deficiency and is in the process of trying to resolve certain contingencies, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


PRICE WATERHOUSE LLP
Houston, Texas
April 9, 1996

                         TRANSLATION OF AUDITOR'S REPORT


Bogota, March 11, 1997

To the Members of the Board of Directors of American International Petroleum Corporation of Colombia

I have audited the general balance sheets of the Colombian Branch of American International Petroleum Corporation of Colombia through December 31, 1995, as well as the corresponding financial results, changes in the net worth of the Branch, changes in the financial status and cash flow for the years ended on said dates. The presentation of those financial statements and their corresponding notes are the responsibility of the Branch's administration and they reflect its operation. My functions include their audit and rendering an opinion about them.

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

The Branch follows accounting procedures generally accepted for oil companies, established by the Superintendency of Companies and Colombian law, in its accounting and in the presentation of the financial statements. In my opinion, the financial statements previously mentioned, which were faithfully taken from the books, reasonably reflect the financial condition of American International Petroleum Corporation of Colombia through December 31, 1995, the results of its operations, changes in its financial condition, changes in its net worth and its cash flows for the year ended on those dates, all in accordance with and based on accounting principles generally accepted in Colombia.

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

En su contabilidad y en la presentacion de los estados financieros la sucursal observa normas contables de general aceptacion para Companias Petroleras establecidas por las Superintendencia de Sociedades y las leyes Colombianas. En mi opinion los estados financieros antes mencionados, que fueron tomados fielmente de los libros, presentan razonblemente las situacion financiera de American International Petroleum Corporation of Colombia al 31 de Diciembre de 1995, los resultados de sus operaciones, los cambios en el patrimonio, en su situacion financiera y en los flujos efectivos del ano terminados en esa fecha, de conformidad y con base en los principios de contabilidad generalmente aceptados en Colombia.

Ademas, conceptuo que durante el ano terminado en 31 de Diciembre de 1995, la contabilidad de American International Petroleum Corporation of Colombia se llevo de conformidad con las normas legales y la tecnica contable; las operaciones en los libros y los actos de los administradores se ajustaron a los estatutos y a las decisiones de la Junta Directiva de su Casa Matriz; la correspondencia, los comprobantes de las cuentas se llevaron y se conservan debidamente, se observaron medidas adecuadas de control interno y conservacion y custodia de los bienes de American International Petroleum Corporation of Colombia y de terceros, en su poder.

BERNARDO VILLEGAS PEREZ
Revisor Fiscal
Tarjeta Profesional 4962-A



                                       AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                                        CONSOLIDATED BALANCE SHEETS

                                                                                                     December 31,
                                                                           ---------------------------------------------------------

                                                                                  1996                    1995

                                  Assets
Current assets:
  Cash and cash equivalents                                                          $ 11,058                  $ 162,218
  Cash - restricted                                                                   161,022                    226,223
  Marketable Securities                                                                     -                          -
  Accounts receivable, net                                                          1,073,140                  1,073,553
  Inventory                                                                           459,961                    504,953
  Prepaid expenses                                                                    838,104                    547,509
                                                                           -------------------   ------------------------
       Total current assets                                                         2,543,285                  2,514,456
                                                                           -------------------   ------------------------
Property, plant and equipment:
  Unevaluated property                                                              5,648,630                  4,998,824
  Oil and gas properties                                                           32,506,656                 31,566,297
  Refinery property and equipment                                                  17,235,183                 15,521,995
  Other                                                                               499,971                    506,445
                                                                           -------------------   ------------------------
                                                                                   55,890,440                 52,593,561
Less - accumulated depreciation, depletion
 and amortization and impairments                                                 (23,959,191)               (22,502,472)
                                                                           -------------------   ------------------------
       Total property, plant and equipment                                         31,931,249                 30,091,089
                                                                           -------------------   ------------------------
Other long-term assets, net                                                            17,897                     34,817
                                                                           -------------------   ------------------------

       Total assets                                                              $ 34,492,431               $ 32,640,362
                                                                           ===================   ========================

                   Liabilities and Stockholders' Equity
Current liabilities:
  Notes payable                                                                     $ 237,162                   $ 66,759
  Current portion of long-term debt                                                 5,968,393                  1,870,000
  Accounts payable                                                                  3,636,765                  2,363,562
  Accrued liabilities                                                               2,524,194                  1,616,678
                                                                           -------------------   ------------------------
       Total current liabilities                                                   12,366,514                  5,916,999
Long-term debt                                                                        798,199                  5,432,671
                                                                           -------------------   ------------------------
       Total liabilities                                                           13,164,713                 11,349,670
                                                                           -------------------   ------------------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized, 34,458,921 shares issued and outstanding
    at December 31, 1996 and 24,705,926 shares at
    December 31, 1995                                                               2,756,714                  1,976,474
  Additional paid-in capital                                                       78,677,265                 74,768,272
  Stock purchase warrants                                                           1,297,754                  1,297,754
  Accumulated deficit                                                             (61,404,015)               (56,751,808)
                                                                           -------------------   ------------------------
       Total stockholders' equity                                                  21,327,718                 21,290,692
                                                                           -------------------   ------------------------
Commitments and contingent liabilities (Note 10)                                            -                          -
                                                                           -------------------   ------------------------

Total liabilities and stockholders' equity                                       $ 34,492,431               $ 32,640,362
                                                                           ===================   ========================


        The accompanying notes are an integral part of these statements.


                           AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For the years ended December 31,
                                                           ----------------------------------------------------------
                                                                 1996              1995                   1994

Revenues:
  Oil and gas production and
   pipeline fees                                                $ 1,364,581       $ 1,270,164            $ 1,205,424
  Refinery lease fees                                             2,467,606         1,184,864              2,065,437
  Other                                                             278,327           356,280                237,653
                                                           -----------------  ----------------      -----------------
       Total revenues                                             4,110,514         2,811,308              3,508,514
                                                           -----------------  ----------------      -----------------
Expenses:
  Operating                                                         613,336           432,440                615,934
  General and administrative                                      3,076,357         3,572,337              4,136,276
  Depreciation, depletion and
   amortization                                                   1,265,230         1,396,423              1,500,558
  Interest                                                        2,818,218         1,037,308              1,299,778
  Write-down of oil and gas properties                              200,000                 -              6,904,016
  Provision for bad debts                                           789,580           711,122                 18,866
                                                           -----------------  ----------------      -----------------
       Total expenses                                             8,762,721         7,149,630             14,475,428
                                                           -----------------  ----------------      -----------------

Net loss                                                       $ (4,652,207)     $ (4,338,322)         $ (10,966,914)
                                                           =================  ================      =================

Net loss per share of common stock                                  $ (0.16)          $ (0.20)               $ (0.65)
                                                           =================  ================      =================

Weighted-average number of shares
 of common stock outstanding                                     29,598,832        21,746,719             16,780,865
                                                           =================  ================      =================






The accompanying notes are an integral part of these statements.

                           AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                             --------------------------------------------------------
                                                                  1996                1995               1994
Cash flows from operating activities:
  Net loss                                                   $ (4,652,207)       $ (4,338,322)      $ (10,966,914)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                   2,551,504           1,502,435           1,698,532
     Write-down of oil and gas properties                         200,000               -               6,904,016
     Provision for bad debts                                      789,580            711,122               18,866
     Warrant price adjustment                                       -                   -                 210,588
     Compensation expense                                         424,063             55,814                  -
     Changes in assets and liabilities:
        Accounts and notes receivable                            (789,167)           (537,569)            286,491
        Inventory                                                  44,992             446,519             (55,864)
        Prepaid and other                                        (370,274)            (98,359)             27,586
        Accounts payable and accrued liabilities                2,352,361           1,984,574          (3,233,610)
                                                             ----------------    ----------------  ------------------
      Net cash provided by (used in) operating activities         550,852            (273,786)         (5,110,309)
                                                             ----------------    ----------------  ------------------
Cash flows from investing activities:
  Additions to oil and gas properties                          (1,590,165)         (3,194,454)         (5,556,593)
  Additions to refinery property and equipment                 (1,713,188)             14,284               -
  Proceeds from sales of marketable securities                     -                     -                301,201
  Other                                                           (10,176)            (26,753)             25,037
                                                             ----------------    ----------------  ------------------
             Net cash used in investing activities             (3,313,529)         (3,206,923)         (5,230,355)
                                                             ----------------    ----------------  ------------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                               65,201             (11,593)           (214,630)
  Net increase (decrease) in notes payable                        170,403              66,759            (535,078)
  Increase (decrease) in notes payable
    officers and directors                                          -                    -                (50,000)
  Proceeds from long-term debt                                      -                    -                 60,000
  Repayments of long-term debt                                 (1,434,278)           (467,500)         (3,374,520)
  Proceeds from issuance of common stock and
    warrants, net                                                 745,302           3,111,858          14,977,922
  Proceeds from exercise of stock warrants
    and options                                                      -                     32                 140
  Proceeds from notes receivable for issuance
    of common stock                                                  -                   -                367,064
  Proceeds from issuance of debentures, net                     3,064,889                -                   -
                                                             ----------------    ------------  ------------------
             Net cash provided by financing activities             2,611,517           2,699,556          11,230,898
                                                             ----------------    ----------------  ------------------
Net increase (decrease) in cash and
  cash equivalents                                                  (151,160)           (781,153)            890,234
Cash and cash equivalents at beginning of year                       162,218             943,371              53,137
                                                             ----------------    ----------------  ------------------

Cash and cash equivalents at end of year                           $ 11,058           $ 162,218           $ 943,371
                                                             ================    ================  ==================


        The accompanying notes are an integral part of these statements.


                                                   AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Additional           Stock
                                                                   Common stock                paid-in           purchase
                                                              Shares          Amount           capital           warrants
                                                           -------------   -------------    --------------    ---------------


Balance, January 1, 1996                                     24,705,926     $ 1,976,474      $ 74,768,272        $ 1,297,754

Conversions of Debentures                                     6,535,122         522,810         1,477,190             -
Issuance of stock in lieu of current
    liabilities                                                 479,540          38,363           130,539             -
Issuance of stock for compensation                              905,000          72,400           351,663             -
Issuance of common stock                                      1,833,333         146,667           598,635             -
Imputed interest on debentures
    convertible at a discount to market                           -               -             1,350,966             -
Net loss for the year                                             -               -                -                  -
                                                           -------------   -------------    --------------    ---------------

Balance, December 31, 1996                                   34,458,921     $ 2,756,714      $ 78,677,265        $ 1,297,754





                                                   Accumulated
                                                     deficit             Total
                                                  ----------------   ---------------


Balance, January 1, 1996                           $ (56,751,808)     $ 21,290,692

Conversions of Debentures                                 -              2,000,000
Issuance of stock in lieu of current
    liabilities                                           -                168,902
Issuance of stock for compensation                        -                424,063
Issuance of common stock                                  -                745,302
Imputed interest on debentures
    convertible at a discount to market                   -              1,350,966
Net loss for the year                               (4,652,207)         (4,652,207)
                                                  ----------------   ---------------

Balance, December 31, 1996                        $ (61,404,015)     $ 21,327,718





         The accompanying notes are an integral part of this statement.


                                                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Notes
                                                                              Additional         Stock        receivable
                                                     Common stock               paid-in         purchase     for issuance
                                                Shares           Amount         capital         warrants       of stock
                                            ---------------   -------------  --------------   -------------  --------------


Balance, January 1, 1995                        19,099,048     $ 1,527,924    $ 71,595,370     $ 1,297,754       $ (32,936)

Warrants exercised                                       8               1              31          -                -
Issuance of stock in lieu of current                                                                -
  liabilities                                      728,205          58,256         430,994          -                -
Issuance of stock for compensation                  10,000             800          19,512          -             32,936
Issuance of common stock                         4,868,665         389,493       2,722,365          -                -
Net loss for the year                               -                -                -             -                -
                                            ---------------   -------------  --------------   -----------  --------------

Balance, December 31, 1995                      24,705,926     $ 1,976,474    $ 74,768,272     $ 1,297,754     $     -
                                            ===============   =============  ==============   =============  ==============





                                                      Accumulated
                                                        deficit            Total
                                                    -----------------  ---------------


Balance, January 1, 1995                             $ (52,413,486)    $ 21,974,626

Warrants exercised                                          -                    32
Issuance of stock in lieu of current
  liabilities                                               -               489,250
Issuance of stock for compensation                          -                53,248
Issuance of common stock                                    -             3,111,858
Net loss for the year                                  (4,338,322)       (4,338,322)
                                                  -----------------  ---------------

Balance, December 31, 1995                          $ (56,751,808)     $ 21,290,692
                                                   =================  ===============





         The accompanying notes are an integral part of this statement.


                               AMERICAN  INTERNATIONAL  PETROLEUM  CORPORATION  AND  SUBSIDIARIES

                                      CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY


                                                                                                               Notes
                                                                      Additional          Stock               receivable
                                             Common stock               paid-in          purchase            for issuance
                                         Shares          Amount         capital          warrants              of stock
                                        --------         -------       ---------        ----------           -------------


 Balance, January 1, 1994                7,064,233        565,139    $  57,000,210       $    -               $     -

 Issuance of stock and warrants         11,382,548        910,603       13,169,565      1,297,754                  -
 Conversion of debentures                  633,334         50,667          899,333           -                     -
 Issuance of stock for payment of
   notes payable                             8,525            682           12,105           -                     -
 Issuance of stock in lieu of current
   liabilities                              10,373            830           14,729            -                     -
 Issuance of stock for note receivable        -              -               -               -                  (400,000)
 Payment received on note receivable          -              -               -               -                   367,064
 Exercise of warrants                          35              3              137            -                     -
 Adjustment to exercise price of warrants     -              -            210,588            -                     -
 Expired stock dividends - Aztec              -              -            288,703            -                     -
 Net loss for the year                        -              -               -               -                     -
                                       ----------    ------------  --------------     ------------
 Balance, December 31, 1994            19,099,048    $  1,527,924  $   71,595,370     $  1,297,754       $    (32,936)
                                       ==========    ============  ==============     ============








                                                              Accumulated
                                                               deficit                 Total
                                                           --------------            ---------


 Balance, January 1, 1994                                 $  (41,446,572)         $ 16,118,777

 Issuance of stock and warrants                                   -                 15,377,922
 Conversion of debentures                                         -                    950,000
 Issuance of stock for payment of
   notes payable                                                  -                     12,787
 Issuance of stock in lieu of current
   liabilities                                                    -                    15,559
 Issuance of stock for note receivable                            -                  (400,000)
 Payment received on note receivable                              -                   367,064
 Exercise of warrants                                             -                       140
 Adjustment to exercise price of warrant                          -                   210,588
 Expired stock dividends - Aztec                                  -                   288,703
 Net loss for the year                                      (10,966,914)          (10,966,914)
                                                        ------------------      --------------

 Balance, December 31, 1994                                 (52,413,486)         $ 21,974,626
                                                          ===============        =============









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

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American Petroleum Corporation ("PAIPC"). Consequently, all references to these subsidiaries herein are presented in the past tense.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries. American International Refinery, Inc. ("AIRI"), AIPCC and PAIPC.

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


The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of (i) the estimated future net revenues from the properties, discounted at 10%, (ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. As a result of applying this policy, the Company charged $6,904,016 to expense in 1994 for the reduction of carrying costs of oil and gas assets, due primarily to net downward revisions to crude oil reserves in Colombia (See "Supplementary Oil and Gas Information for the Years Ended December 31, 1996, 1995, 1994 - Oil and Gas Reserves.


The Company's oil and gas properties, substantially all of which were held in AIPCC and PAIPC, were reduced to the amount realized from the sale of AIPCC and PAIPC on February 25, 1997 resulting in an impairment loss of $200,000 during 1996.

On March 31, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets, to be disposed of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets identified intangibles and goodwill related to those assets and required that the carrying amount of impaired assets to be reduced to fair value. The Company adopted SFAS No. 121 in the fourth quarter of 1995 and determined that it has no effect on the financial statements for the years ended
December 31, 1996 and 1995.

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

Foreign currency


Although the functional currency of the Company's South American subsidiaries is the local currency, because the economies in Colombia and Peru are highly inflational, under SFAS 52, the U.S. dollar is utilized as the functional currency of these subsidiaries. Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Columbia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign exchange gains were $63,763, $12,544, and $34,300 in 1996, 1995, and 1994, respectively.


Deferred charges


The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument.


Stock-based compensation


Statement on Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. AIPC has elected to account for employee stock compensation plans as provided under APB 25.


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

The unaudited Pro forma Balance Sheet presented herein reflects the historical accounts of the Company giving effect to the MIP transactions as if it had it occurred at December 31, 1996.

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

Management believes the proceeds generated from equity financing and the margin and/or sale of the MIP shares, should provide the Company with the funds necessary to meet its working capital obligations and operating commitments during the ensuing fiscal year or until the refinery operations are sufficient in nature to provide same.

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

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

                                                         December 31,
                                                  ----------------------------
                                                      1996            1995

Accounts receivable - trade                       $ 1,942,946     $ 939,958.00
Note receivable - Gold Line                           900,732        1,058,971
Other                                                 150,980          139,082
                                                  -----------     ------------
                                                    2,994,658        2,138,011
Less - allowance for doubtful accounts             (1,921,518)      (1,064,458)
                                                  -----------     ------------
                                                  $ 1,073,140     $  1,073,553
                                                  ===========     ============

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                           December 31,
                                                  ----------------------------
                                                       1996            1995

Note receivable - Gold Line                       $       -        $   974,583
Unamortized bond issue cost                           17,897            34,817
                                                  ----------       -----------
                                                      17,897         1,009,400
Less - allowance for doubtful accounts                    -           (974,583)
                                                  ----------       -----------
                                                  $   17,897       $    34,817
                                                  ==========       ===========

NOTE 5 - ACCOUNTS PAYABLE:

Accounts payable at December 31, 1995 included $500,000 payable to an individual subcontractor for oil and gas operational services which was paid subsequent to December 31, 1995.

NOTE 6 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                          December 31,
                                                  ----------------------------
                                                      1996            1995

Accrued payroll                                   $   266,429     $    366,499
Accrued interest                                      282,076          347,247
Corporate taxes                                       330,024          275,206
Excise taxes                                        1,100,000          250,000
Property taxes                                        219,345          228,756
Other                                                 326,320          148,970
                                                  -----------     ------------
                                                  $ 2,524,194     $  1,616,678
                                                  ===========     ============
NOTE 7 - LONG-TERM DEBT:

                                                           December 31,
                                                  ----------------------------

Note payable to MG Trade
   Finance Corporation                            $ 2,108,393     $  2,845,171
8% - $100,000 Convertible debentures -
 due February 14, 1997,
  effective interest rate - 8%                        100,000               -
9% - $150,000 Convertible Debentures -
 due December 9, 2000
  effective interest rate - 17.3%                     124,445               -
10% - $391,629 Convertible Debentures -
 due April 1, 1998
  effective interest rate - 34.7%                     293,040               -
12% Secured Debentures -
 due December 31, 1997,
  effective interest rate - 12%
  25% of original principal due on
   December 31, 1996                                3,510,000        4,207,500
12.5% - $426,000 Convertible Debentures -
 due January 2, 1998
  effective interest rate - 49.2 to 51.7%             380,714               -
Senior Convertible Subordinated Debentures -
 due February 1, 1997, interest ranges from
 8.5-10.5% per annum, payable quarterly,
 convertible into common shares at $50.00
 per share.                                           250,000          250,000
                                                  -----------      -----------
                                                    6,766,592        7,302,671

Less - Current portion                              5,968,393        1,870,000
                                                  -----------      -----------
                                                  $   798,199      $ 5,432,671
                                                  ============     ===========

The effective interest rate as stated for each of the debt instruments above does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument issued by the Company in 1996. During 1996, the Company sold convertible debentures totaling $2,965,000 of which $2,000,000 were converted into the Company's common stock at discounts to market ranging from 25% to 35%. The remaining convertible debentures sold during 1996, are convertible into the Company's common stock at discounts to market ranging from 25% to 35%. The following are the Company's unaudited quarterly results of operations for the year ended December 31, 1996, as restated to reflect accounting for various convertible debentures issued during 1996, which are convertible at a discount to market, in the manner prescribed by generally accepted accounting principles.


                       First          Second         Third         Fourth
                      Quarter         Quarter       Quarter        Quarter

Net (loss), as
 previously
 reported            $(312,177)     $(470,210)     $(742,780)     $(1,911,190)
Loss per share,
 as previously
 reported               $(0.01)        $(0.02)        $(0.02)          $(0.06)
Additional
 financing cost        221,296        753,062         80,407          161,085
Loss per share,
 on additional cost     $(0.01)        $(0.03)           $--              $--
                    -----------     ----------     ----------     ------------
Net (loss),
 as restated          $(533,473)   $(1,223,272)    $(823,187)      $(2,072,275)
Loss per share,
 as restated             $(0.02)        $(0.05)       $(0.03)           $(0.06)


Long-term debt of $5,968,393, $673,754 and $124,445 matures during 1997, 1998 and 2000, respectively.

Note payable to MG Trade Finance Corporation

On December 4, 1990, AIRI entered into a loan and security agreement (the
"Loan Agreement") with MGTF. Pursuant to the Loan Agreement, MGTF loaned
AIRI $9,855,392. As collateral for the borrowings, substantially all of the assets of AIRI were pledged, payment was guaranteed by the Company and the Company pledged 100% of the common stock of AIRI. In the event of a default, whereby AIRI common stock may be sold, MGTF will retain, after satisfying all indebtedness due MGTF, an amount equal to 50% of the amount due MGTF on the the date of the default.

In order to induce MGTF to enter into the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares of the Company's $0.08 par value common stock at $7.50 per share, exercisable at any time prior to June 30, 1994. Such warrants outstanding at December 31, 1993 were adjusted to an exercise price of $1.25 based on an anti-dilutive provision in the warrant agreements. In addition, MGTF's parent company, MG Corp., is entitled to one seat on the Company's Board of Directors without the consent of the Company and a second seat upon the consent of the Company's Board, which consent is not to be unreasonably withheld. One of these seats would then be eligible to be appointed to the Executive Committee, also upon consent of the Company's Board. which consent is not to be unreasonably withheld. MGTF has not made such a request. As long as the Company has any obligations to MGTF, the Company has agreed not to undertake any financial commitments, or acquire or dispose of assets in excess of $250,000 without the unanimous consent of the Executive Committee. MGTF has not nominated any persons to be on the Board.

In November 1992, MGTF agreed to modify the Loan Agreement and extend the maturity of a portion of the principal due on May 31, 1993. Under the modified agreement, principal payments of $3,374,520 were made during 1994 and the remaining principal of $2,845,171 was due May 31, 1995. In consideration for the extension, the Company agreed to extend the expiration date of all warrants held by MGTF and its affiliate, Metallegesllschaft, that remain outstanding on December 31, 1993 or June 30, 1994 to June 30, 1997. The exercise price of any warrants subject to the extension was increased to $15.63 per share of common stock. On July 25, 1995, all warrants previously held by MGTF were returned to the Company and canceled and 150,000 new warrants were issued at an exercise price of $2.00 per share of common stock.


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


The Company recognizes its lease fees as earned as barrels are processed through its refinery. On several occasions in the past, although Gold Line had been delinquent with its payments, they repeatedly made the payments or made arrangements to make the payments. Consequently, the Company recorded lease fees as earned. In light of the events which occurred after December 31, 1996, the Company reserved all lease fees due from Gold Line as of December 31, 1996.

NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1996, 1995 and 1994, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.


  Number of Shares Underlying
      Options and Warrants
         at December 31,              Exercise      Expiration
-------------------------------       --------      ----------
   1996       1995       1994          Price           Date
   ----       ----       ----          -----           ----
        -      1,500      1,500       $ 36.250      April 1, 1996 (2)
        -     66,715     66,715       $ 32.500      February 26, 1996 (2)
        -      7,988      7,988       $ 15.000      March 10, 1996 (2)
        -      3,000      3,000       $ 30.000      August 28, 1996 (2)
5,957,347  5,957,347  5,957,355       $  4.000      March 1, 1997 (3)
   20,000     20,000     20,000       $ 30.625      July 14, 1997
        -    282,500          -       $  1.000      December 31, 1997 (1) (2)
  150,000    150,000          -       $  2.000      March 31, 1998
        -     20,000          -       $  1.000      August 3, 1998 (1) (2)
        -          -     56,250       $ 20.000      December 31, 1995 (2)
        -          -    296,667       $ 15.630      June 30, 1997 (2)
        -          -    100,000       $ 16.880      June 30, 1997 (2)
        -          -    337,500       $  4.000      December 31, 1997 (1) (2)
  282,500          -          -       $  0.500      December 31, 1997 (1)
   20,000          -          -       $  0.500      August 3, 1998 (1)
        -          -     20,000       $  1.500      August 3, 1998 (2)
1,550,000          -          -       $  0.500      October 21, 1999
   50,000          -          -       $  0.500      November 1, 2000
   10,500          -          -       $  0.475      July 16, 2001
    8,333          -          -       $  0.416      August 19, 2001
   16,667          -          -       $  0.413      August 20, 2001
   18,519          -          -       $  0.406      October 31, 2001
---------  ---------  ---------
8,083,866  6,509,050  6,866,975
=========  =========  =========

(1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflects the adjustments approved by the Company's Board of Directors.
(2) These options and warrants were canceled or expired, as applicable, in 1995 or 1996 as indicated in the table.

(3)  Class A Warrants.

Options and warrants to purchase 8 and 35 shares were exercised in 1995 and 1994, respectively, at prices of $4.00. No options or warrants to purchase were exercised during 1996.

Stock option plans
------------------

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

Activity in the 1995 Stock Option Plan for the years ended December 31, 1995 and 1996 was as follows:

                                              Weighted Average
                                 Number of     Exercise Price
                                  Shares         Per Share
                                 ---------    ----------------
Outstanding, December 31, 1994     360,500        $  4.08
Canceled                          (302,500)       $  3.83
Granted                            302,500        $  1.00
Expired                            (55,000)       $  4.00

Outstanding, December 31, 1995     305,500        $  1.28
Canceled                          (302,500)       $  1.00
Granted                          1,902,500        $  0.50
Expired                             (3,000)       $ 30.00

Outstanding, December 31, 1996   1,902,500        $  0.50

As of December 31, 1996, options to acquire $1,465,000 shares of the Company's common stock were fully vested and exercisable at a weighted average exercise price of $0.50 per share. The remaining options, which also have a weighted average exercise price of $0.50 per share, will vest in 1997.

If not previously exercised, options outstanding at December 31, 1996, will expire as follows: 282,500 options expire on December 31, 1997; 20,000 options expire on August, 1998;

1,550,000 options expire on October 22, 1999; and 50,000 options expire on November 1, 2000. The weighted average grant date fair value of the options issued during 1996 and the weighted average exercise price of those options amounted to $.034 and $0.50, respectively.

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk-free rates of 5.5% to 6.3%; volatility of 176%, no assumed dividend yield; and expected lives of one to four years.

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

Options which were issued during previous fiscal years at an exercise price of $4.00 per share were revalued at $1.00 per share during 1995. During 1996 the exercise price of these options was reduced to $0.50 per share. In accordance with SFAS 123 the revaluation of the shares constitutes a new issuance of options. Compensation expense of $174,020 was reflected in the pro forma amounts for 1995 for those options revalued in 1995. No expense was reflected in the 1996 pro forma amounts because the value options had declined.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

Drilling commitments

As of December 31, 1996, the Company had completed all its contractual work commitments in Colombia and Peru. As a result of the sale of its wholly-owned Colombia and Peru subsidiaries, the Company has no further obligations in either country.

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

Environmental lawsuit


On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a/ Gold Line Refinery Ltd., American International Petroleum Corporation, American International Refinery, Inc., and Joseph Chamberlain individually (Docket No. 94-396) was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. Responsive pleadings have been filed by AIRI to this action and to the three amendments which added plaintiffs defendants and restructured the plaintiff's claims (deleting some claims and adding new claims). The lawsuit alleges, among other things, that the defendants, including the Company's wholly-owned subsidiary, AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles refinery into the Calcasieu River. The plaintiffs seek an unspecified amount of damages, including special and exemplary damages. AIRI continues to vigorously defend such action. In March 1996, the Company and AIRI filed an Exception of Prescription (the "Exception") which is expected to eliminate most of the plaintiff's claims. The Court ordered a ruling on the

                                       F-24

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

Lease commitments

The Company leases office space under various operating leases expiring in 1997 and 1998. Additional office space is rented on a month-to-month basis. Future minimum payments under operating leases with remaining terms of one year or more consisted of the following at December 31, 1996:

           1997                $ 131,190
           1998                  112,932
                               ---------
Total Minimum lease payments   $ 244,122
                               =========

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                             1996         1995        1994
                             ----         ----        ----
Minimum rentals            $ 307,912    $ 297,502   $ 243,324
Less - sublease rentals      130,437      114,213           -
                           ---------    ---------   ---------
Total                      $ 177,475    $ 183,289   $ 243,324
                           =========    =========   =========

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

NOTE 11 - INCOME TAXES:

Income taxes

The Company uses the asset and liability approach for financial accounting and report for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities. Valuation allowances are recorded to reduce deferred tax assets when it is more likely than not that a tax benefit will not be realized.

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

The components of deferred tax assets and liabilities are as follows:

                                                                       December 31,
                                                                       ------------
                                                                  1996               1995
                                                                  ----               -----
Deferred tax assets:
    Net operating loss carryforwards                           $ 6,942,000      $  9,674,000
    Allowance for doubtful accounts                                721,000           877,000
    Accrued liabilities                                                  -            88,000
    Depreciation, depletion, amortization and impairment          (984,000)         (461,000)
                                                               -----------      ------------
Net deferred tax asset                                           6,679,000        10,178,000
                                                               -----------      ------------
Valuation allowance                                             (6,679,000)      (10,178,000)
                                                               ===========      ============


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

The estimated fair value of the Company's financial instruments is as follows:


                                    1996                             1995
                         -----------------------------   ---------------------------
                           Carrying         Carrying        Carrying        Carrying
                             value            value           value           value
                             ------           ------          ------          ------
Long-term debt           $ 6,766,592      $ 6,766,592     $ 7,302,671     $ 7,352,671

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

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company's operations involve a single industry segment, the exploration, development, production, refining and marketing of oil and natural gas. Its principal oil and gas activities are concentrated in foreign countries. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign-based companies.




Note that Costs and Operating Expenses in Columbia in 1994 of $9,479,273 includes a $6,904,016 charge to expense for the reduction of the carrying costs of oil and gas assets. In addition, operating costs were higher in 1994 compared to 1995 and 1996, primarily due to the incurrence of approximately $182,000 in transportation costs during 1994, where no transportation costs were incurred in 1995 and 1996. Also, the labor and professional staffs were downsized subsequent to 1994, resulting in significant reductions in payroll and technical services costs in 1995 and 1996.


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

      Financial information, summarized by geographic area, is as follows:



                                                  Geographic Segment
                                ----------------------------------------------------        Consolidated
1996                            United States          Columbia             Peru               total
----                            -------------        ------------        -----------        ------------
Sales and other
    operating revenue            $ 2,596,917         $ 1,508,260         $         -        $  4,105,177
Interest income and other
    corporate revenues                                                                             5,337
                                                                                            ------------
Total revenue                                                                               $  4,110,514
Costs and operating
    expense                        1,616,043           1,468,665             200,000           3,284,708
                                -------------        ------------        -----------        ------------
Operating profit (loss)          $   980,874         $    39,595         $  (200,000)     $    825,806
                                =============        ============        ===========        ============

General corporate expense                                                                      2,659,795
Interest expense                                                                               2,818,218
                                                                                             -----------
Net loss                                                                                      (4,652,207)
                                                                                             ===========

Identifiable assets
    at December 31, 1996         $12,895,332         $14,641,646         $ 4,860,559         $32,397,537
                                 ===========         ===========         ===========
Corporate assets                                                                               2,094,894
                                                                                             -----------

Total assets at
    December 31, 1996                                                                        $34,492,431
                                                                                             ===========

Depreciation, depletion
    and amortization rate
    per equivalent barrel
    of oil                       $         -         $      3.77         $         -         $      3.77
                                =============        ============        ===========         ===========

Capital Expenditures,
    net of cost recoveries       $ 1,713,188         $   719,954         $   825,923         $ 3,259,065
                                =============        ============        ===========         ===========


                                                  Geographic Segment
                                ----------------------------------------------------        Consolidated
1995                            United States          Columbia             Peru               total
----                            -------------        ------------        -----------        ------------
Sales and other
    operating revenue            $ 1,403,668         $ 1,214,213         $   166,069        $  2,783,950
Interest income and other
    corporate revenues                                                                            27,358
                                                                                            ------------
Total revenue                                                                               $  2,811,308
Costs and operating
    expense                        1,922,130           1,513,401              65,141           3,500,672
                                -------------        ------------        -----------        ------------
Operating profit (loss)          $  (518,462)        $  (299,188)        $   100,928        $   (689,364)
                                =============        ============        ===========        ============

General corporate expense                                                                      2,611,650
Interest expense                                                                               1,037,308
                                                                                             -----------
Net loss                                                                                      (4,338,322)
                                                                                             ===========

Identifiable assets
    at December 31, 1995         $13,565,280         $14,136,257         $ 4,247,975         $31,949,512
                                 ===========         ===========         ===========
Corporate assets                                                                                 690,850
                                                                                             -----------

Total assets at
    December 31, 1995                                                                        $32,640,362
                                                                                             ===========

Depreciation, depletion
    and amortization rate
    per equivalent barrel
    of oil                       $         -         $      3.86         $         -         $      3.86
                                =============        ============        ===========         ===========

Capital Expenditures,
    net of cost recoveries       $    40,368         $ 1,265,989         $ 1,528,095         $ 3,194,452
                                =============        ============        ===========         ===========


                                                  Geographic Segment
                                ----------------------------------------------------        Consolidated
1994                            United States          Columbia             Peru               total
----                            -------------        ------------        -----------        ------------
Sales and other
    operating revenue            $ 2,094,235         $ 1,169,323         $   122,068        $  3,385,626
Interest income and other
    corporate revenues                                                                           122,888
                                                                                            ------------
Total revenue                                                                               $  3,508,514
Costs and operating
    expense                        1,376,411           9,479,273              41,024          10,896,708
                                -------------        ------------        -----------        ------------
Operating profit (loss)          $   717,824         $(8,309,950)        $    81,044        $( 7,388,194)
                                =============        ============        ===========        ============

General corporate expense                                                                      2,278,942
Interest expense                                                                               1,299,778
                                                                                             -----------
Net loss                                                                                     (10,966,914)
                                                                                             ===========

Identifiable assets
    at December 31, 1994         $14,481,904         $13,580,190         $ 2,717,167         $30,779,261
                                 ===========         ===========         ===========
Corporate assets                                                                               1,450,452
                                                                                             -----------

Total assets at
    December 31, 1994                                                                        $32,229,713
                                                                                             ===========

Depreciation, depletion
    and amortization rate
    per equivalent barrel
    of oil                       $         -         $      5.51         $         -         $      5.51
                                =============        ============        ===========         ===========

Capital Expenditures,
    net of cost recoveries       $         -         $ 3,200,281         $ 2,307,855         $ 5,508,136
                                =============        ============        ===========         ===========

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

Cash paid for interest, net of amounts capitalized, was $808,477, $964,609, and $647,439 during 1996, 1995, and 1994, respectively. Cash paid for corporate franchise taxes was $114,128, $52,050, and $36,001 during 1996, 1995 and 1995, respectively.

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

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of its wholly-owned subsidiaries in Columbia and Peru for cash, stock and the assumption of certain Company debt, including payment of the remaining principal and interest due on its 12% Secured Debentures of an aggregate of approximately $2,362,000.

Note Payable

As part of its February 25, 1997 agreement to sell its subsidiaries in Columbia and Peru, the Company agreed to move up the due date of its $2,108,000 note payable to MG Trade Finance Corp. from March 31, 1998 to September 30, 1997.

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

                     SUPPLEMENTARY OIL AND GAS INFORMATION
               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, 1995

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

                                                       AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES

                                                             SUPPLEMENTARY OIL AND GAS INFORMATION
                                                                          (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS
                                         Colombia                                         Peru
                          ---------------------------------------------  ----------------------------------------
                               1996           1995           1994            1996          1995         1994
Unevaluated property not
 subject to amortization     $ 1,101,277    $ 1,101,277    $ 2,163,201     $ 4,457,964  $ 3,832,041  $ 2,303,946
Proved and unproved
 properties                   31,934,991     31,215,040     28,903,520         200,000            -            -
Accumulated deprecia-
 tion, depletion and
 amortization                 19,870,122     19,364,606     18,832,617         200,000            -            -
                          ---------------------------------------------  ----------------------------------------

Net Capitalized costs       $ 13,166,146   $ 12,951,711   $ 12,234,104     $ 4,457,964  $ 3,832,041  $ 2,303,946
                          =============================================  ========================================







CAPITALIZED COSTS

                                                     Other                                    Total
                                        ---------------------------------   -------------------------------------------
Unevaluated property not                  1996        1995       1994           1996           1995          1994
 subject to amortization
Proved and unproved                      $ 89,389     $ 65,506         -      $ 5,648,630    $ 4,998,824   $ 4,467,147
 properties
Accumulated deprecia-                     371,665      351,257         -       32,506,656     31,566,297    28,903,520
 tion, depletion and
 amortization
                                          371,665      351,257         -       20,441,787     19,715,863    18,832,617
                                        ---------------------------------   -------------------------------------------
Net Capitalized costs
                                         $ 89,389     $ 65,506       $ -     $ 17,713,499   $ 16,849,258  $ 14,538,050
                                        =================================   ===========================================






Costs incurred in oil and gas property acquisition, exploration and development activities





Property acquisition
 costs - proved and
 unproved properties           $      -     $        -     $        -      $--           $   -          $   -         $ -
Exploration Costs                     -         744,549     3,016,741        -               -              -           -
Development costs                719,954        527,595       683,532        -               -              -           -

Results of operations for oil
and gas producing activities

Oil and gas sales            $ 1,364,581    $ 1,104,095    $ 1,083,406      $ -       $ 166,069       $ 122,018          -
                          ---------------------------------------------  ----------------------------------------   ---------
Lease operating costs            611,857        363,600        564,061        -          65,141         41,022           -
Depreciation, depletion
 and amortization                491,732        531,989      6,904,016        -              -             -             -
Provision for reduction
 of oil and gas properties             -              -        670,857        200,000        -             -             -
                          ---------------------------------------------  ----------------------------------------   ---------
                               1,103,589        895,589      8,138,934        200,000       65,141       41,022          -
                          ---------------------------------------------  ----------------------------------------   ---------
Income (loss) before
 tax provision                   260,992        208,506     (7,055,528)             -      100,928       80,996          -
Provision (benefit) for
 income tax                            -              -              -              -            -            -          -
                          ---------------------------------------------  ----------------------------------------   ---------

Results of operations          $ 260,992      $ 208,506   $ (7,055,528)    $ (200,000)   $ 100,928     $ 80,996         $ -
                          =============================================  ========================================   =========





Property acquisition
 costs - proved and
 unproved properties             $ -       $ -              $ -            $ -           $ -
Exploration Costs                  -        - -            744,549   3,016,741
Development costs                  -

Results of operations
for oil and gas                                         719,954        527,595       683,532
producing activities
                                 $ -       $ -      $ 1,364,581    $ 1,270,164   $ 1,205,424
Oil and gas sales         -------------------------   -------------------------------------------
                                   -         -          611,857        428,741       605,083
Lease operating costs
Depreciation, depletion      351,257         -          491,732        883,246       670,857
 and amortization
Provision for reduction            -         -          200,000              -     6,904,016
 of oil and gas properties-------------------------   -------------------------------------------
                             351,257         -        1,303,589      1,311,987     8,179,956
                          -------------------------   -------------------------------------------

Income (loss) before        (351,257)        -           60,992        (41,823)   (6,974,532)
 tax provision
Provision (benefit) for            -         -                -              -             -
 income tax               -------------------------   -------------------------------------------

                           $ (351,257)      $ -         $ 60,992      $ (41,823) $ (6,974,532)
Results of operations     =========================   ===========================================




COSTS NOT SUBJECT TO AMORTIZATION:

The following table summarizes the categories of cost which comprise the amount of unproved properties not subject to amortization.


                                                         December 31,
                                  ------------------------------------------------------------
                                        1996                 1995                 1994
                                        ----                 ----                 ----
Colombia:
  Acquisition costs                $ 1,101,277          $ 1,101,277           $ 1,101,277
  Exploration costs                         -                    -              1,061,924
                                  -----------------    -----------------    ------------------
                                     1,101,277            1,101,277             2,163,201
Peru:
  Exploration costs                  4,457,964            3,832,041             2,303,946
                                  -----------------    -----------------    ------------------
Other
  Acquisition costs                     89,389               65,506                     -
                                  -----------------    -----------------    ------------------

                                    $ 5,648,630          $ 4,998,824           $ 4,467,147
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




                                  United States                  Colombia                        Total
                             -------------------------   --------------------------    --------------------------
                                 Oil          Gas            Oil          Gas              Oil          Gas
                                BBLS         MCF            BBLS         MCF              BBLS         MCF

January 1, 1994                   -           -        4,089,275  11,564,300        4,089,275   11,564,300

  Revisions of
    previous estimates            -           -      (1,192,425)  (3,244,100)      (1,192,425)  (3,244,100)
  Extensions, discoveries
     and other additions          -           -               -            -                -            -
  Production                      -           -        (121,643)           -         (121,643)           -
                       -------------------------   --------------------------    --------------------------
December 31, 1994                 -           -       2,775,207    8,320,200        2,775,207    8,320,200

    Revisions of
      previous estimates          -           -       1,166,258            -        1,166,258            -
  Extensions, discoveries
     and other additions          -           -         302,836    3,061,200          302,836    3,061,200
  Production                      -           -        (137,821)           -         (137,821)           -
                       -------------------------   --------------------------    --------------------------
December 31, 1995                 -           -       4,106,480   11,381,400        4,106,480   11,381,400

  Revisions of
    previous estimates            -           -          34,372    3,298,000           34,372    3,298,000
  Extensions, discoveries
    and other additions           -           -               -            -                -            -
  Production                      -           -        (130,433)           -         (130,433)           -
                       -------------------------   --------------------------    --------------------------

December 31, 1996                 -           -       4,010,419   14,679,400        4,010,419   14,679,400
                       =========================   ==========================    ==========================


                                   United States            Columbia                Total
                                   --------------       ------------------     --------------------
                                   Oil        Gas        Oil        Gas        Oil          Gas
                                   BBLS       MCF        BBLS       MCF        BBLS         MCF

Net proved developed reserves

January 1, 1994                     -          -        992,166   5,155,900    992,166    5,155,900
December 31, 1994                   -          -        899,971   4,160,200    899,971    4,160,200
December 31, 1995                   -          -      1,012,896   5,100,000  1,012,896    5,100,000
December 31, 1996                   -          -        948,721   6,321,100    948,721    6,321,000



Revisions to reserves in 1996 reflect an increase in gas reserves due to the Company's gas field development program and anticipated recompletion of Puli No. 3.

Revisions to crude oil reserves in 1995 reflect the increased working interest participation of the Company in the proved undeveloped reserves due to nonparticipation of the other joint venture partners.

Revisions to crude oil reserves in 1994 reflect the elimination of the Puli No. 3 K4 formation reserves, which were found to be incapable of production due to formation damage. These revisions were partially offset by an increase in the Toqui reserves due to the lower decline rate demonstration during 1994.


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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:


The aggregate change in the standardized measure of discounted future net cash flows was an increase of $9,542,869 and of $2,288,243 in 1996 and 1995 respectively and a decrease of $3,532,119 in 1994. The principal sources of change were as follows:






                                                       For the years ended December 31,
                                         ---------------------------------------------------------------------------------
                                                  1996            1995            1994
                                                  ----             ----            ----

Beginning of year                             $ 12,359,147    $ 10,070,904    $ 13,603,023
Sales and transfer of oil and gas produced,
   net of production costs                        (752,724)       (740,495)       (519,345)
Net changes in prices and production costs       6,764,808         135,987       1,660,800
Extensions, discoveries, additions and
   improved recovery, less related costs              --           660,594            --
Previously estimated development costs
   incurred during the year                        719,954         527,595         683,532
Changes in estimated future
   development costs                              (973,650)     (2,032,144)      1,302,552
Revisions of previous reserve
   quantity estimates                            1,460,849       3,783,148      (5,751,795)
Changes in timing and other                      1,087,717      (1,053,532)     (2,268,165)
Accretion of discount                            1,235,915       1,007,090       1,360,302
                                              ------------    ------------    ------------

                                              ============    ============    ============
End of year                                   $ 21,902,016    $ 12,359,147    $ 10,070,904
                                              ============    ============    ============





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

                                            AMERICAN INTERNATIONAL
                                            PETROLEUM CORPORATION


Dated:  November 19, 1997
                                          By:  /s/ Denis J. Fitzpatrick
                                               Denis J. Fitzpatrick
                                               Chief Financial Officer

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:



By:        /s/ George N. Faris            Date:  November 19, 1997
           George N. Faris, Chairman
           of the Board of Directors
           and Chief Executive Officer


By:        /s/ Denis J. Fitzpatrick       Date:  November 19, 1997
           Denis J. Fitzpatrick
           Vice President, Secretary,
           Principal Financial and
           Accounting Officer


By:        /s/ Donald G. Rynne            Date:  November 19, 1997
           Donald G. Rynne, Director


By:        /s/ Daniel Y. Kim              Date:  November 19, 1997
           Daniel Y. Kim, Director


By:        /s/ William R. Smart           Date:  November 19, 1997
           William R. Smart, Director

                                  Exhibit Index

Exhibit
Number             Description

3.2                Bylaws of the Registrant, as amended

4.8 Form of 8% Redeemable Convertible Debenture due April 1999 and Form of Subscription Agreement relating thereto.


23.1               Consent of Huddleston & Co., Inc., Petroleum and Geological
                   Engineers.


21.1               Subsidiaries of the Registrant

27.1               Financial Data Schedule