Form 10-K/A
period 1996-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-12-19
CIK 799119

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

                                                             For the Years Ended December 31,
                                             1996             1995              1994             1993                1992
Condensed consolidated statement of operations:
  Revenues                           $  4,003,006     $  2,811,308     $   3,508,514    $   3,990,156       $   3,381,453
  Net loss(1)                         (4,652,207)      (4,338,322)      (10,966,914)     (14,139,737)         (4,987,144)
  Net loss per share(2)                    (0.16)           (0.20)            (0.65)           (2.23)              (0.90)

                                                                     At December 31,
                                             1996             1995              1994             1993                1992
Condensed consolidated balance sheet:
  Working capital deficit           $ (9,823,229)    $ (3,402,543)    $     (28,462)   $  (7,507,056)      $  (6,476,996)
  Total assets                         34,492,431       32,640,362        32,229,713       34,996,925          45,391,666
  Total liabilities                    13,164,713       11,349,670        10,255,687       18,878,148          15,685,931
  Long-term debt                        6,766,592        7,302,671         7,770,171       12,034,691           8,218,122
  Stockholders' equity                 21,327,718       21,290,692        21,974,626       16,118,777          29,705,731
  Cash Dividends declared                       0                0                 0                0                   0
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

     At December 31, 1996 the Company had an unrestricted cash balance of $11,000 compared to $162,000 at December 31, 1995. During the year ended December 31, 1996, approximately $551,000 was provided by operations. Net loss for the period totalled $4,652,000 (including $4,815,000 in non-cash elements as follows: provision for depreciation, depletion and amortization of $1,265,000, bad debts of $682,000, a contingent excise tax liability (or for legal expenses related thereto, or both) of $850,000 and inputed interest expenses of $1,216,000 related to the discount of certain convertible debentures. See "Results of Operations Interest Expense" below.) There was also a non-cash charge in 1996 of $200,000 related to a write down of the carrying costs of oil and gas properties in Peru. Approximately $1,115,000 was used during the period to increase current assets other than cash, and approximately $2,352,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations during 1996 was provided, in part, by the issuance of Common Stock and convertible debentures in an aggregate amount of approximately $3,810,000.

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

Other Income

     Other income decreased by approximately $185,000 (52%) during 1996 to $171,000 compared to $356,000 in 1995. This was due primarily to a decrease in interest income of 92% to $19,000, compared to $228,000 in 1995, due to a decrease in funds on deposit during 1996, and to the Company not recognizing $108,000 of interest income during 1996, related to notes due from Gold Line.

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


                           AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                       For the years ended December 31,
                                                           ----------------------------------------------------------
                                                                 1996              1995                   1994

Revenues:
  Oil and gas production and

   pipeline fees                                                $ 1,364,581       $ 1,270,164            $ 1,205,424
  Refinery lease fees                                             2,467,606         1,184,864              2,065,437
  Other                                                             170,819           356,280                237,653
                                                           -----------------  ----------------      -----------------
       Total revenues                                             4,003,006         2,811,308              3,508,514
                                                           -----------------  ----------------      -----------------
Expenses:
  Operating                                                         613,336           432,440                615,934
  General and administrative                                      3,076,357         3,572,337              4,136,276
  Depreciation, depletion and
   amortization                                                   1,265,230         1,396,423              1,500,558
  Interest                                                        2,818,218         1,037,308              1,299,778
  Write-down of oil and gas properties                              200,000                 -              6,904,016
  Provision for bad debts                                           682,072           711,122                 18,866
                                                           -----------------  ----------------      -----------------
       Total expenses                                             8,655,213         7,149,630             14,475,428
                                                           -----------------  ----------------      -----------------

Net loss                                                       $ (4,652,207)     $ (4,338,322)         $ (10,966,914)
                                                           =================  ================      =================

Net loss per share of common stock                                  $ (0.16)          $ (0.20)               $ (0.65)
                                                           =================  ================      =================

Weighted-average number of shares
 of common stock outstanding                                     29,598,832        21,746,719             16,780,865
                                                           =================  ================      =================




The accompanying notes are an integral part of these statements.

                           AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                             --------------------------------------------------------
                                                                  1996                1995               1994
Cash flows from operating activities:

  Net loss                                                   $ (4,652,207)       $ (4,338,322)      $ (10,966,914)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                   2,551,504           1,502,435           1,698,532
     Write-down of oil and gas properties                         200,000               -               6,904,016
     Provision for bad debts                                      682,072            711,122               18,866
     Warrant price adjustment                                       -                   -                 210,588
     Compensation expense                                         424,063             55,814                  -
     Changes in assets and liabilities:
        Accounts and notes receivable                            (681,659)           (537,569)            286,491
        Inventory                                                  44,992             446,519             (55,864)
        Prepaid and other                                        (370,274)            (98,359)             27,586
        Accounts payable and accrued liabilities                2,352,361           1,984,574          (3,233,610)
                                                             ----------------    ----------------  ------------------
      Net cash provided by (used in) operating activities         550,852            (273,786)         (5,110,309)
                                                             ----------------    ----------------  ------------------
Cash flows from investing activities:
  Additions to oil and gas properties                          (1,590,165)         (3,194,454)         (5,556,593)
  Additions to refinery property and equipment                 (1,713,188)             14,284               -
  Proceeds from sales of marketable securities                     -                     -                301,201
  Other                                                           (10,176)            (26,753)             25,037
                                                             ----------------    ----------------  ------------------
             Net cash used in investing activities             (3,313,529)         (3,206,923)         (5,230,355)
                                                             ----------------    ----------------  ------------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                               65,201             (11,593)           (214,630)
  Net increase (decrease) in notes payable                        170,403              66,759            (535,078)
  Increase (decrease) in notes payable
    officers and directors                                          -                    -                (50,000)
  Proceeds from long-term debt                                      -                    -                 60,000
  Repayments of long-term debt                                 (1,434,278)           (467,500)         (3,374,520)
  Proceeds from issuance of common stock and
    warrants, net                                                 745,302           3,111,858          14,977,922
  Proceeds from exercise of stock warrants
    and options                                                      -                     32                 140
  Proceeds from notes receivable for issuance
    of common stock                                                  -                   -                367,064
  Proceeds from issuance of debentures, net                     3,064,889                -                   -
                                                             ----------------    ------------  ------------------
             Net cash provided by financing activities             2,611,517           2,699,556          11,230,898
                                                             ----------------    ----------------  ------------------
Net increase (decrease) in cash and
  cash equivalents                                                  (151,160)           (781,153)            890,234
Cash and cash equivalents at beginning of year                       162,218             943,371              53,137
                                                             ----------------    ----------------  ------------------

Cash and cash equivalents at end of year                           $ 11,058           $ 162,218           $ 943,371
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


                                                   AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                                     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                             Additional           Stock
                                                                   Common stock                paid-in           purchase
                                                              Shares          Amount           capital           warrants
                                                           -------------   -------------    --------------    ---------------


Balance, January 1, 1996                                     24,705,926     $ 1,976,474      $ 74,768,272        $ 1,297,754

Conversions of Debentures                                     6,535,122         522,810         1,477,190             -
Issuance of stock in lieu of current
    liabilities                                                 479,540          38,363           130,539             -
Issuance of stock for compensation                              905,000          72,400           351,663             -
Issuance of common stock - Regulation S                       1,833,333         146,667           598,635             -
Imputed interest on debentures
    convertible at a discount to market                           -               -             1,350,966             -
Net loss for the year                                             -               -                -                  -
                                                           -------------   -------------    --------------    ---------------

Balance, December 31, 1996                                   34,458,921     $ 2,756,714      $ 78,677,265        $ 1,297,754





                                                   Accumulated
                                                     deficit             Total
                                                  ----------------   ---------------

Balance, January 1, 1996                           $ (56,751,808)     $ 21,290,692

Conversions of Debentures                                 -              2,000,000
Issuance of stock in lieu of current
    liabilities                                           -                168,902
Issuance of stock for compensation                        -                424,063
Issuance of common stock                                  -                745,302
Imputed interest on debentures
    convertible at a discount to market                   -              1,350,966
Net loss for the year                               (4,652,207)         (4,652,207)
                                                  ----------------   ---------------

Balance, December 31, 1996                        $ (61,404,015)     $ 21,327,718




         The accompanying notes are an integral part of this statement.


                                                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                 Notes
                                                                              Additional         Stock        receivable
                                                     Common stock               paid-in         purchase     for issuance
                                                Shares           Amount         capital         warrants       of stock
                                            ---------------   -------------  --------------   -------------  --------------

Balance, January 1, 1995                        19,099,048     $ 1,527,924    $ 71,595,370     $ 1,297,754       $ (32,936)

Warrants exercised                                       8               1              31          -                -
Issuance of stock in lieu of current                                                                -
  liabilities                                      728,205          58,256         430,994          -                -
Issuance of stock for compensation                  10,000             800          19,512          -             32,936
Issuance of common stock - Regulation S          4,868,665         389,493       2,722,365          -                -
Net loss for the year                               -                -                -             -                -
                                            ---------------   -------------  --------------   -----------  --------------

Balance, December 31, 1995                      24,705,926     $ 1,976,474    $ 74,768,272     $ 1,297,754     $     -
                                            ===============   =============  ==============   =============  ==============




                                                      Accumulated
                                                        deficit            Total
                                                    -----------------  ---------------


Balance, January 1, 1995                             $ (52,413,486)    $ 21,974,626

Warrants exercised                                          -                    32
Issuance of stock in lieu of current
  liabilities                                               -               489,250
Issuance of stock for compensation                          -                53,248
Issuance of common stock - Regulation S                     -             3,111,858
Net loss for the year                                  (4,338,322)       (4,338,322)
                                                  -----------------  ---------------

Balance, December 31, 1995                          $ (56,751,808)     $ 21,290,692
                                                   =================  ===============





         The accompanying notes are an integral part of this statement.


                               AMERICAN  INTERNATIONAL  PETROLEUM  CORPORATION  AND  SUBSIDIARIES

                                      CONSOLIDATED  STATEMENT  OF  CHANGES  IN  STOCKHOLDERS'  EQUITY


                                                                                                               Notes
                                                                      Additional          Stock               receivable
                                             Common stock               paid-in          purchase            for issuance
                                         Shares          Amount         capital          warrants              of stock
                                        --------         -------       ---------        ----------           -------------

 Balance, January 1, 1994                7,064,233        565,139    $  57,000,210       $   -                $    -

 Issuance of stock and warrants:
   Private placement                       120,000          9,600          140,400           -                     -
   Rights offering                      11,262,548        901,003       13,029,165       1,297,754                 -
 Conversion of debentures                  633,334         50,667          899,333           -                     -
 Issuance of stock for payment of
   notes payable                             8,525            682           12,105           -                     -
 Issuance of stock in lieu of current
   liabilities                              10,373            830           14,729           -                     -
 Issuance of stock for note receivable        -              -               -               -                  (400,000)
 Payment received on note receivable          -              -               -               -                   367,064
 Exercise of warrants                          35              3              137            -                     -
 Adjustment to exercise price of warrants     -              -            210,588            -                     -
 Expired stock dividends - Aztec              -              -            288,703            -                     -
 Net loss for the year                        -              -               -               -                     -
                                       ----------    ------------  --------------     ------------
 Balance, December 31, 1994            19,099,048    $  1,527,924  $   71,595,370     $  1,297,754       $    (32,936)
                                       ==========    ============  ==============     ============





                                                              Accumulated
                                                               deficit                 Total
                                                           --------------            ---------

 Balance, January 1, 1994                                 $  (41,446,572)         $ 16,118,777

 Issuance of stock and warrants:
   Private placement                                              -                    150,000
   Rights offering                                                -                 15,227,922
 Conversion of debentures                                         -                    950,000
 Issuance of stock for payment of
   notes payable                                                  -                     12,787
 Issuance of stock in lieu of current
   liabilities                                                    -                    15,559
 Issuance of stock for note receivable                            -                  (400,000)
 Payment received on note receivable                              -                   367,064
 Exercise of warrants                                             -                       140
 Adjustment to exercise price of warrant                          -                   210,588
 Expired stock dividends - Aztec                                  -                   288,703
 Net loss for the year                                      (10,966,914)          (10,966,914)
                                                        ------------------      --------------

 Balance, December 31, 1994                                 (52,413,486)         $ 21,974,626
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

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of (i) the estimated future net revenues from the properties, discounted at 10%, (ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. As a result of applying this policy, the Company charged $6,904,016 to expense in 1994 for the reduction of carrying costs of oil and gas assets, due primarily to net downward revisions to crude oil reserves in Colombia. The independent resevoir engineer's report of Estimated Future Reserves and Revenues is based on information available "as of" the date of such Report. Upward or downward revisions to the estimated value and volume of oil and gas reserves may occur based on circumstances occurring, and information obtained, subsequent to the date of the engineer's report. The Report for 1994 was subsequently revised downward, primarily to reflect the elimination of oil and gas reserves previously included in the Puli-3 well's K-4 Formation, which Formation was subsequently found to be incapable of producing due to formation damage. These downward revisions were partially offset by an increase in the Toqui reserves due to lower decline rates. (See "Supplementary Oil and Gas Information for the Years
Ended December 31, 1996, 1995, 1994 - Oil and Gas Reserves.

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

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. Based on the status of ongoing discussions with the IRS during 1996, the Company determined that it should increase the allowance for this contingency from $250,000 (recorded in 1995) to $1.1 million as of year-end 1996.


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