Form 10-Q/A
period 1997-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-12-19
CIK 799119

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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)




                                               1997               1996
                                         -----------------      ------------
                                                                (RESTATED)

Revenues:
  Oil and gas production and
   pipeline fees                             $    260,579    $    304,192
  Refinery lease fees                                --           568,596
  Other                                            35,250          50,818
                                             ------------    ------------
       Total revenues                             295,829         923,606
                                             ------------    ------------
Expenses:
  Operating                                        98,765         112,098
  General and administrative                    1,648,538         598,505
  Depreciation, depletion and
   amortization                                   250,743         324,545
  Interest                                        573,041         421,931
  Unrealized loss on marketable securities      1,753,750            --
  Provision for bad debts                           5,118            --
  Loss on sale of subsidiaries                    563,667            --
                                             ------------    ------------
       Total expenses                           4,893,622       1,457,079
                                             ------------    ------------

Net loss                                     $ (4,597,793)   $   (533,473)
                                             ============    ============

Net loss per share of common stock           $      (0.13)   $      (0.02)
                                             ============    ============

Weighted-average number of shares
 of common stock outstanding                   36,281,693      25,961,481
                                             ============    ============





        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)



                                                                     1997                 1996
                                                                ----------------    -----------------

Cash flows from operating activities:
  Net loss                                                        $(4,597,793)   $  (533,473)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                         586,247        563,447
     Unrealized loss on marketable securities                       1,753,750           --
     Provision for bad debts                                            5,118           --
     Loss on sale of subsidiaries                                     563,667           --
     Changes in assets and liabilities:
        Accounts and notes receivable                                 316,906        246,956
        Inventory                                                      56,974         15,450
        Prepaid and other                                              56,155          6,157
        Accounts payable and accrued liabilities                       99,665       (708,323)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities    (1,159,311)      (409,786)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (331,349)      (649,254)
  Additions to refinery property and equipment                       (561,268)          --
  Other                                                              (101,098)      (263,647)
                                                                  -----------    -----------
             Net cash used in investing activities                   (993,715)      (912,901)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                    9,414        226,223
  Net increase (decrease) in notes payable                           (237,162)       (23,511)
  Proceeds from long-term debt                                      1,746,820      1,350,000
  Repayments of long-term debt                                     (1,536,614)      (740,607)
  Proceeds from issuance of common stock and
    warrants, net                                                     439,770        779,089
  Proceeds from exercise of stock warrants
    and options                                                           560           --
  Proceeds from sale of subsidiaries                                1,729,287           --
                                                                  -----------    -----------
             Net cash provided by financing activities              2,152,075      1,591,194
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                       (951)       268,507
Cash and cash equivalents at beginning of year                         11,058        162,218
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $    10,107    $   430,725
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

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

1.       STATEMENT OF INFORMATION FURNISHED


The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1997, the results of operations for the three month periods ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1996 Annual Report on Form 10-K/A.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1996 Annual Report on Form 10-K/A.


2.   MARKETABLE SECURITIES


Marketable Securities held by the Company are "available-for-sale securities" and were valued by the Company in the MIP Transaction (See discussion below)at a basis of $2.00 per share. They had a market value of $1.60 per share at March 31, 1997, resulting in an unrealized loss of $1,754,000 for the period. Because the decline in market value was deemed to be other than temporary, the unrealized loss was charged to earnings as incurred.


3.   OTHER LONG TERM ASSETS


The Company received a two-year, 5%, $3,000,000 exchangeable (convertible) debenture from Mercantile International Petroleum Inc. ("MIP") as partial proceeds from the sale of its South American operations. One-half of the principal, or $1.5 million, was callable or convertible in one year and was therefore recorded as a current asset. The Company recorded the net present value of this debenture assuming that one-half the principal was repaid after one year. It utilized an interest rate of 12%, reduced to 7% by the 5% coupon attached to the debenture.

In addition to the above debenture, the Company also received, as partial proceeds from the sale of its South American operations, the right to receive a portion of the revenues derived from future drilling in the purchased oilfields by MIP (the "Performance Earn-out"). The Company assumed that 1/3 of the Performance Earn-Out would be paid at the end of each of the years three, four and five following the sale. The Company recorded the net present value of these payments utilizing an interest rate of 12%, reduced to 4% by the 8% coupon attached to the Performance Earn-Out payment, pursuant to the terms of the agreement.

The discounted value of these long-term assets were recorded at an aggregate of $3,600,000, less the current portion of the debenture of $1.5 million.


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



During the quarter ended March 31, 1997, the Company utilized $4,598,000 for operations, which reflects approximately $2,909,000 in non-cash provisions, including depreciation, depletion an amortization of $586,000, loss on write-down of marketable securities acquired in the MIP Transaction of $1,754,000, provision for bad debts of $5,000, and loss on sale of subsidiaries of $564,000. Approximately $13,000 was used during the period to increase current assets other than cash, and $100,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations was provided, in part, by the issuance of Common Stock and net increase in long-term debt in an aggregate amount of $651,000, and from the sale of subsidiaries of $1,729,000.


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

Because of non-payment of lease fees and other items of default under the terms of its lease agreement with the Company, Gold Line was evicted from the Refinery premises on March 20, 1997. The Company has filed suit against Gold Line to recover unpaid lease fees and other items totaling approximately $1.8 million. Because Gold Line has defaulted and has been evicted from the Refinery, processing fees due from Gold Line for the first quarter of 1997, of approximately $443,000, were not recognized or recorded during this period. All past due amounts from Gold Line recorded by the Company have been previously reserved. A trial has been scheduled for May 15, 1997 to hear the case. The Company believes that it will prevail in all, or substantially all, of its claims against Gold Line, although no assurance of this can be given. However, even if the Company does obtain a favorable judgment, no assurance can be given that the Company will be able to collect on any such judgment.


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

RESULTS OF OPERATIONS

For the Three Months Ended March 31, 1997 as compared to the Three Months Ended March 31, 1996

The following table highlights the Company's results of operations for the three months ended March 31, 1997 and 1996.

                                                       For The Three Months
                                                          Ended March 31,
                                                       1997          1996
                                                      -------      ----------
Exploration and Production Activity:

Colombian Properties:(1)
----------------------------

Revenues - Oil Sales (OOO's)                          $    261         $    304
Lease Operating Expenses (OOO's)                      $     99         $    111
Production Volume - Bbls                                18,625           36,766
Average Price per Bbl                                 $  14.01         $   8.27
Production Cost per Bbl                               $   5.31         $   3.01
DD&A per Bbl                                          $   3.77         $   3.77

Peru Properties:                                            (2)              (2)
----------------------------

Refinery Operations:(3)

Refinery Lease Fees (OOO's)                           $      0         $    569
Average Daily Throughput                                 9,838           12,635
Average Throughput                                    $   0.50         $   0.50


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

Refinery Operations:


Lease fees of approximately $443,000 earned through March 20, 1997 were not recorded (see "Mangement's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".)

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