Form 10-Q/A
period 1997-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-12-19
CIK 799119

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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)




                                               1997              1996
                                          ------------     -----------------
                                                               (RESTATED)

Revenues:
  Oil and gas production and
   pipeline fees                             $    260,579    $    641,246
  Refinery lease fees                                --         1,117,318
  Other                                            88,342         131,375
                                             ------------    ------------
       Total revenues                             348,921       1,889,939
                                             ------------    ------------
Expenses:
  Operating                                        98,765         216,665
  General and administrative                    2,709,231       1,287,028
  Depreciation, depletion and
   amortization                                   382,366         647,453
  Interest                                      1,415,411       1,495,538
  Unrealized loss on marketable securities      3,393,727            --
  Provision for bad debts                           5,118            --
  Loss on sale of subsidiaries                    563,667            --
                                             ------------    ------------
       Total expenses                           8,568,285       3,646,684
                                             ------------    ------------

Net loss                                     $ (8,219,364)   $ (1,756,745)
                                             ============    ============

Net loss per share of common stock           $      (0.22)   $      (0.07)
                                             ============    ============

Weighted-average number of shares
 of common stock outstanding                   37,558,266      25,961,481
                                             ============    ============








        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                     1997                 1996
                                                                ----------------    -----------------

Cash flows from operating activities:
  Net loss                                                        $(8,219,364)   $(1,756,745)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                         831,599      1,657,024
     Unrealized loss on marketable securities                       3,393,727           --
     Provision for bad debts                                            5,118           --
     Loss on sale of subsidiaries                                     563,667           --
     ISSUANCE OF STOCK FOR SERVICES                                   134,219
     Changes in assets and liabilities:
        Accounts and notes receivable                                 223,074       (27,537)
        Marketable securities                                            --             --
        Inventory                                                      56,974         52,525
        Prepaid and other                                              47,070         22,699
        Accounts payable and accrued liabilities                       98,681       (718,652)
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities    (2,865,235)      (770,686)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (451,181)      (779,664)
  Additions to refinery property and equipment                     (1,677,450)       (20,431)
  Other                                                              (212,547)      (169,661)
                                                                  -----------    -----------
             Net cash used in investing activities                 (2,341,178)      (969,756)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                   35,261        201,223
  Net increase (decrease) in notes payable                           (237,162)       (45,533)
  Proceeds from long-term debt                                      3,405,000      1,810,000
  Repayments of long-term debt                                     (1,915,234)    (1,035,178)
  Proceeds from sale of marketable securities                       1,757,069           --
  Proceeds from issuance of common stock and
    warrants, net                                                     439,770        762,803
  Proceeds from exercise of stock warrants
    and options                                                           560           --
  Proceeds from sale of subsidiaries                                1,729,287           --
                                                                  -----------    -----------
             Net cash provided by financing activities              5,214,551      1,693,315
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                      8,138        (47,127)
Cash and cash equivalents at beginning of year                         11,058        162,218
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $    19,196    $   115,091
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

2.       MARKETABLE SECURITIES

Marketable Securities held by the Company are "available-for-sale-securities" and were valued by the Company in the MIP Transaction (see discussion below) at a basis of $2.00 per share. They had a market value of $1.60 and $1.10 per share at March 31, 1997 and June 30, 1997, respectively, resulting in an unrealized loss of $1,754,000 and $1,640,000, for the two periods, respectively. Because the decline in market value was deemed to be other than temporary, the unrealized loss was charged to earnings as incurred.

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

AIRI has offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office provide technical advice to its Appeal officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wanted to negotiate a settlement.

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. During the second quarter of 1997, the Company increased the allowance for this contingency by approximately $189,000 in response to the status of its ongoing settlement discussions with the IRS. The increase resulted in a total aggregate allowance for this contingency of $1.3 million as of June 30, 1997.

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

During the six months ended June 30, 1997, the Company utilized $8,085,000 for operations, which reflects approximately $4,794,000 in non-cash provisions, including depreciation, depletion an amortization of $832,000, loss on write-down of marketable securities acquired in the MIP Transaction of $3,394,000, provision for bad debts of $5,000, and loss on sale of subsidiaries of $564,000. Approximately $116,000 was used during the period to increase current assets other than cash, and $99,000 was provided by an increase in accounts payable and accrued liabilities. Cash for operations was provided, in part, by the sale and distribution of marketable securities of $1,757,000 and the issuance of Common Stock and net increase in long-term debt in an aggregate amount of $1,930,000, and from the sale of subsidiaries of $1,729,000.

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

Because of non-payment of lease fees and other items of default under the terms of its lease agreement with the Company, Gold Line was evicted from the Refinery premises on March 20, 1997. The Company filed suit against Gold Line to recover unpaid lease fees and other items totaling approximately $1.8 million and received a judgment related thereto of approximately $1.5 million. Because Gold Line has defaulted and has been evicted from the refinery, processing fees due from Gold Line of approximately $443,000 for the first quarter of 1997 were not recognized or recorded during that period. All past due amounts from Gold Line recorded by the Company have been previously reserved. On August 8, 1997, Gold Line filed for protection under Chapter 11 of the U.S. Bankruptcy Code; therefore no assurance can be given that the Company will be able to collect on this judgment.

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

RESULTS OF OPERATIONS

For the Six Months Ended June 30, 1997 as compared to the Six Months Ended June 30, 1996

The following table highlights the Company's results of operations for the six months ended June 30, 1997 and 1996.

                                          For The Six Months
                                             Ended June 30,


                                             1997           1996
                                           --------     ----------
Exploration and Production Activity:

         Colombia Properties: (1)

         Revenues - Oil Sales (000's)       $    261    $    641
         Lease Operating Expenses (000's)   $     99    $    212
         Production Volume - Bbls             18,625      73,098
         Average Price per Bbl              $  14.01    $   8.77
         Production Cost per Bbl            $   5.31    $   2.90
         DD&A per Bbl                       $   3.77    $   3.77


         Peru Properties:                         (2)         (2)
                                           --------     ---------


Refinery Operations: (3)

         Refinery Lease Fees (000')         $      0    $  1,047
         Average Daily Throughput              9,838      11,574
         Average Throughput Fee             $   0.50    $   0.50
                                             --------   --------

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

Refinery Operations:

Lease fees of approximately $443,000 earned through March 20, 1997 were not recorded (see "Management Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources.")

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