Form 10-Q/A
period 1997-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1997-12-19
CIK 799119

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
                                            ============   ============

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)


                                                1997           1996
                                            ------------   ------------
                                                             Restated
Revenues:
  Oil and gas production and
   pipeline fees                            $    260,579   $    941,760
  Refinery lease fees                                 --      1,780,280
  Other                                          192,080        167,873
                                            ------------   ------------
       Total revenues                            452,659      2,889,913
                                            ------------   ------------
Expenses:
  Operating                                       98,765        392,885
  General and administrative                   3,128,085      2,210,298
  Depreciation, depletion and
   amortization                                  565,776        931,704
  Interest                                     4,999,168      1,934,958
  Unrealized loss on marketable securities     3,798,765             --
  Provision for bad debts                          5,118             --
  Loss on sale of subsidiaries                   563,667             --
                                            ------------   ------------
       Total expenses                         13,159,344      5,469,845
                                            ------------   ------------

Net loss                                    $(12,706,685)  $ (2,579,932)
                                            ============   ============

Net loss per share of common stock          $      (0.32)  $      (0.08)
                                            ============   ============

Weighted-average number of shares
 of common stock outstanding                  39,140,084     30,406,476
                                            ============   ============

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                     1997          1996
                                                                 ------------   -----------
Cash flows from operating activities:
  Net loss                                                       $(12,706,685)  $(2,579,932)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion and amortization                       3,918,639     2,038,894
     Unrealized loss on marketable securities                       3,798,765            --
     Provision for bad debts                                            5,118            --
     Loss on sale of subsidiaries                                     563,667            --
     Non-cash provision for services                                  174,219       421,875
     Changes in assets and liabilities:
        Accounts and notes receivable                                 289,058      (273,932)
        Inventory                                                      56,974       258,521
        Prepaid and other                                             (63,431)       48,430
        Accounts payable and accrued liabilities                     (157,577)      486,557
                                                                 ------------   -----------
            Net cash provided by (used in) operating activities    (4,121,253)      400,413
                                                                 ------------   -----------
Cash flows from investing activities:
  Additions to oil and gas properties                                (939,805)   (1,122,400)
  Additions to refinery property and equipment                     (2,758,794)   (1,056,909)
  Proceeds from sale of marketable securities                       2,404,739            --
  Proceeds from sale of subsidiaries                                1,729,287            --
                                                                                -----------
  Other                                                              (605,791)     (200,023)
                                                                 ------------   -----------
             Net cash used in investing activities                   (170,364)   (2,379,332)
                                                                 ------------   -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                   35,261        97,253
  Net increase (decrease) in notes payable                           (237,162)       34,593
  Proceeds from long-term debt                                     10,536,600     1,810,000
  Repayments of long-term debt                                     (3,675,657)     (714,675)
  Proceeds from issuance of common stock and
    warrants, net                                                     442,270       762,802
  Proceeds from exercise of stock warrants
    and options                                                       388,635            --
                                                                 ------------   -----------
             Net cash provided by financing activities              7,489,947     1,989,973
                                                                 ------------   -----------
Net increase (decrease) in cash and
  cash equivalents                                                  3,198,330        11,054
Cash and cash equivalents at beginning of year                         11,058       162,218
                                                                 ------------   -----------

Cash and cash equivalents at end of year                         $  3,209,388   $   173,272
                                                                 ============   ===========

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                             Additional     Stock
                                                          Common stock         paid-in     purchase   Accumulated
                                                       Shares      Amount      capital     warrants      deficit         Total
                                                     ----------  ----------  -----------  ----------  ------------   ------------

Balance, December 31, 1996                           34,458,921  $2,756,714  $78,677,265  $1,297,754  $(61,404,015)  $ 21,327,718

Conversions of Debentures                             4,674,311     373,943    2,379,279          --            --      2,753,222
Issuance of stock for interest in oil &
    gas properties -- Regulation S                    1,750,000     140,000    4,955,313          --            --      5,095,313
Issuance of stock for services                          250,000      20,000      116,719          --            --        136,719
Issuance of stock for compensation                      100,000       8,000       32,000          --            --         40,000
Issuance of stock in lieu of accounts payable           224,046      17,924       97,909          --            --        115,833
Issuance of stock purchase warrants with debentures          --          --    1,539,071          --            --      1,539,071
Exercise of warrants                                    784,221      62,739      325,896          --            --        388,635
Issuance of common stock -- Regulation S              1,635,593     130,847      308,923          --            --        439,770
Imputed interest on debentures
    convertible at a discount to market                      --          --    1,763,459          --            --      1,763,459
Net loss for the period                                      --          --           --          --   (12,706,685)   (12,706,685)
                                                     ----------  ----------  -----------  ----------  ------------   ------------

Balance, September 30, 1997                          43,877,092  $3,510,167  $90,195,834  $1,297,754  $(74,110,700)  $ 20,893,055
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

The unaudited results of operations for the three and nine months ended September 30, 1996 have been restated to reflect accounting for various convertible debentures issued during those periods, which were convertible at a discount to market, as reflected in Note 7 of the Company's Form 10-K/A for the fiscal year ended December 31,1996.

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

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. During the third quarter of 1997, discussions with the IRS indicated that the allowance for this contingency should be increased by $200,000 to $1.5 million. Such increase was recorded by the Company in August 1997. In November 1997, the Company reached an agreement (the "Agreement") with the IRS to settle this matter by paying an aggregate of $646,633 in tax plus interest accrued for the applicable periods involved. The method and timing of such payment is now being discussed with IRS Collections in Houston, Texas. The Company has submitted a proposal to the IRS that calls for payment of the tax and interest over a period of approximately one-year. In the Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability. The Company continues to maintain that is not liable for the excise taxes at issue, but agreed to settle the dispute at a significantly lower amount of liability in order to bring this long-running issue to a conclusion. The Agreement has confirmed the adequacy of the Company's previously recorded aggregate allowance for this contingency.


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

In the past, the Company has borrowed funds from MG Trade Finance Corp. ("MGTF"). As part of the MIP Transaction, the Company agreed to change the maturity date for payment of the unpaid balance due to MGTF (currently $2,108,000) to September 30, 1997 from March 31, 1998. The Company pledged 1,000,000 shares of the MIP Shares to further secure the Loan Agreement with MGTF. On October 1, 1997 the Company paid the remaining principal and interest due on the Loan Agreement with some of the proceeds it received from the sale of debentures during the third quarter of 1997. The MIP shares, as well as all of the outstanding shares of its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI"), also pledged to MGTF as collateral, have been returned to the Company by MGTF and the liens and mortgages related thereto are in the process of being released.

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


The Company will be responsible for managing the License operations and funding all obligations therefor. Such obligations could amount to $14.5 million during the next five years, approximately one-half of which must be expended during the next three years for seismic and drilling. The Company is currently having discussions with various oil companies who have expressed a preliminary interest in participating in the exploitation of the License area.


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

Results of Operations

For the Nine Months Ended September 30, 1997 as compared to the Nine Months Ended September 30, 1996

The following table highlights the Company's results of operations for the nine months ended September 30, 1997 and 1996.

                                              For The Nine Months
                                              Ended September 30,

                                                1997        1996
                                                ----        ----
Exploration and Production Activity:

      Colombia Properties: (1)

      Revenues - Oil Sales (000's)              $261        $942
      Lease Operating Expenses (000's)          $ 99        $391
      Production Volume - Bbls                18,625      99,069
      Average Price per Bbl                   $14.01       $9.51
      Production Cost per Bbl                  $5.31       $3.95
      DD&A per Bbl                             $3.77       $3.77


      Peru Properties:                          (2)         (2)


Refinery Operations: (3)

      Refinery Lease Fees  (000')               $  0      $1,780
      Average Daily Throughput                 9,838      12,531
      Average Throughput Fee                   $0.50       $0.50

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

Refinery Operations:

Lease fees of approximately $443,000 earned through March 20, 1997 were not recorded (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources.")

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