Form 10-K
period 1997-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1998-04-15
CIK 799119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1997

                         Commission file number 0-14905


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


             Nevada                                       13-3130236
 (State of other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)


              444 Madison Avenue, New York, NY            10022
          (Address of principal executive offices)     (Zip Code)


        Registrant's telephone number, including area code (212) 688-3333 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of April 6, 1998 was approximately $187,000,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock of the Registrant outstanding as of April 6, 1998 was 48,994,257.

                                     PART I

Item 1.  BUSINESS

General

American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name in 1982. The Company implemented the production and processing of asphalt, vacuum gas oil and other products at its subsidiary's Lake Charles, Louisiana refinery the first quarter of 1998 utilizing low-cost, low-gravity, high-sulpher crudes from Mexico and Venezuela and is engaged in oil and gas exploration and development in western Kazkastan. The Company is also seeking other oil and gas projects in the United States, Russia and Central Asia.

The Company's wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") is the owner of a refinery in Lake Charles, Louisiana (the "Refinery"). A certain portion of the Refinery, a 30,000 barrel-per-day crude distillation tower (the "Crude Unit") was leased by AIRI to Gold Line Refining Ltd. ("Gold Line"), an independent refiner, from 1990 to March 20, 1997 under a lease agreement (the "Lease Agreement") between AIRI and Gold Line. See "Domestic Operations - Refinery" below. The Company is now operating the Refinery with its own personnel to produce asphalt and other products. See "Domestic Operations - Refinery" below. The Company's wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK") is the owner of a 70% working interest in a 20,000 square kilometer exploration block in western Kazakstan. See "International Exploration and Development" below. 1229329 Ontario ("Ontario"), a wholly-owned subsidiary of the Company organized under the laws of the Province of Ontario, Canada, was created specifically to enable the Company to margin or sell in Canada shares of common stock of Mercantile International Petroleum Inc. ("MIP"), which the Company received as partial proceeds from an asset sale, which occurred on February 25, 1997 when the Company sold all of the issued and outstanding shares of common stock of its wholly-owned oil and gas exploration and production subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC"), in an arms length transaction (the "MIP Transaction"). See "International Exploration and Development - Sale of South American Subsidiaries" below. In February 1998, the Company organized another wholly-owned subsidiary, American Eurasia Petroleum Corporation ("AEPC"), to conduct business in Russia and in Central Asia. The term the "Company" includes AIPC, AIRI, AIPCC, PAIPC, AIPK, Ontario, and AEPC, unless the context otherwise requires.

Prior to the MIP Transaction and the implementation of its Kazakstan operations, the Company's principal oil and gas properties consisted of (i) between 40% and 80% of the working interest in all oil and/or gas wells drilled on approximately 33,000 acres in the Puli Anticline and the Toqui-Toqui fields, located in the Middle Magdalena Region of Colombia, South America and (ii) 65% of the working interest in approximately 27,000 acres of exploratory and development contract rights in the Talara Basin in Peru, South America.

The discussions included herein contain forward-looking statements that involve risks and uncertainties, including the Company's continuing losses, working capital deficits, the marketability of the Company's securities obtained from MIP in connection with the MIP Transaction, the ability to enter into profitable contracts to utilize the Refinery, completion of construction projects and financing of refinery operations, the timely development and financing of new oil and gas projects, the impact of competitive products and pricing, and other risks detailed from time to time in the Company's SEC reports.

Domestic Operations

Refinery

In July 1988, AIRI acquired the Refinery, which is located on 30 acres of land bordering the Calcasieu River near Lake Charles, Louisiana. The Company also owns 22 acres of vacant waterfront property adjacent to the Refinery and another 45 acres of vacant land across the highway from the Refinery. The river connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. Most of the Refinery's feedstock and refined products are handled through the Refinery's barge dock at the river.

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

In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit (the "VDU") which was dismantled and moved to the Refinery. Construction of the VDU on the Refinery site was completed in 1993 and, for various economic reasons, the VDU has been idle since then. However, the Company recently completed the expansion of, and certain enhancements to the Crude Unit, VDU, and other components of the Refinery to enable the Company to produce conventional and polymerized asphalt, vacuum gas oil ("VGO"), diesel, and other products.

Total petroleum storage capacity at the Refinery is 725,000 barrels. Storage tanks on the Refinery's land include 275,000 barrels of crude storage, 370,000 barrels of storage for finished product sales and 80,000 barrels of product rundown storage. The Refinery also has 20,000 barrels of waste water storage capacity.

The Crude Unit was leased by AIRI to Gold Line from 1990 to March 20, 1997 under the Lease Agreement. The Lease Agreement was terminated because Gold Line was in default under the terms thereof. The Company filed suit for damages and received a judgment in its favor of $1.5 million. However, since Gold Line has filed for protection under Chapter 11 of the Bankruptcy Code, and there are certain secured creditors who have made significant claims against Gold Line, the total of which claims may exceed the total value of Gold Line's assets, the collectability of this judgment by the Company is uncertain.

With the recent termination of the Lease Agreement on March 20, 1997, the Company has staffed and operates the Refinery with its own employees and all operations are now under the direct control of its management. Although the primary focus at the Refinery will be the production of conventional and polymerized asphalt and VGO, it will also produce roofing flux and smaller quantities of light-end products such as naphtha, fuel oil, diesel, and jet kerosene. With the completion of the Refinery expansion, the Company now has a basic foundation upon which to build its planned asphalt business.

In addition to the manufacturing and sale of asphalt, VGO, roofing flux, and other products, the Company is capable of utilizing its facility as a toll processing terminal to provide a service to blend and polymerize asphalt for other companies. The Company's VGO can be sold to major gasoline refining companies and other refiners, which are prevalent in the Gulf Coast and use VGO as a feedstock for their catalytic cracking units. Although the Company has not signed any long-term agreements to sell VGO, there is a continuous demand for VGO, and the Company has received, and continues to receive, numerous inquiries from local and out-of-state refiners interested in purchasing VGO from the Refinery. Marketing of VGO and other non-asphalt products produced in the Refinery (constituting approximately 40% of the Refinery's production) is to be handled directly by Refinery personnel.

The Company's anticipated asphalt terminalling and marketing operations for conventional and polymerized asphalt will initially be applicable only to the local truck rack paving market within an approximate 100 mile radius of the Refinery. This market segment represents approximately 25% of the total capacity of the Refinery. All other asphalt manufacturing and marketing opportunities, wholesale barge and rail car, or retail truck for roofing asphalts, industrial grade asphalts, and all other conventional and polymerized asphalt products will be developed by the Company beginning in 1998. The Company has engaged Materials Resources, Inc. ("MRI") as exclusive sales representative to market the Refinery's truck rack paving asphalt in Louisiana. MRI is an established supplier of asphalt, emulsions and aggregates in Louisiana, Mississippi and east Texas. In February 1998, the Company hired an asphalt sales manager for business in the State of Texas.

Recent Developments

In February 1998, the construction necessary to expand and enhance the Refinery was completed and the sale of asphalt commenced. The Company has not completed negotiations of any feedstock crude oil supply agreements, but it is currently in the midst of separate supply agreement negotiations with the Mexican and Venezuelan governments and major oil companies for the upcoming processing season.

ST. MARKS REFINERY

In March 1998, the Company signed an agreement, subject to certain conditions, to purchase the 20,000 barrels per day St. Marks Refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida in a tax free exchange of stock worth up to $4.5 million. If the Company decides not to purchase the 55-acre facility, it has agreed to an annual evergreen lease of the Refinery under specific terms and conditions.

The primary advantage to the Company of the St. Marks acquisition or lease, is the immediate increase of its retail presence from two to five states along the U.S. Gulf Coast, plus a 50% increase in storage tank capacity by adding 33 more tanks totaling more than

460,000 barrels to the Company assets. This transaction provides an opportunity for the Company to double the retail sales capacity of petroleum products manufactured at its Lake Charles, Louisiana Refinery through access to new asphalt product markets plus jet fuel, diesel and industrial fuel oil sales in Florida, Georgia and Alabama.

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

In order to secure AIRI's obligations under the Loan Agreement, AIRI granted MGTF a first priority security interest in the Refinery and in substantially all of the remainder of AIRI's assets. The Company also guaranteed AIRI's obligations under the Loan Agreement and pledged to MGTF all of the capital stock of AIRI. Pursuant to the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares (as adjusted) of the Company's common stock, par value $.08, (the "Common Stock") at an exercise price of $7.50 per share, exercisable at any time prior to June 30, 1994 (the "MGTF Warrants"). The expiration dates of 246,667 of the MGTF Warrants were extended to June 30, 1997, and the exercise price was adjusted to $15.63 per share of common stock.

In April 1993, the Company negotiated an amendment to the Loan Agreement whereby MGTF reduced the balance of the loan by $750,000 through the exercise of 100,000 warrants to purchase common stock of the Company. Also, in consideration for rescheduling the loan, MGTF received a fee of $100,000 and a warrant to acquire 100,000 shares of the Company's common stock at $16.88 per share. Such warrant was exercisable at any time prior to June 30, 1997. In July 1995, MGTF released all of its then-existing warrants for cancellation and received new warrants to purchase 150,000 shares of the Company's common stock at $2.00 per share anytime prior to March 31, 1998. These warrants were exercised by MGTF in October 1997.

As part of certain negotiations related to the MIP Transaction, the Company and MGTF agreed to change the due date of the unpaid balance of the Loan Agreement of $2,108,000 to September 30, 1997 from March 31, 1998. In October 1997, the Company paid the total balance due on the Loan Agreement.

INTERNATIONAL EXPLORATION AND PRODUCTION

Generally, oil and gas exploration is extremely speculative, involving a high degree of risk. Even if reserves are found as a result of drilling, profitable production from reserves cannot be assured.

Recent Developments

ZAO NAFTA

On March 18, 1998, the Company signed an agreement with Zao Nafta ("ZN") a Russian closed stock company (the "Option") in which the Company received a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses (the "Licenses") in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres.

The Russian government companies, who performed the initial exploration program in these regions, estimated total aggregate proven recoverable reserves on the Licenses to be approximately 35 million barrels of oil.

Should the Company decide to complete the transaction, pending confirmation of proven reserves and modification of certain license conditions, the Company would become Operator and would have complete control of all operations. It would also be required to make a minimum investment during the first 24 months of $25 million for the rework of 16 existing wells (which tested an aggregate rate of 6,200 barrels of oil per day), construction of all necessary infrastructure, seismic investigations, and processing and drilling of new wells. ZN agreed to use its best efforts to have the minimum investment requirement reduced by approximately 25% to $17.6 million, although such reduction is not a requirement for completion of the transaction.

The Company agreed to pay $11 million for the 75% working interest, $4.7 million in cash and stock and $6 million from 25% of its future net production, including a refundable $300,000 cash payment for the option. After closing, the Company intends to commence a $2 million rework program on the 16 existing shut-in wells on the Samara license and place the wells in a productive mode of operation as soon as practicable. These shut-in wells are located in a developed area, with the necessary productive infrastructure in place to enable prompt sale of oil production, if and when this occurs.

Sale of South American Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") to MIP in an arms length transaction.

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued (giving account to the contingent portion thereof which, pursuant to GAAP, was not recorded by the Company) at up to approximately $20.2 million, determined as follows:

      (a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC.
      (b) Assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000.
      (c)  4,384,375 shares of MIP Common Stock (the "MIP Shares").
      (d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or the Company may demand payment on that date of $1.5 million of the principal balance thereof.
      (e) A $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.
      (f) Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax Benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia.

The Company utilized a substantial portion of the cash proceeds of the sale to repay the outstanding balance to MGTF on its 12% Secured Debentures, due December 31, 1997, to pay other debts, expand its refinery, and for general corporate use.

Kazakstan Agreement

On May 12, 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK"), entered into an agreement with MED Shipping and Trading S.A. ("MED"), a Liberian corporation with offices in Frankfurt, Germany, to buy from MED, in exchange for a combination of cash and stock, 70% of the stock of MED Shipping Usturt Petroleum Ltd. ("MSUP"), a Kazakstan corporation which owns 100% of the working interest in a Kazakstan Concession (the "License Area"). The Concession is located approximately 125 kilometers from Chevron's multi-billion-barrel Tengiz Oil field near the Caspian Sea, and is bordered to the west by both Oryx/Exxon and Amoco licenses and to the south by an ELF Acquitane license. Independent, preliminary, evaluation indicates potential recoverable reserves from 8 structures in the Concession area from Jurassic Age sandstones. Eight additional structures have been identified but have not been evaluated.


The Company paid $100,000 in cash and 300,000 shares of its Common Stock to MED in return for the option to acquire a 40% working interest in the License Area. Further negotiations resulted in an increase in the working interest to 70%. As consideration for its 70% interest in MSUP, the Company issued an additional 2,950,000 shares of its Common Stock, and warrants to purchase an aggregate of 500,000 shares of its Common Stock at an exercise price of $2.00 per share.


The definitive agreement under which MSUP is to explore and evaluate hydrocarbon reserves in the License Area provides for the payment of a commercial bonus of 0.5% of reserve value, a subscription bonus of $975,000, and grants MSUP the exclusive right to a production license upon commercial discovery. The term of the license is five years and may be extended for an additional 4 years. The five-year minimum work program required by the license calls for MSUP to acquire and process 3,000 kilometers of new seismic data, reprocess 500 kilometers of existing seismic data, and drill 6,000 linear meters. Initial production up to 650,000 barrels is exempt from royalty, which otherwise ranges between 6% and 26%, to be negotiated in conjunction with a production agreement with the government. Income tax has been set at 30% and social programs payments at $200,000 annually during exploration. MSUP will be required to expend a minimum of $14.75 million over five years, of which $6.3 million is required in the initial three years. In addition, MSUP assumed an obligation to pay the Kazakstan government three annual payments of $200,000 each, beginning in July 1998, for the purchase of existing seismic and geological data on the License Area. AIPK recently contracted with two geophysical companies to acquire 2D seismic data on the License Area. One geophysical company is to concentrate on the Chikuduk, a 60 kilometer-long structure previously identified in the eastern section of the License Area, and the other will focus on areas west of the Chikuduk. The seismic is intended to assist in a determination of the feasibility of further exploration and potential siting of future exploratory drilling.


Other Financings

In March 1994, the Company completed an offering of rights to its shareholders. Each right was exercised for $3.00, and the holder received two shares of common stock and one redeemable warrant to acquire an additional share of common stock at any time prior to March 1, 1996 at an exercise price of $4.00 per share. The expiration date of these warrants was extended to April 9, 1998, but the exercise price remained at $4.00 per share.

Since the MIP Transaction and the termination of its Lease Agreement with Gold Line, the Company has had no revenues from operations. Although it has utilized some of the proceeds from the MIP Transaction to fund the Refinery expansion and start-up processes, its activities in Kazakstan and other operations, such proceeds were inadequate to satisfy all of the Company's debt obligations and capital requirements. Therefore, during 1997, the Company issued various promissory notes, common stock, and convertible debentures in exchange for an aggregate of approximately $20.5 million through certain private placement and agreements, most of which were issued in reliance upon the safe harbor provided by Regulation S as promulgated under the Securities Act of 1933, as amended (the "Act"). The Company utilized most of the cash proceeds from these private placements to fund its operations and activities at the Refinery and in Kazakstan, for payment of debt, and for general corporate purposes.

Competition

The geographic location of the Refinery in Lake Charles, La. gives the Company a distinct freight advantage over other asphalt suppliers in the area. Most of the Company's competition in its planned asphalt manufacturing business will come from those refiners that do not have downstream processing choices such as the Company's. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from the Company's refinery to the nearest competing truck rack asphalt producing refinery ranges from 150 to over 200 miles away. The Company's major competitor for barge sales is located over 400 miles farther away from the Company's major markets than the Refinery. This distance equates to more than $1.30 per barrel freight advantage to the Company into the same markets.

Due to highly volatile crude oil prices and environmental regulation, many small oil refineries have ceased or curtailed production. The Company also believes, although no assurance of this can be given, that the high costs of constructing new refineries, as well as the cost of updating and modifying inactive existing refineries will discourage new competition in the asphalt and refining businesses.

The oil and gas industry, including oil refining, is highly competitive. The Company is in competition with numerous major oil and gas companies and large independent companies for prospects, skilled labor, drilling contracts, equipment and product sales contracts. Many of these competitors have greater resources than the Company's.

Revenues generated by the Company's oil and gas operations and the carrying value of its oil and gas properties are highly dependent on the prices for oil and natural gas. The price which the Company receives for the oil or natural gas it may produce is dependent upon numerous factors beyond the control of the Company's management, the exact effect of which cannot be predicted. These factors include, but are not limited to, (i) the quantity and quality of the oil or gas produced, (ii) the overall supply of domestic and foreign oil or gas from currently producing and subsequently discovered fields, (iii) the extent of importation of foreign oil or gas, (iv) the marketing and competitive position of other fuels, including alternative fuels, as well as other sources of energy,
(v) the proximity, capacity and cost of oil or gas pipelines and other facilities for the transportation of oil or gas, (vi) the regulation of allowable production by governmental authorities, (vii) the regulations of the Federal Energy Regulatory Commission governing the transportation and marketing of oil and gas, and (viii) international political developments, including nationalization of oil wells and political unrest or upheaval. All of the aforementioned factors, coupled with the Company's ability or inability to engage in effective marketing strategies, may affect the supply or demand for the Company's oil, gas and other products and, thus, the price attainable therefor.

Financial Information Relating to Foreign and Domestic Operations and Export
Sales

The table below sets forth, for each of the last three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of the Company's geographical areas, and the amount of its export sales.

Sales to unaffiliated customers:                           1997           1996              1995

    United States                                    $    23,298        $2,596,917       $1,403,668
    Colombia                                             292,947         1,508,260        1,214,213
    Peru                                                    *               *           166,069
    Kazakstan                                               -               -                 -

Sales or transfers between geographic areas:
    United States                                           -               -                 -
    Colombia                                                -               -                 -
    Peru                                                    -               -                 -
    Kazakstan                                               -               -                 -

Operating profit or (loss):
    United States                                    (1,165,890)           980,874        (518,462)
    Colombia                                           (170,424)            39,595        (299,188)
    Peru                                                    *            (200,000)          100,928
    Kazakstan                                               -               -                 -

Identifiable assets:
    United States                                     21,159,627        12,895,332       13,565,280
    Colombia                                                -           14,641,646       14,136,257
    Peru                                                    -            4,860,559        4,247,975
    Kazakstan                                         11,724,477            -                 -

Export sales:                                               -               -                 -


*Information was not available due to dispute with partner, which dispute was settled subsequent to the MIP Transaction. See Item 1 "Business - General".

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

Marketing

After satisfactorily completing the qualification requirements and asphalt facility inspection, the Company has received approval from the Louisiana Department of Transportation ("LADOT") Materials Inspection Division to have its paving asphalt products placed on the QPL-41 list of eligible suppliers. This enables the Company to bid on state and federal highway projects in the State of Louisiana and provides an asphalt quality assurance endorsement for non-state and federal projects as well. The Company has begun an aggressive campaign to secure asphalt supply sales agreements with Louisiana hot mix manufacturers both at recent highway bid lettings and through private conventional paving projects.

In the Texas market, the Company has begun to expand its truck rack retail asphalt marketing efforts with the recent hiring of an asphalt sales manager with over 30 years experience in the Texas asphalt market. A recent inspection by the Texas Department of Transportation ("TXDOT") materials division resulted in an approval for the Company to bid on state and federal highway projects throughout Texas.

The Company has been very successful with its initial lettings in both Louisiana and Texas and has already secured orders and sales agreements in excess of several million dollars for its polymerized and conventional asphalt products. In addition, the Company is investigating the possibility of establishing two more truck rack retail locations outside the 100 mile radius of its current facility. These market opportunities have the potential to increase the Company's expansion into new profitable retail sales outlets at greater net-back margins than can be achieved in the wholesale barge markets. The Company is committed to continue an aggressive, expanding, retail market growth program across the Gulf Coast and into other various profitable geographic areas.


Lease fees from Gold Line accounted for approximately 0%, 60% and 42% of the Company's 1997, 1996 and 1995 revenues, respectively. On March 20, 1997, the Company terminated the Lease Agreement with Gold Line.

Oil and Gas


Effective May 1, 1994, AIPCC entered into an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. This contract was a 6-month renewable fixed-price sales contract for all crude oil produced by the Company from the Toqui-Toqui field. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and had an average price, net of transportation costs, an average price to the Company less transportation cost, of approximately $11.81 and $9.98 per barrel of oil in each of 1997 and 1996, respectively. In Peru, PAIPC's contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to PAIPC of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel of oil in each of 1997 and 1996, respectively, provided a net price to the Company of approximately $10.75 and $10.75 per barrel of oil, respectively.


Sales of the Company's crude oil to Carbopetrol S.A. in Colombia accounted for 29%, 24%, and 39% of the Company's 1997, 1996 and 1995 revenues, respectively. Sales to Ecopetrol accounted for approximately 11%, 9%, and 10% of the Company's 1997, 1996 and 1995 revenues, respectively.

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

Employees

As of April 1, 1998, the Company employed 73 persons on a full-time basis, including 11 persons who are engaged in management, accounting and administrative functions for AIPC and 60 who are employed by AIRI on a full-time basis, including 10 persons who are engaged in management and administrative functions, and 2 who are employed by AIPK in management and administrative positions. The Company frequently engages the services of consultants that are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company believes that relations with its employees are satisfactory.

Item 2.  PROPERTIES

Office Facilities


The Company leases approximately 2,900 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased effective November 1, 1994 for a period of four years at a monthly rental rate of $7,325. In addition, the Company leases approximately 3,400 square feet of office space in Houston, Texas at a monthly rental of $3,607. This lease expires in November 30, 1998..

The Company also owns 87 acres of land in Lake Charles, Louisiana where the Refinery is located. In addition to the structures and equipment comprising the Refinery facility (See "Item 1 - Business - Domestic Operations - Refinery"), the Refinery assets include a 4,400 square foot office building, a new 2,200 square foot asphalt plant office, and a state-of-the-art laboratory, and two metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 4,300 square feet.


Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which the Company owned a working interest on December 31, 1997, and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

The table below indicates the Company's developed and undeveloped acreage as of December 31, 1997.

               Gross          Gross          Net            Net
             Developed     Undeveloped     Developed     Undeveloped
              Acreage       Acreage        Acreage        Acreage

Kazakstan      -            4,734,097          -          3,313,868


The table below indicates the Company's gross and net oil and gas wells as of December 31, 1997. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                              Productive Wells
                              ----------------

                Total            Oil               Gas
                -----            ---               ---
            Gross   Net      Gross   Net      Gross    Net

Kazakstan    --     --         --    --        --      --


Oil and Gas Production

The table below indicates the Company's net oil and gas production, by country, for each of the three years in the periods ended December 31, 1997, 1996, 1995, along with the average sales prices for such production during these periods.

                                         Production
                                         ----------

                   Oil (in      Average Net Sales       Gas      Sales Price
                   Barrels)     Price (per Barrel)   (in mcf)     (per mcf)
                   --------     ------------------   --------     ---------

1997-Colombia       18,625           $11.81             --           --
     -Peru            *                 *                *            *
     -Kazakstan      --                --               --           --

1996-Colombia      130,433           $10.46             --           --
     -Peru            *                 *               --           --

1995-Colombia      137,821            $8.01             --           --
     -Peru          17,794             9.29             --           --


Average foreign lifting costs in 1997, 1996 and 1995 were approximately $5.31, $4.69 and $2.75 per equivalent barrel of oil, respectively.

*Information not available due to dispute with partner, which dispute was resolved subsequent to the MIP Transaction.

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

                                Colombian Reserves
                                                                       Future
                                                                       Revenues
                         Net Oil                         Future       Discounted
                        (Barrels)    Net Gas (mmcf)     Revenues        at 10%

Proved Developed
     Producing           917,522        1,121.1        $9,379,548     $5,899,502

Proved Developed
     Non-Producing        31,199        5,200.0         4,070,584      2,274,369

Proved Undeveloped     3,061,698        8,358.3        28,474,585     14,183,770
                       ---------        -------        ----------     ----------

          TOTAL        4,010,419       14,679.4       $41,924,717    $22,357,641
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

The data used in the Huddleston & Co. estimates were obtained from the Company and were assumed to be accurate by Huddleston & Co.. Basic geologic, engineering and field performance data are now maintained on file by MIP.

Drilling

The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.

                                 1997                            1996                         1995
                         ---------------------           ------------------            -----------------
                         Gross             Net           Gross          Net            Gross         Net
Exploratory Wells:
        South America
        Oil                  -               -            1.00         1.00            2.00         2.00
        Gas                  -               -               -            -               -            -
        Dry                  -               -               -            -            1.00         1.00
                                                             -            -            ----         ----
        TOTAL                -               -            1.00         1.00            3.00         3.00

Development Wells:
        South America
        Oil                  -               -            1.00          .65            2.00         1.30
        Gas                  -               -               -            -               -            -
        Dry                  -               -               -            -               -            -
        TOTAL                -               -            1.00          .65            2.00         1.30
                        ------          ------            ----          ---            ----         ----

TOTAL                        -               -            2.00         1.65            5.00         4.30
                        ======          ======            ====         ====            ====         ====


Item 3. LEGAL PROCEEDINGS


Except as described below, there is no material litigation pending to which the Company is a party or to which any of its properties is subject. Further, except as described below, there are no proceedings known to be contemplated by United States or foreign persons or governmental authorities relating to either the Company or its properties.

In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claims that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the then existing requirements and that such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wanted to negotiate a settlement. In November 1997, the Company reached an agreement (the "IRS Agreement") with the IRS to settle this matter by agreeing to pay an aggregate of $646,633 in tax, plus interest accrued for the applicable periods involved. The method and timing of such payment is now being discussed with IRS Collections in Houston, Texas. The Company's proposal calls for the payment of the tax and interest over a period of approximately one year. In the IRS Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability. The Company continues to maintain that it is not liable for the excise taxes at issue, but agreed to settle the dispute at a significantly lower amount of liability in order to bring this long-running issue to conclusion.

In January 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1997 the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was placed into escrow in October 1997. The plaintiffs attorneys are preparing the necessary release forms in order to disburse the funds, which release is expected to be completed soon.

NESTE TRIFINERY V. AMERICAN INTERNATIONAL REFINERY, INC. ETC. CAUSE NO. 98-11453; IN THE 269TH JUDICIAL DISTRICT; IN AND FOR HARRIS COUNTY, TEXAS

Plaintiff, Neste Trifinery ("Neste"), has filed suit in a Harris County District Court against the Company and its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI"). Neste has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery;
(1) breach of contract, (2) disclosure of confidential information; and (3) tortious interference with existing contractual relations. Generally, Neste has alleged that in connection with the due diligence conducted by the Company and AIRI of the business of Neste, the Company and AIRI had access to confidential or trade secret information and that the Company and AIRI have exploited that information, in breach of an executed Confidentiality Agreement, to the detriment of Neste. Neste seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

In addition to seeking the recovery of compensatory and punitive damages, Neste sought injunctive relief. Specifically, Neste sought to enjoin the Company and AIRI form: (1) offering employment positions to the key employees of Neste; (2) contacting the suppliers, joint venture partners and customers of Neste in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Neste and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Neste. The Company and AIRI have asserted to a general denial to the allegations asserted by Neste. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March 27, 1998, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Neste in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes.

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for he

Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. The federal court action remains pending, but Neste has agreed to remove its product from the St. Marks facility by April 25, 1998. The Company presently plans to deliver product to the St. Marks, Florida facility and begin marketing operations during the last week of April, 1998.

The Company and AIRI are vigorously defending the Texas matter, and the Company's counsel does not anticipate an unfavorable outcome, although a definitive outcome is not yet determinable.


Item 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  None

                                     PART II


Item 5.          MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                 STOCKHOLDER MATTERS

The Company's Common Stock and its Class A Warrants are traded on NASDAQ/NMS under the symbols "AIPN" and "AIPNW", respectively (the Class A Warrants expired on April 9, 1998). The following table sets forth, for the periods indicated, the range of closing high and low bid prices of the Common Stock and the Class A Warrants as reported by NASDAQ. These quotations represent prices between dealers, do not include retail markups, markdowns or commissions and do not necessarily represent actual transactions.

                                   Common Stock                       Class A Warrants
                                   ------------                       ----------------
                            High Bid             Low Bid        High Bid            Low Bid
                            --------             -------        --------            -------
1998     First Quarter        $4.91                $3.19           $2.19              $0.75

1997     First Quarter        $0.73                $0.31           $0.22              $0.06
         Second Quarter        0.69                 0.41            0.66               0.06
         Third Quarter         7.13                 0.44            4.00               0.13
         Fourth Quarter        6.50                 3.19            3.75               1.31

1996     First Quarter        $0.88                $0.50           $0.19              $0.13
         Second Quarter        0.69                 0.44            0.16               0.06
         Third Quarter         0.59                 0.38            0.16               0.06
         Fourth Quarter        0.73                 0.31            0.12               0.06

At April 6, 1998, the Company had approximately 1,633 shareholders of record of its Common Stock. The Company estimates that an additional 12,000 shareholders hold Common Stock in street name.

Dividend Policy

The policy of the Board of Directors is to retain earnings to finance the operations and development of the Company's business. Accordingly, the Company has never paid cash dividends on its Common Stock, and no cash dividends are contemplated to be paid in the foreseeable future.


Item 6.                  SELECTED FINANCIAL INFORMATION


The following selected financial data for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein:


                                                              For the Years Ended December 31,
                                    --------------------------------------------------------------------------------------
                                          1997             1996              1995             1994                 1993
                                          ----             ----              ----             ----                 ----
Condensed consolidated statement of operations:
     Revenues                        $    827,964     $  4,003,006       $  2,811,308    $    3,508,514     $    3,990,156
     Net loss(1)                       17,953,621      (4,652,207)        (4,338,322)      (10,966,914)       (14,139,737)
     Net loss per share(2)                 (0.43)           (0.16)             (0.20)            (0.65)             (2.23)

                                                                           At December 31,
                                    --------------------------------------------------------------------------------------
                                          1997              1996               1995            1994                 1993
                                          ----              ----               ----            ----                 ----
Condensed consolidated balance sheet:

     Working capital                 $  (693,676)     $(9,823,229)       $(3,402,543)    $     (28,462)     $  (7,507,056)
     Total assets                      41,839,860       34,492,431         32,640,362        32,229,713         34,996,925
     Total liabilities                  9,335,479       13,164,713         11,349,670        10,255,687         18,878,148
     Long-term debt                           -0-        6,766,592          7,302,671         7,770,171         12,034,691
     Stockholders' equity              32,504,381       21,327,718         21,290,692        21,974,626         16,118,777
     Cash Dividends declared                  -0-              -0-                -0-               -0-                -0-
     -----------------------


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

Item 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


At December 31, 1997, the Company had unrestricted cash of $3,721,000 and $735,000 worth of marketable securities. During the year ended December 31, 1997, approximately $7,441,000 was used in operations. Net loss for the period totaled $17,954,000 (including $12,775,000 in non-cash elements, primarily:
$774,000 in depletion and depreciation costs, $2,568,000 in certain bond and loan costs, loss on marketable securities of $6,053,000, adjustment of restated stock options of $745,000, adjusted loss on the sale of subsidiaries of $564,000, and inputed interest expenses of $1,899,000 related to the discount of certain convertible debentures. (See "Results of Operations-Interest Expense" below). Approximately $2,028,000 was used during the period to increase current assets other than cash, mostly for oil feedstock inventory, and approximately $17,000 was used to decrease accounts payable and accrued liabilities. Additional uses of funds during 1997 included additions to oil and gas properties of $2,664,000 and additions to refinery property and equipment of $5,582,000. Cash for operations during 1997 was provided, in part, by the issuance of Common Stock and convertible debentures in an aggregate amount of approximately $20,503,000, and from proceeds derived from the exercise of warrants and options of $1,272,000.


During the years ended December 31, 1996 and December 31, 1995, the Company generated net losses of $4,652,000 and $4,338,000, respectively. Cash flow provided by and used in operations in 1996 and 1995, totaled $551,000 and $274,000, respectively. Cash flow from operations was adjusted for depreciation, depletion and amortization of $2,552,000 and $1,502,000 in 1996 and 1995, respectively, and non-cash provisions for bad debts in 1996 and 1995 of $682,000 and $711,000, respectively. Additionally, $1,007,000 and $189,000 in 1996 and 1995, respectively, were invested in current assets other than cash. Accounts payable increased by $2,352,000 and $1,985,000 in 1996 and 1995, respectively. Additional uses of funds included investments in oil and gas properties during 1996 and 1995 of $1,590,000 and $3,194,000, respectively, net of certain recoverable costs, and additions to refinery property and equipment of $1,713,000 in 1996. Total cash used in operations and investment activity during the years ended December 31, 1996 and 1995 was $2,763,000 and $3,481,000,
respectively. Cash was provided primarily from outside sources, including $3,810,000 and $3,112,000 from the issuance of Common Stock and/or convertible debentures during 1996 and 1995, respectively.


On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") in an arms length transaction (the "MIP Transaction") to Mercantile International Petroleum Inc. ("MIP"). The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued, giving account to the contingent portion thereof, which was not recorded by the Company pursuant to GAAP, at up to approximately $20.2 million, determined as follows:


(a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC.
(b)  Assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000.
(c)  4,384,375 shares of MIP common stock (the "MIP Shares").
(d) A two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or the Company may demand payment on that date of $1.5 million of the principal balance thereof.
(e) A $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum.
(f) Up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax Benefit Deductions") is less than $50 million but more than $20 million) payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions available to AIPCC on future tax filings in Colombia.

Since the MIP Transaction, the Company has sold approximately 1.4 million MIP Shares for total net proceeds of approximately $2 million. These proceeds were used primarily for working capital needs and payment of debt. In January 1998, the Company exercised its right, pursuant to the Exchangeable Debenture, to demand payment from MIP on February 25, 1998 of $1.5 million of the principal balance thereof, which payment, along with accrued interest, was paid to the Company by MIP in February 1998.

Since the closing of the MIP Transaction and the termination of its Lease Agreement with Gold Line in the first quarter of 1997, the Company has had no revenues from operations, until late in the first quarter of 1998 when it implemented product sales at the Refinery. Although it has utilized some of the proceeds from the MIP Transaction to fund the Refinery expansion and start-up processes, its activities in Kazakstan and other operations, such proceeds were inadequate to satisfy all of the Company's debt obligations and capital requirements. Therefore, during 1997, the Company issued various promissory notes and convertible debentures in exchange for an aggregate of approximately $20.5 million through certain private placement and agreements, most of which were issued in reliance upon the safe harbor provided by Regulation S as promulgated under the Act. In addition, the Company received approximately $1.3 million and $794,000 from the exercise of Company's warrants during 1997, and during the first quarter of 1998, respectively. The Company utilized most of the cash proceeds from these transactions to fund its operations and activities at the Refinery and in Kazakstan, for payment of debt, and for general corporate purposes.

The Company's recent agreement with the IRS (See "Item 3 - Legal Proceedings") calls for the Company to pay $646,633 in excise taxes, plus interest occurred for the applicable periods. The Company has submitted a proposal to the IRS which would enable the Company to pay the tax and interest due over a period of approximately one year; the tax would be paid in four equal quarterly installments and the interest would be paid in a lump sum at the end of the annual payment period. Should the Company utilize the entire proposed pay-off period to pay the tax and interest, the total amount paid would be approximately $1.5 million.

During the next twelve months, excluding its pending acquisitions in Florida and Russia, discussed above, the Company expects to expend up to $25 million, of which approximately $9 million is expected to be spent on costs associated with its Kazakstan project, $12 million for debt payment and other corporate uses, and the remainder for its refinery activities. However, if the Company obtains a joint venture partner in Kazakstan, its capital expenditure requirements there would be significantly less than $9 million during the next twelve months.

In February 1998, the construction necessary to expand and enhance the Refinery was essentially completed and the Company began the processing of crude oils to produce asphalt and other products. The Company was very successful with its January and February 1998 bids in Texas and Louisiana in recent lettings for asphalt. In essentially one month it secured several million dollars worth of orders for polymerized and conventional asphalt products. Beginning in the second quarter of 1998, it plans to process an average of approximately 10,000 barrels of crude oil feedstock per day.

The Company has warrants outstanding which, if exercised, would provide it with approximately $14 million to fund its capital and other commitments. However, there can be no assurance that a sufficient number of warrants will be exercised to provide the Company with all of the capital it requires. In addition, the Company is having discussions with various companies who have expressed an interest in participating with the Company in its endeavors in Kazakstan and in Louisiana.

In April 1998, the Company reached an Agreement with certain institutional investors which will provide it with up to $52 million in private debt and equity financing (the "Debt and Equity Financing") to be used by the Company on an as needed basis over a two year period. Initial funding could start as early as April 20, 1998, pending the execution of definitive documents scheduled for April 15, 1998. Depending on its needs, the Company could use a portion or all of the facility. The closing of the Debt and Equity Financing will ensure that the Company has the capital necessary to fund its obligations and operations, at least through the year ended December 31, 1999.

The Company plans to utilize its existing working capital and proceeds from the exercise of warrants until the cash flows anticipated from its asphalt operations in 1998 are sufficient in nature to satisfy its needs. In the event the Debt and Equity Financing is not consummated, or a sufficient number of warrants are not exercised, or if the Company is unable to obtain sufficient alternative financing, or if its asphalt operations are less successful than anticipated, certain projects may be delayed or canceled.

Impact of Changing Prices


The Company's revenues, its ability to repay indebtedness and the carrying value of its oil and gas properties owned are affected from time to time by changes in oil and gas prices. Oil and natural gas prices are subject to substantial seasonal, political and other fluctuations that are beyond the ability of the Company to control. Since crude oil prices are an important determining factor in the carrying value of oil and gas assets, significant reductions in the price of crude oil could require non-cash write-downs of the carrying value of those assets.


Results of Operations


The following table highlights the results of operations for the years ended December 31, 1997, 1996 and 1995.

                                                                 For the Years Ended December 31,
                                                   ------------------------------------------------------
                                                     1997                 1996                   1995
Exploration and Production Activity:

Colombia Properties(1):





     Revenue - Oil Sales (000's)                      $261                $1,365                  $1,104
     Lease Operating Expenses (000's)                  $99                  $612                    $364
     Production Volume - Barrels                    18,625               130,433                 137,821
     Average Price per Bbl                          $14.01                $10.46                   $8.01
     Production Cost per Bbl                         $5.31                 $4.69                   $2.65
     DD&A per Bbl (2)                                $3.77                 $3.77                   $3.86

Peru Properties (3)(4):

     Revenue - Oil Sales (000's)                         -                     -                    $166
     Lease Operating Expenses (000's)                    -                     -                     $65
     Production Volume - Bbls                            -                     -                  17,794
     Average Price per Bbl                               -                     -                   $9.29
     Production Cost per Bbl                             -                     -                   $3.66
     DD&A per Bbl                                        -                     -                       -


Refinery Operations(5):
     Refinery Lease Fees (000's)                         -                $2,468                  $1,185
     Average Daily Throughput (Bbls)                     -                13,138                   8,116
     Average Throughput Fee                              -                  $.50                   $0.40
     ----------------------

(1) Reflects activity through the closing of the MIP Transaction on February 25, 1997.


(2) Excludes provision for reduction of oil and gas properties of $200,000 in 1996.


(3) Information for 1996 was not available due to a dispute with a joint venture partner.

(4) No DD&A was calculated since all properties and related capital expenditures in Peru were considered as unevaluated and therefore were excluded from the DD&A calculation in each of 1997, 1996 and 1995.

(5) Earned lease fees of $442,714 in 1997 were not recorded as revenues due to circumstances surrounding the cancellation of the Lease Agreement. See "Business - Domestic Operations - Lease Agreement".

Refinery Operations

For the Year Ended December 31, 1997 compared to the Year Ended December 31,
1996


The Company leased the Refinery to Gold Line from 1990 until March 20, 1997 when the Company terminated the Lease Agreement. As lessee, Gold Line was responsible for all operating costs of the refinery. The Company charged Gold Line a fee for each barrel of feedstock processed at the Refinery. The fee during 1995 was $0.40 per barrel of throughput, which increased to $0.50 per barrel on January 1, 1996 and continued at this level until the Lease was terminated.

During the short period of time in which Gold Line operated the Refinery in 1997, it processed approximately 885,000 barrels of product, creating a liability of approximately $443,000 in lease fees due to the Company. Because of previous non payment of lease fees and other items of default under the terms of the Lease Agreement, Gold Line was evicted from the Refinery premises on March 20, 1997, and subsequently filed for protection under Chapter 11 of the Bankruptcy Code. See "Business - Domestic Operations - Refinery". Due to these circumstances no refinery lease fee revenues were recorded for 1997.


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

Oil and Gas Production Activity

For the Year ended December 31, 1997 compared to the Year Ended December 31,
1996

The results of operations for Colombia and Peru for 1997 reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries, compared to twelve full months of operations in 1996.

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

Other Income

For the Year ended December 31, 1997 compared to the Year Ended December 31,
1996


Other income increased during 1997 to approximately $567,000 from $171,000 in 1996, due primarily to a $446,000 increase in interest income in 1997 to $465,000, compared to $19,000 in 1996. This improvement is attributable to an increase in funds on deposit during 1997 compared to 1996 and to an accretion of interest on notes receivable of $168,000 during 1997. An additional increase of approximately $50,000 was attributable to a non-cash income item as a result of a negotiated reduction in certain accounts payable. These increases were partially offset by decreases of approximately $102,000 in foreign exchange rate gains and other income in Colombia and Peru in 1997 compared to 1996.


For the Year ended December 31, 1996 compared to the Year Ended December 31,
1995


Other income decreased by approximately $185,000 (52%) during 1996 to $171,000 compared to $356,000 in 1995. This was due primarily to a decrease in interest income of 92% to $19,000, compared to $228,000 in 1995, related to a decrease in funds on deposit during 1996, and to the Company not recognizing $108,000 of interest income during 1996, related to notes due from Gold Line.


General and Administrative

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996


Total General and Administrative expenses (G&A) increased during 1997 by approximately $1,551,000 or 50% compared to 1996, primarily due to non-cash charges of $745,000 from the extension of expiration dates on certain outstanding employee stock options and $225,000 for stock options issued for investor relations costs. A non-recurring $695,000 payroll expense to partially compensate key employees whose salaries had remained unchanged for the past five years was also incurred. Property insurance and property taxes increased by $123,000 and $167,000, respectively, which costs were previously paid by Gold Line prior to its eviction from the Refinery in March 1997. Legal fees increased by approximately $87,000, primarily related to certain legal matters involving Gold Line during the year. During the expansion of the Company's Refinery , which commenced during 1996, approximately $622,000 of G&A expenses were capitalized to the project in 1997, compared to $275,000 capitalized in 1996.


For the Year ended December 31, 1996 compared to the Year ended December 31,
1995


Total General & Administrative Expenses ("G&A") decreased during 1996 by $496,000 or 14% compared to 1995. There was an additional $400,000 increase in 1996 in the provision for excise tax compared to the $250,000 provision charged in 1995. Decreases in other G&A expenses during 1996 compared to 1995 were: decrease in payroll expense of $95,000, decrease in professional and consulting fees of $93,000, decrease in insurance costs of $56,000, and an increase in the capitalized and reimbursed G&A expenses of $137,000. During the expansion of the Company's Refinery , approximately $275,000 of G&A expenses were capitalized.


Depreciation, Depletion and Amortization

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

Depreciation, Depletion, and Amortization declined approximately $491,000 during 1997 compared to 1996, which was directly related to the sale of all of the Company's oil and gas subsidiaries on February 25, 1997.

For the Year ended December 31, 1996 compared to the Year ended December 31,
1995

Depreciation, Depletion, and Amortization declined slightly during 1996 as compared to 1995, primarily due to a slight decrease in oil production during 1996 versus 1995.

Interest

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

Interest expense increased by $3,846,000 in 1997 compared to 1996, due primarily to $1,899,000 in imputed interest, recorded for discounted convertible debentures, discussed below, and a $2,964,000 increase in bond costs expensed in 1997.

Interest expense of $1,899,000 and $1,216,000 for 1997 and 1996, respectively, was related to the presumed incremental yield the investor may derive from the discounted conversion rate of such instruments issued by the Company during these years. Management believes that the related amount of interest recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the Common Stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, which in certain cases was as long as six months, large block factors, lack of a sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles require that an "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

The Company expenses and also capitalizes certain other costs associated with the offering and sale of debentures. Capitalized costs are amortized as interest expense over the life of the related debt instrument. These costs include the accounting for Common Stock warrants issued with and related to certain convertible debentures, commissions paid, and certain legal expenses. Sales of debentures and notes in 1997 were $20,537,000 compared to $3,065,000 in 1996. As a result, debenture costs incurred and amortized in 1997 increased by $2,964,282 to $3,253,035, compared to a total of $289,000 in 1996.


For the Year Ended December 31, 1996 compared to the Year ended December 31,
1995

Interest expense increased by $1,781,000 in 1996 compared to 1995, due primarily to $1.2 million in imputed interest recorded for discounted convertible debentures and to $450,000 in interest expense related to a pending Excise Tax dispute with the IRS.

Debenture costs incurred and amortized in 1996 increased by $183,000 to $289,000 as compared to 1995. These costs were related to debentures outstanding at December 31, 1995.

Realized and Unrealized Loss on Marketable Securities


As partial proceeds from the MIP Transaction, the Company received approximately
4.4 million shares of MIP common stock valued at $2.00 per share. However, since the closing, the market value of MIP's shares have declined to $0.56 per share at December 31, 1997. The Company sold and disposed of approximately 1,441,000 shares of the MIP shares during 1997 for proceeds of approximately $1,979,000. The Company has recorded an aggregate net realized and unrealized loss of $6,053,298 as of December 31, 1997.


Loss on Sale of Assets

The Company recorded an aggregate $564,000 loss on the sale of two of its' wholly-owned subsidiaries which includes the current discount to fair value of the $3 million Exchangeable Debenture and the $1.4 million performance earn-out, both received in the MIP Transaction.

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                            PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.



                                                          Year First
 Name                Age  Position(s)                 Became a Director
 ----                ---  -----------                 -----------------

George N. Faris      57   Chairman of the Board and            1981
                          Chief Executive Officer

William R. Smart     77   Director                             1987

Daniel Y. Kim        73   Director                             1987

Donald G. Rynne      75   Director                             1992
---------------------------



Biographical Information

Dr. George N. Faris has been Chairman of the Board of Directors and Chief Executive Officer of the Company since 1981. Dr. Faris was the founder of ICAT, an international engineering and construction company, and served as its President from ICAT's inception in 1972 until October 1985. Prior to 1972, Dr. Faris was the President and Chairman of the Board of Directors of Donbar Development Corporation, a company engaged in the patent development of rotary heat exchangers, devices which exchange heat from medium to medium and on which Dr. Faris was granted a number of patents. Dr. Faris received a Ph.D. in Mechanical Engineering from Purdue University in 1968.


Mr. William R. Smart has served as a member of the Company's Board of Directors since June 1987. Since November 1, 1983, Mr. Smart has been Senior Vice President of Cambridge Strategic Management Group, a management consulting firm.. Mr. Smart was Chairman of the Board of Directors of Electronic Associates, Inc., a manufacturer of electronic equipment, from May 1984 until May 1992. He has served on the Board of Directors of Apollo Computer Company and Executone Information Systems, Inc. Mr. Smart is presently a director of National Datacomputer Company and Hollingsworth and Voss Company. Mr. Smart received a B.S. degree in Electrical Engineering from Princeton University in 1941.


Dr. Daniel Y. Kim has served as a member of the Company's Board of Directors since July 1987. Dr. Kim is a Registered Professional Geophysicist in California and Colorado. From 1981 until 1984, Dr. Kim was President and Chief Executive Officer of Kim Tech, Inc., a research and development company. In 1984, Kim Tech, Inc. was merged into Bolt Industries, a public company engaged in the manufacture of air guns and auxiliary equipment used to generate shock waves in seismic exploration for oil, gas and minerals. Dr. Kim has been a director of Bolt Industries since 1984. From 1977 to 1980, Dr. Kim was Chief Consulting Geophysicist for Standard Oil Company of Indiana. Dr. Kim received a B.S. degree in Geophysics and a Ph.D. degree in Geophysics from the University of Utah in 1951 and 1955, respectively.

Mr. Donald G. Rynne has served as a member of the Company's Board of Directors since September 1992. Mr. Rynne has been Chairman of the Board of Directors of Donald G. Rynne & Co., Inc., a privately owned company engaged in international consulting and trading, since founding that company in 1956. Mr. Rynne is involved in international maritime trading and consulting, dealing primarily in the Middle East in hydrocarbon products and capital equipment. Mr. Rynne received a B.A. degree from Columbia University in 1949.

The business background of each executive officer of the Company, to the extent not set forth above, is described below.

Mr. Denis J. Fitzpatrick, 53, joined the Company in August 1994 as Vice President, Secretary and Chief Financial Officer. During the previous five years, Mr. Fitzpatrick was the Chief Financial Officer of Nahama & Weagant Energy Company, a publicly traded independent exploration and production company. Mr. Fitzpatrick has held various accounting and financial management positions during his 24 years in the oil and gas industry. He has also served as a Director or Officer of the Council of Petroleum Accountants Society; served on the Tax Committee of the American Petroleum Institute and as a member of the American Management Association. Mr. Fitzpatrick received a B.S. degree in Accounting from the University of Southern California in 1974.

Mr. William L. Tracy, 50, has been employed by the Company since February 1992 and has been Treasurer and Controller of the Company since August 1993. From May 1989 until February 1992, Mr. Tracy was self-employed as an energy consultant with the Commonwealth of Kentucky. From June 1985 until May 1989, Mr. Tracy served as President of City Gas and Transmission Corp., a public oil and gas production and refining company. He received his BBA from Bellarmine College in Louisville, Kentucky in 1974.

The Company's executive officers are appointed annually by the Board to serve until their successors are duly elected and qualified.

Item 11.      EXECUTIVE COMPENSATION

The following table discloses compensation for services rendered by the Company's Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 in 1997, 1996, and 1995.



                           Annual Compensation                                    Long Term Compensation
                           -------------------                                    ----------------------
Name and Principal                                               Other Annual                          All Other
Position                 Year         Salary     Bonus          Compensation       0ptions(#)          Compensation
-----------              ----         ------     -----          ------------       ----------          ------------
George N. Faris          1997   $    312,000      $257,000$    $    7,200(3)      $     750,000         $193,000(1)
Chairman of the          1996        292,000        15,000          9,600(3)       1,202,500(4)          422,000(5)
Board and Chief          1995        240,000             -         45,000(2)            202,500                   -
Executive Officer

Denis J. Fitzpatrick     1997   $    118,000      $102,000$               -       $   125,000           $ 25,000(8)
Secretary, Vice          1996        105,000         5,000         15,000(6)        120,000(4)                    -
President and Chief      1995        105,000             -     $18,000(6)(7)            20,000                    -
Financial Officer

William L. Tracy         1997   $    88,000       $62,000                               75,000          $ 23,000(8)
Treasurer and            1996            (9)             -                 -                  -                   -
Controller               1995            (9)             -                 -                  -                   -

Kenneth N. Durham        1997           (10)             -                 -                  -                   -
President and Chief      1996           (10)             -                 -                  -                   -
Operating Officer        1995   $145,000(10)             -                 -                  -                   -


(1) Includes deferred salary payment of $109,000 and income tax reimbursement of $84,000.

(2) $35,500 of this amount constituted forgiveness of interest on a debt owed to the Company, the principal of which was repaid to the Company; the remaining $9,600 was paid as a vehicle allowance.

(3)   Vehicle allowance.

(4) The number of options shown for 1995 was issued in substitution for previously outstanding options and re-issued in 1996. The exercise price is now $.50 per share. See Ten Year Option Repricings table below.

(5) On October 13, 1995, the Company and Dr. Faris executed an amendment to Dr. Faris' employment agreement, pursuant to which Dr. Faris relinquished certain rights in exchange for 900,000 shares of Common Stock. See "Employment Contract" below.

(6) Mr. Fitzpatrick is reimbursed up to $15,000 per year in living expenses incurred while working in the New York office.

(7) Mr. Fitzpatrick was awarded 5,000 restricted shares of Common Stock as a signing bonus, which shares were issued in 1995.

(8)    Deferred salary payment.

(9)    Mr. Tracy's compensation was less than $100,000 in each of 1996 and 1995.

(10) Mr. Durham resigned from employment with the Company effective on November 3, 1995.

STOCK OPTION PLANS

The Company has established a 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was approved by the Board of Directors on November 8, 1995 and by the Company's shareholders on July 11, 1996. The 1995 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISO's") or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's. Options may be granted under the 1995 Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the 1995 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1995 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 1995 Plan after November 7, 2005. The exercise price of the options granted under the 1995 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1995 Plan, as of March 31, 1998 was 3,333,750, which included 302,500 repriced options granted in substitution for options previously held.


OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1997, exercise information and potential realizable value.

                         Individual Grants
                         -----------------                                          Potential Realizable
                    Number of         Percent of                                    Value at Assumed
                    Securities        Total Options                                 Annual Rates of Stock
                    Underlying        Granted to                                    Price Appreciation
                    Options           Employees in     Exercise       Expiration    for Option Term
  Name              Granted(#)        Fiscal Year      Price($/sh)       Date           5%($)          10%($)
  ----              ----------        -----------      -----------    -------       ---------          ------

George Faris           750,000               45%           $1.05        12/31/02        $ -0-          $ -0-

Denis Fitzpatrick      125,000                8%           $1.05        12/31/02        $ -0-          $ -0-

William L. Tracy        75,000                5%           $1.05        12/31/02        $ -0-          $ -0-



AGGREGATE OPTION EXERCISES IN 1997 AND OPTION VALUES AT DECEMBER 31, 1997

The table below includes the number of shares covered by both exercisable and non-exercisable stock options owned by certain executive officers as of December 31, 1997. Also reported are the values for "in-the-money" options which represent the positive spread between exercise price of any such existing stock options and the year-end price.


                                     Shares
                                     ------
                           Acquired or     Value       Number of Unexercised               Value of Unexercised
Name                        Exercised      Realized       Options at Year End            In-the-money Options
----                        ---------      --------       -------------------            --------------------

                                                       Exercisable    Unexercisable   Exercisable  Unexercisable
                                                       -----------    -------------   -----------  -------------

George N. Faris                --             --        1,764,000          187,500     $4,771,495       $436,875

Denis J. Fitzpatrick           --             --          202,500           42,500       $537,825        $99,025

William L. Tracy               --             --          101,000           25,000       $263,380        $59,415



EMPLOYMENT CONTRACT


Effective May 1, 1989, the Company entered into an employment agreement with George N. Faris at an annual salary of $200,000, which agreement is renewed annually. In 1992, the Board increased Dr. Faris' salary to $300,000 per year. In April 1994, Dr. Faris voluntarily reduced his salary to $240,000 per year. In February 1996, Dr. Faris' salary was reinstated to $300,000 per year.


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


Item 12.      SECURITIES OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of the Record Date, regarding the beneficial ownership of Common Stock of (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each Director; (iii) each executive officer named in the Summary Compensation Table below; and (iv) all Directors and executive officers as a group.


Name and Address               Amount and Nature of           Percent
of Beneficial Holder(1)        Beneficial Ownership           of Class

George N. Faris                       3,370,000(2)             6.6%

Daniel Y. Kim                           163,500(3)                *

Donald G. Rynne                         756,122(4)             1.5%

William R. Smart                        302,594(5)                *

Denis J. Fitzpatrick                    202,500(6)                *

William L. Tracy                        121,240(7)                *

All officers and Directors
as a group (consisting of
6 persons)                            4,915,956(8)             9.1%

* Less than 1% of class

(1) All officers and Directors have an address c/o the Company, 444 Madison Avenue, Suite 3203, New York, NY 10022.

(2) Includes 1,764,500 shares of common stock issuable upon the exercise of stock options owned by Dr. Faris. Excludes 187,500 unexercisable options.

(3) Includes 155,500 shares of common stock issuable upon the exercise of stock options owned by Dr. Kim. Excludes 50,000 unexercisable options.

(4) Includes 160,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase 89,260 shares of common stock owned by Mr. Rynne. Excludes 50,000 unexercisable options.

(5) Includes 192,000 shares of common stock issuable upon the exercise of stock options and warrants to purchase 19,986 shares of common stock owned by Mr. Smart. Excludes 50,000 unexercisable options.

(6) Includes 202,500 shares of common stock issuable upon the exercise of stock options owned by Mr. Fitzpatrick. Excludes 42,500 unexercisable options.

(7) Includes 101,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Tracy. Excludes 25,000 unexercisable options.

(8) Includes all of the shares of common stock issuable upon the exercise of options and warrants described in Notes (2) through (7) above.

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

        Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from January 1, 1997 through December 31, 1997, all filing requirements applicable to its officers, Directors and greater than 10 percent beneficial owners were complied with, except that


Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        In April 1997, Dr. George Faris and Mr. Donald Rynne purchased certain convertible debentures (the "Debentures") of the Company, originally issued in August 1996, for their face values of $225,000 and $75,000, respectively, from a foreign investor and subsequently converted the Debentures, pursuant to the original terms thereof, for 895,349 shares and 298,342 shares of Common Stock, respectively, which shares are still held by Dr. Faris and Mr. Rynne.

        In July 1997, the Company's Chairman and CEO, Dr. George Faris, loaned the Company $500,000 on an interest-free basis, which loan was repaid in full by the Company in August 1997.

         In April 1997, the Company issued as a bonus, 25,000 shares of Common Stock to each of Dr. Faris, Mr. Fitzpatrick, Mr. Tracy, and Mr. Lorrie Olivier, a Vice President of the Company. Such issuance is subject to ratification by the Shareholders at the Company's Annual Meeting. Absent such ratification, 75% of such shares will be returned to the Company.

                                   PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                         Page No.

        Reports of Independent Accountants                         F-1
        Consolidated Balance Sheets
           December 31, 1997 and 1996                              F-3
        Consolidated Statement of Operations
           Years Ended December 31, 1997, 1996 and 1995            F-4
        Consolidated Statement of Cash Flows
             Years Ended December 31, 1997, 1996 and 1995          F-5
          Consolidated Statement of Changes in
           Stockholders' Equity - Years Ended
           December 31, 1997, 1996 and 1995                        F-6
        Notes to Consolidated Financial Statements                 F-7
           Supplementary Oil and Gas Information                   F-8 -

(2)  Financial Statement Schedules.

None.

(3) EXHIBITS.

2.1 Share Purchase Agreement dated February 25, 1997, among Registrant and AIPCC, PAIPC and MIP. (8)

3.1       Restated Articles of Incorporation of the Registrant. (6)

3.2       By-laws of the Registrant, as amended. (11)

4.1       Form of Class A Warrant. (3)

4.2 1995 Stock Option Plan and Form of related Option Agreements of the Registrant. (5)

4.3       Form of 8% Convertible Subordinated Debentures due August 1, 1999. (9)

4.4 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3. (9)

4.5 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3. (9)

4.6 Form of Registration Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3. (9)

4.7       Form of 14% convertible Notes due October 15, 1999. (10)

4.8 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.7. (10)

4.9 Form of Warrant to purchase shares of the Registrants' common Stock issued in connection with the offering of the Registrants' debentures referenced in Exhibit 4.7. (10)

4.10 Form of Registration Rights Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.7.
          (10)

4.11 Form of Subscription Agreement used in connection with the repayment of debt to a foreign individual. (10)

4.12 Form of Subscription Agreement used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd.(10)

4.13 Form of Warrant to purchase shares of the Registrant's common Stock issued in connection with the purchase referenced in Exhibit 4.12.
          (10)

4.14      1998 Stock Option Plan of the Registrant.

4.15      1998 Stock Award Plan of the Registrant.

10.1 Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant. (6)

10.3 Registration Rights Agreement dated July 11, 1996 between George N. Faris and the Registrant. (6)

10.4 $3 million Exchangeable Debenture, granted by AIPCC to the Registrant due February 25, 1999. (8)

10.5 Agreement dated April 22, 1997 between the Registrant and MED Shipping and Trading S.A. used in connection with the Registrant's purchase of a 70% interest of MED Shipping Usturt Petroleum Company Ltd. (10)

10.6      Amendment dated May 9, 1997 to the Agreement attached hereto as
          Exhibit 10.5. (10)

16.1 Letter dated August 19, 1996 regarding change in certifying accountant. (6)

21.1      Subsidiaries of the Registrant.

27.1      Financial Data Schedule.

-----------------------------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

(2) Incorporated herein by reference to the Registrant's form 8-K, dated December 4, 1990.

(3) Incorporated herein by reference to the Registration Statement on Form S-3, declared effective January 15, 1998.

(4)  Incorporated herein by reference to Amendment #19 to Schedule 13D of George
     N. Faris for October 13, 1995.

(5) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(7) Incorporated herein by reference to the Registrant's Form 8-K dated August 19, 1996.

(8) Incorporated herein by reference to the Registrant's Form 8-K dated March 12, 1997.

(9) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997.

(10) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

(11) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

(b)  Reports on Form 8-K

     None.

                                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders American International Petroleum Corporation

We have audited the accompanying consolidated balance sheets of American International Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1996, and related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The Company reported a net loss of approximately $18.0 million during 1997, of which approximately $12.5 million represented non-operating or non-cash items, and has commitments to fund the operations of its Kazakstan subsidiary (see Note
10) and has convertible debentures totaling $10,000,000 (see Note 6), which may or may not be converted to common stock, that mature in October 1998. The Company had virtually no revenue-generating operating activities during 1997 and does not, as of December 31, 1997, have the resources to fulfill these commitments. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2 to the financial statements.


HEIN + ASSOCIATES LLP
Certified Public Accountants
Houston, Texas
March 17,1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American International Petroleum Corporation

        In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements for 1995 listed in the Index appearing under Items 14(a)(1) on page 24 present fairly, in all material respects, the Results of Operations and Cash Flows of American International Petroleum Corporation and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the year ended December 31, 1995 of American International Petroleum Corporation of Colombia (AIPC-Colombia), a wholly-owned subsidiary, which statements were prepared in accordance with generally accepted accounting principles in Colombia and which statements reflect total revenues of $1,214,213 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AIPC-Colombia, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of AIPC- Colombia to generally accepted accounting principles in the United States) and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE LLP
Houston, Texas
April 9, 1996

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------


                                                                                       December 31,
                                                                          ------------------------------------

                                                                                1997               1996
                                                                                ----               ----
                                 Assets
                                 ------
Current assets:
  Cash and cash equivalents                                                    $ 3,721,350           $ 11,058
  Cash - restricted                                                                      -            161,022
  Marketable securities, at market                                                 735,958                  -
  Accounts and notes receivable, net                                             1,831,008          1,073,140
  Inventory                                                                        755,720            459,961
  Deferred financing costs                                                         353,490            125,353
  Prepaid expenses                                                               1,244,277            712,751
                                                                          -----------------   ----------------
       Total current assets                                                      8,641,803          2,543,285
                                                                          -----------------   ----------------
Property, plant and equipment:
  Unevaluated oil and gas property                                              11,724,477          5,648,630
  Oil and gas properties                                                                 -         32,506,656
  Refinery property and equipment                                               22,816,897         17,235,183
  Other                                                                            216,803            499,971
                                                                          -----------------   ----------------
                                                                                34,758,177         55,890,440
Less - accumulated depreciation, depletion
 and amortization and impairments                                               (3,894,015)       (23,959,191)
                                                                          -----------------   ----------------
       Total property, plant and equipment                                      30,864,162         31,931,249
Notes receiviable, less current portion                                          2,333,895                  -
Other long-term assets, net                                                              -             17,897
                                                                          -----------------   ----------------

       Total assets                                                           $ 41,839,860       $ 34,492,431
                                                                          =================   ================

                  Liabilities and Stockholders' Equity
                  ------------------------------------
Current liabilities:
  Notes payable                                                                        $ -          $ 237,162
  Current portion of long-term debt                                              6,075,931          5,968,393
  Accounts payable                                                               1,452,642          3,636,765
  Accrued liabilities                                                            1,806,906          2,524,194
                                                                          -----------------   ----------------
       Total current liabilities                                                 9,335,479         12,366,514
Long-term debt                                                                           -            798,199
                                                                          -----------------   ----------------
       Total liabilities                                                         9,335,479         13,164,713
                                                                          -----------------   ----------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares authorized, 48,436,576 shares issued and outstanding at December 31, 1997 and 34,458,921 shares at
    December 31, 1996                                                            3,874,926          2,756,714
  Additional paid-in capital                                                   106,689,337         78,677,265
  Stock purchase warrants                                                        1,297,754          1,297,754
  Accumulated deficit                                                          (79,357,636)       (61,404,015)
                                                                          -----------------   ----------------
       Total stockholders' equity                                               32,504,381         21,327,718
                                                                          -----------------   ----------------
Commitments and contingent liabilities (Note 10)                                         -                  -
                                                                          -----------------   ----------------

Total liabilities and stockholders' equity                                    $ 41,839,860       $ 34,492,431
                                                                          =================   ================



        The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------



                                                                          For the years ended December 31,
                                                           ----------------------------------------------------------------
                                                                      1997                 1996                  1995
                                                                      ----                 ----                  ----
Revenues:
  Oil and gas production and
   pipeline fees                                                  $    260,579        $ 1,364,581              $ 1,270,164
  Refinery lease fees                                                        -          2,467,606                1,184,864
  Other                                                                567,385            170,819                  356,280
                                                           --------------------   ----------------      -------------------
       Total revenues                                                  827,964          4,003,006                2,811,308
                                                           --------------------   ----------------      -------------------
Expenses:
  Operating                                                             98,766            613,336                  432,440
  General and administrative                                         4,627,598          3,076,357                3,572,337
  Depreciation, depletion and
   amortization                                                        774,264          1,265,230                1,396,423
  Interest                                                           6,663,992          2,818,218                1,037,308
  Realized  and unrealized loss on marketable securities             6,053,298                  -                        -
  Loss on sale of subsidiaries                                         563,667                  -                        -
  Provison for bad debts                                                     -            682,072                  711,122
  Write-down of oil and gas properties                                       -            200,000                        -
                                                           --------------------   ----------------      -------------------
       Total expenses                                               18,781,585          8,655,213                7,149,630
                                                           --------------------   ----------------      -------------------

Net loss                                                          $(17,953,621)       $(4,652,207)            $ (4,338,322)
                                                           ====================   ================      ===================

Net loss per share of common stock                                $      (0.43)       $     (0.16)            $      (0.20)
                                                           ====================   ================      ===================

Weighted-average number of shares
 of common stock outstanding                                        41,309,102         29,598,832               21,746,719
                                                           ====================   ================      ===================



       The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

                                                                              For the years ended December 31,
                                                                 --------------------------------------------------------
                                                                      1997                1996                1995
                                                                      ----                ----                ----
Cash flows from operating activities:
  Net loss                                                         $ (17,953,621)       $ (4,652,207)       $ (4,338,322)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                             5,125,934           2,551,504           1,502,435
     Accretion of premium on notes receivable                           (167,167)               -                  -
     Write-down of oil and gas properties                                    -               200,000               -
     Provision for bad debts                                                 -               682,072             711,122
     Realized and unrealized loss on marketable securities             6,053,298                -                  -
     Loss on sale  of subsidiaries                                       563,667                -                  -
     Issuance of stock for compensation expense                           40,000             424,063              55,814
     Forgiveness of debt                                                 (50,342)               -                  -
     Employee stock based compensation                                   744,700                -                  -
     Stock based compensation for services                               247,607                -                  -
     Changes in assets and liabilities:
        Accounts and notes receivable                                     57,835            (681,659)           (537,569)
        Inventory                                                       (698,746)             44,992             446,519
        Prepaid and other                                             (1,387,484)           (370,274)            (98,359)
        Accounts payable and accrued liabilities                         (16,688)          2,352,361           1,984,574
                                                                 ----------------    ----------------   -----------------
            Net cash provided by (used in) operating activities       (7,441,007)            550,852            (273,786)
                                                                 ----------------    ----------------   -----------------
Cash flows from investing activities:
  Additions to oil and gas properties                                 (2,663,694)         (1,590,165)         (3,194,454)
  Additions to refinery property and equipment                        (5,581,714)         (1,713,188)             14,284
  Proceeds from sales of marketable securities                         1,979,494                -                  -
  Proceeds from sale of subsidiaries                                   1,764,548                -                  -
  Other                                                                  (94,191)            (10,176)            (26,753)
                                                                 ----------------    ----------------   -----------------
             Net cash used in investing activities                    (4,595,557)         (3,313,529)         (3,206,923)
                                                                 ----------------    ----------------   -----------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                        -                 65,201             (11,593)
  Net increase (decrease) in notes payable                              (237,162)            170,403              66,759
  Repayments of long-term debt                                        (5,791,420)         (1,434,278)           (467,500)
  Proceeds from issuance of common stock and
    warrants, net                                                        447,810             745,302           3,111,858
  Proceeds from exercise of stock warrants
    and options                                                        1,272,333                -                     32
  Proceeds from issuance of debentures, net                           20,055,295           3,064,889               -
                                                                 ----------------    ----------------   -----------------
             Net cash provided by financing activities                15,746,856           2,611,517           2,699,556
                                                                 ----------------    ----------------   -----------------
Net increase (decrease) in cash and
  cash equivalents                                                     3,710,292            (151,160)           (781,153)
Cash and cash equivalents at beginning of year                            11,058             162,218             943,371
                                                                 ----------------    ----------------   -----------------

Cash and cash equivalents at end of year                           $   3,721,350        $     11,058        $    162,218
                                                                 ================    ================   =================








        The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------


                                                                                               Additional             Stock
                                                                    Common stock                 paid-in            purchase
                                                                   --------------
                                                               Shares           Amount           capital            warrants
                                                           --------------   --------------   ----------------    ----------------


Balance, January 1, 1997                                    $ 34,458,921      $ 2,756,714       $ 78,677,265         $ 1,297,754

Conversions of debentures                                      7,246,882          579,751          8,763,271               -
Issuance of stock in lieu of current
    liabilities                                                  243,459           19,477            214,082               -
Issuance of stock for compensation                               100,000            8,000             32,000               -
Issuance of stock  for services                                  260,000           20,800            226,807               -
Issuance of stock - Reg S Offering                             1,635,593          130,847            314,465               -
Issuance of stock for oil and gas properties - Reg S Offering  3,250,000          260,000          8,275,938               -
Issuance of stock warrants for oil and gas properties               -                -               718,750               -
Issuance of stock warrants                                          -                -             6,264,411               -
Options and warrants exercised                                 1,241,721           99,337            694,189               -
Imputed interest on debentures
    convertible at a discount to market                             -                -             1,763,459               -
Compensatory stock options                                          -                -               744,700               -
Net loss for the year                                               -                -                  -                  -
                                                           --------------   --------------   ----------------    ----------------

Balance, December 31, 1997                                  $ 48,436,576      $ 3,874,926      $ 106,689,337         $ 1,297,754
                                                           ==============   ==============   ================    ================







                                                                              Accumulated

                                                                                deficit             Total
                                                                            -----------------   ---------------


Balance, January 1, 1997                                                       $ (61,404,015)     $ 21,327,718

Conversions of debentures                                                             -              9,343,022
Issuance of stock in lieu of current
    liabilities                                                                       -                233,559
Issuance of stock for compensation                                                    -                 40,000
Issuance of stock  for services                                                       -                247,607
Issuance of stock - Reg S Offering                                                    -                445,312
Issuance of stock for oil and gas properties - Reg S Offering                         -              8,535,938
Issuance of stock warrants for oil and gas properties                                 -                718,750
Issuance of stock warrants                                                            -              6,264,411
Options and warrants exercised                                                        -                793,526
Imputed interest on debentures
    convertible at a discount to market                                               -              1,763,459
Compensatory stock options                                                            -                744,700
Net loss for the year                                                        (17,953,621)          (17,953,621)
                                                                            -----------------   ---------------

Balance, December 31, 1997                                                    $ (79,357,636)      $ 32,504,381
                                                                            =================   ===============









         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------



                                                                                   Additional           Stock
                                                        Common stock                paid-in            purchase
                                                       --------------
                                                   Shares           Amount          capital            warrants
                                               --------------   --------------   ---------------    ---------------


Balance, January 1, 1996                        $ 24,705,926      $ 1,976,474      $ 74,768,272        $ 1,297,754

Conversions of Debentures                          6,535,122          522,810         1,477,190             -
Issuance of stock in lieu of current
    liabilities                                      479,540           38,363           130,539             -
Issuance of stock for compensation                   905,000           72,400           351,663             -
Issuance of stock - Regulation S Offering          1,833,333          146,667           598,635             -
Imputed interest on debentures
    convertible at a discount to market                 -                -            1,350,966             -
Net loss for the year                                   -                -                 -                -
                                               --------------   --------------   ----------------------------------

Balance, December 31, 1996                       $ 34,458,921      $ 2,756,714     $ 78,677,265        $ 1,297,754
                                               ==============   ==============   ===============    ===============










                                                     Accumulated

                                                       deficit              Total
                                                    ----------------   ----------------


Balance, January 1, 1996                            $ (56,751,808)      $ 21,290,692

Conversions of Debentures                                  -               2,000,000
Issuance of stock in lieu of current
    liabilities                                            -                 168,902
Issuance of stock for compensation                         -                 424,063
Issuance of stock - Regulation S Offering                  -                 745,302
Imputed interest on debentures
    convertible at a discount to market                    -               1,350,966
Net loss for the year                                  (4,652,207)        (4,652,207)
                                                    ----------------   ----------------

Balance, December 31, 1996                          $ (61,404,015)      $ 21,327,718
                                                    ================












         The accompanying notes are an integral part of this statement.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------



                                                                                                                 Notes
                                                     Common stock             Additional         Stock        receivable
                                                     ------------               paid-in         purchase     for issuance
                                                Shares           Amount         capital         warrants       of stock
                                            ---------------   -------------  --------------   -------------  --------------


Balance, January 1, 1995                      $ 19,099,048     $ 1,527,924    $ 71,595,370     $ 1,297,754       $ (32,936)

Warrants exercised                                       8               1              31             -              -
Issuance of stock in lieu of current                                                                   -
  liabilities                                      728,205          58,256         430,994             -              -
Issuance of stock for compensation                  10,000             800          19,512             -            32,936
Issuance of  stock - Reg S Offering              4,868,665         389,493       2,722,365             -              -
Net loss for the year                                   -              -                -              -              -
                                            ---------------   -------------------------------------------------------------

Balance, December 31, 1995                    $ 24,705,926     $ 1,976,474    $ 74,768,272     $ 1,297,754        $   -
                                            ===============   =============  ==============   =============  ==============












                                                       Accumulated
                                                         deficit            Total
                                                     -----------------  ---------------


Balance, January 1, 1995                                $ (52,413,486)    $ 21,974,626

Warrants exercised                                               -                  32
Issuance of stock in lieu of current
  liabilities                                                    -             489,250
Issuance of stock for compensation                               -              53,248
Issuance of  stock - Reg S Offering                              -           3,111,858
Net loss for the year                                      (4,338,322)      (4,338,322)
                                                     -----------------  ---------------

Balance, December 31, 1995                              $ (56,751,808)    $ 21,290,692
                                                     =================  ===============












         The accompanying notes are an integral part of this statement.

                AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND
                                  SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") was incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is the owner of a refinery in Lake Charles, Louisiana and a 70% working interest in an oil and gas concession in Kazakstan. The Company is also seeking domestic and international oil and gas properties and projects.

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American Petroleum Corporation ("PAIPC") to Mercantile International Petroleum Inc. ("MIP"). Consequently, all references to these subsidiaries herein are presented in the past tense.

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued at up to approximately $20.2 million, determined as follows:

(a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC, (b) assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000, (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 per share on the date the parties agreed in principle to the sale, (d) a two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof, (e) a $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum, (f) up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax benefit Deductions") is less than $50 million but more than $20 million (payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), American International Petroleum Kazakstan ("AIPK"), AIPCC and PAIPC.

Intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents

All liquid short-term instruments purchased with original maturity dates of three months or less are considered cash equivalents. Restricted cash represents cash utilized as collateral for the Company's borrowings in Colombia and drilling commitments in Peru.

Marketable Securities

Marketable securities classified as available-for-sale are stated at market value, with unrealized gains and losses reported as a separate component of stockholders' equity, net of deferred income taxes. If a decline in market value is determined to be other than temporary, any such loss is charged to earnings. Trading securities are stated at fair value, with unrealized gains and losses recognized in earnings. The Company records the purchases and sales of marketable securities and records realized gains and losses on the trade date. Realized gains or losses on the sale of securities are recognized on the specific identification method.

The Company held 2,943,818 shares of MIP at December 31, 1997. During the year the Company sold or dispersed 1,440,557 shares for net cash proceeds of $1,979,494. The gross losses on shares disposed of was $901,616. The unrealized loss on shares available for sale at December 31, 1997 was $5,151,682. There were no gains on sale of any of the MIP stock. The MIP stock was deemed impaired at December 31, 1997 and the carrying value was reduced from a carrying value of $1,648,542 to $735,958. The impairment is reflected in the gross unrealized loss on marketable securities in the accompanying Statement of Operations.

Inventory

Inventory consists of crude oil and asphalt feedstock and oil and gas equipment. Crude oil and asphalt feedstocks are stated at the lower of cost or market value by using the first-in, first-out method. Oil and gas equipment is stated at the lower of average cost or market.

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

The following table summarizes the categories of cost which comprise the amount of unproved properties not subject to amortization.


                                                   December 31,
                                      ------------------------------------

                                       1997                   1996                   1995
                                       ----                   ----                   ----

Colombia:
     Acquisition costs             $         -             $1,101,277            $1,101,277
     Exploration costs                       -                      -                     -
                             -----------------       ----------------      ----------------
                                             -              1,101,277             1,101,277
Peru:
     Exploration costs                       -              4,457,964             3,832,041

Kazakstan:
     Acquisition Cost               11,724,477                      -                     -

Other
     Acquisition cost                   -                      89,389                65,506
                            ------------------        ----------------      ----------------

                                   $11,724,477             $5,648,630            $4,998,824
                                   ===========             ==========            ==========


Acquisition costs of unproved properties not subject to amortization at December 31, 1997, 1996 and 1995, respectively, consists mainly of lease acquisition costs related to unproved areas. On February 25, 1997 the Company sold all of its wholly owned subsidiaries operating in Columbia and Peru. The period in which the amortization cost of the Kazakstan properties will commence is subject to the results of the Company's exploration program which will begin in 1999.

Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized general and administrative costs are directly related to the Company's exploration and development activities in Colombia and Peru and totaled $48,404, $331,355 and $472,606 for the years ended December 31, 1997, 1996 and 1995, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of
(i) the estimated future net revenues from the properties, discounted at 10%,
(ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. The independent reservoir engineer's report of Estimated Future Reserves and Revenues is based on information available "as of" the date of such Report. Upward or downward revisions to the estimated value and volume of oil and gas reserves may occur based on circumstances occurring, and information obtained, subsequent to the date of the engineer's report. (See "Supplementary Oil and Gas Information for the Years Ended December 31, 1997, 1996 and 1995 - Oil and Gas Reserves.

The portion of the Company's oil and gas properties held in AIPCC and PAIPC, were reduced as of December 31, 1997, to the amount realized from the sale of AIPCC and PAIPC on February 25, 1997, resulting in an impairment loss of $200,000 during 1996.

Property and equipment - other than oil and gas properties


Property and equipment are carried at cost and included interest on funds borrowed to finance construction. Capitalized interest was $341,000 and $43,427 in 1997 and 1996, respectively. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings. Depreciation, depletion and amortization expense on property and equipment were $774,264, $1,265,230 and $1,396,423 for the years ended December 31, 1997, 1996 and 1995, respectively. At December 31, 1997, the Company's Refinery was undergoing modifications to its processing system and was not operational.


Earnings per share

Earnings per share of common stock are based on the weighted-average number of shares outstanding. Common stock equivalents are not presented because they are anti-dilutive. The FASB issued Statement of Financial Accounting Standards No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The new statement did not have a material impact upon previously presented earnings per share information. Earnings per share in the accompanying statements of operations were determined in accordance with SFAS 128.

Foreign currency

Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company anticipates little, if any, currency and exchange risks during the initial three to five years of its operations in Kazakstan. Any revenues generated from Kazakstan during this period are planned to be reinvested in the Company's projects in Kazakstan. Subsequently, the Company will be exposed to the currency and exchange risks which typically present themselves in the Confederate of Independent States ("CIS") countries. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Columbia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign exchange losses in 1997 were $75,878. Foreign exchange gains were $63,763 and $12,544 in 1996 and 1995, respectively.

Deferred charges

The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Sales of debentures and notes in 1997 were $20,537,000 compared to $3,065,000 in 1996. As a result, debenture costs incurred and amortized in 1997 increased by $2,964,282 to $3,253,035, compared to a total of $289,000 in 1996.

Stock-based compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans using the current method of accounting. The Company has elected to account for employee stock compensation plans as provided under APB 25.

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

The Company's financial statements are based on a number of significant estimates including the valuation of unevaluated oil and gas properties and oil and gas reserve quantities which are the basis for the calculation of depreciation, deletion, and impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

New Accounting Standards

On March 31, 1995, the Financial Accounting Standard Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of". SFAS No. 121 addresses the accounting for the impairment of long-lived assets, identified intangibles and goodwill related to those assets and requires that the carrying amount of impaired assets be reduced to fair value. The Company adopted SFAS No. 121 in the fourth quarter of 1995 and determined that it has no effect on the financial statements for the years ended December 31, 1997, 1996 and 1995.

The FASB also issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information". SFAS No. 130 establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 131 supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 establishes standards on the way that public companies report financial information about operating segments in annual financial statements and requires reporting of selected information about operating segments in interim financial statements issued to the public. It also establishes standards for disclosures regarding products and services, geographic areas and major customers. SFAS No. 131 defines operating segments as components of a company about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance.

SFAS Nos. 130 and 131 are effective for financial statements for periods beginning after December 15, 1997 and require comparative information for earlier years to be restated. Because of the recent issuance of these standards, management has been unable to fully evaluate the impact, if any, the standards may have on the future financial statement disclosures. Results of operations and financial position, however, will be unaffected by implementation of these standards.

The FASB issued Statement of Financial Accounting Standards No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 15, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. Earnings per share in the accompanying Statements of Operations were determined in accordance with SFAS 128.

NOTE 2 - MANAGEMENT PLANS

The Company reported a net loss of approximately $18.0 million during 1997, of which approximately $12.5 million represented non-operating or non-cash items, and has commitments to fund the operations of its Kazakstan subsidiary (see Note
10) and has convertible debentures totaling $10,000 (see Note 6), which may or may not be converted to common stock, that mature in October 1998. The Company had virtually no revenue-generating operating activities during 1997 and does not, as of December 31, 1997, have the resources to fulfill these commitments. Management of the Company has been seeking sources of capital to enable to fund its operating activities and to fulfill these and other commitments which may arise in 1998 and beyond, and on April 7, 1998, signed an agreement with certain institutional investors which provides for up to $52 million in private debt and equity financing to be utilized by the Company on an as needed-basis over a two year period. Initial funding is scheduled for April 20, 1998, pending completion and execution of definitive documents.

Management believes that this private financing will be sufficient in nature to provide the necessary capital to fund its commitments during at least the next two years. In the event this financing does not occur, and the Company is unable to access adequate sources of capital, its plans and operations during 1998 would be substantial curtailed.


NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

                                                        December 31,
                                               -----------------------------
                                                   1997            1996

Accounts receivable - trade                      $1,020,145       $1,942,946
Note receivable - Gold Line (See Note 8)            900,732          900,732
Current portion - Note receivable - MIP           1,537,808           -
Other                                               293,200          150,980
                                                -----------     ------------
                                                  3,751,885        2,994,658
Less - allowance for doubtful accounts          (1,920,877)      (1,921,518)
                                                -----------      -----------
                                                 $1,831,008       $1,073,140
                                                 ==========       ==========


NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:


                                               December 31,
                                      ----------------------------
                                            1997             1996

Notes receivable - MIP (See Note 1),
   net of discount of $284,634        $ 3,871,703       $    -
Unamortized bond issue cost                 -             17,897
                                      ------------      ----------

Less - current portion - MIP           (1,537,808)           -
                                      ------------      ----------

                                      $ 2,333,895       $  17,897
                                      ===========       ===========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                  December 31,
                                       --------------------------------
                                            1997             1996

Accrued payroll                          $   63,068        $  266,429
Accrued interest                             47,206           282,076
Corporate taxes                              99,484           330,024
Excise taxes                              1,376,170         1,100,000
Property taxes                                    -           219,345
Other                                       220,978           326,320
                                       ------------      ------------

                                         $1,806,906        $2,524,194
                                         ==========        ==========


NOTE 6 - SHORT TERM DEBT
                                                  December 31,
                                       --------------------------------
                                             1997              1996
14% - 10,000,000 Unsecured convertible
debenture net of unamortized discount of
$3,924,069 - due October 15, 1998,
effective interest  rate - 51%*             $6,075,931        $  -


*Convertible after April 15, 1998 into the Company's common stock at the lesser of $6.25, 85% of market, or the lowest average market price for any five consecutive trading days following April 15, 1998.


NOTE 7 - LONG-TERM DEBT:

                                                              December 31,
                                                         ----------------------
                                                         1997            1996
                                                         ----            ----
Note payable to MG Trade
     Finance Corporation                               $   -      $  2,108,393
8% - $100,000 Convertible debentures -
     due February 14, 1997,
     effective interest rate - 8%                          -           100,000
9% - $150,000 Convertible Debentures -
     due December 9, 2000
     effective interest rate - 17.3%                       -           124,445
10% - $391,629 Convertible Debentures -
     due April 1, 1998
     effective interest rate - 34.7%                       -           293,040
12% Secured Debentures -
     due December 31, 1997,
     effective interest rate - 12%
     25% of original principal due on
     December 31, 1996                                     -         3,510,000
12.5% - $426,000 Convertible Debentures -
     due January 2, 1998
     effective interest rate - 49.2 to 51.7%               -           380,714

Senior Convertible Subordinated
     Debentures due February 1, 1997,
     interest ranges from 8.5-10.5%
     per annum, payable quarterly,
     convertible into common shares at
     $50.00 per share.                                       -        250,000
                                                   ------------- ------------

                                                             -      6,766,592

Less - Current portion                                       -      5,968,393
                                                  --------------  -----------

                                                   $         -     $  798,199
                                                   =============   ==========

The effective interest rate as stated for each of the debt instruments above does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument and the fair value of warrants issued to debt holders. During 1997, the Company sold convertible debentures totaling $20,537,000, of which $9,343,000 were converted into the Company's common stock at discounts to market ranging from 15% to 51%.

Note payable to MG Trade Finance Corporation

On December 4, 1990, AIRI entered into a loan and security agreement (the "Loan Agreement") with MG Trade Finance Corp. ("MGTF"). Pursuant to the Loan Agreement, MGTF loaned AIRI $9,855,392. As collateral for the borrowings, substantially all of the assets of AIRI were pledged, payment was guaranteed by the Company and the Company pledged 100% of the common stock of AIRI. In order to induce MGTF to enter into the Loan Agreement, the Company granted MGTF warrants to purchase 516,667 shares of the Company's $0.08 par value common stock at $7.50 per share, exercisable at any time prior to June 30, 1994. Such warrants outstanding at December 31, 1993 were adjusted to an exercise price of $1.25 based on an anti-dilutive provision in the warrant agreements. In July 1995, all warrants previously held by MGTF were returned to the Company and canceled and 150,000 new warrants were issued at an exercise price of $2.00 per share of common stock, which warrants were exercised in October 1997. As part of certain negotiations related to the MIP Transaction, the Company agreed to pledge 1,000,000 shares of MIP common stock (partial consideration the Company received in the MIP Transaction) as additional collateral for the Loan Agreement and change the due date of the unpaid balance of the Loan Agreement of $2,108,000 to September 30, 1997 from March 31, 1998, which balance was repaid in full by the Company on October 1, 1997.

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

In light of the events which occurred after December 31, 1996, the Company reserved all lease fees due from Gold Line as of December 31, 1996 and did not record earned lease fees of $443,000 during 1997. See Note 10 - "Commitments and Contingent Liabilities - Gold Line Defaults".


NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1997, 1996 and 1995, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

    Number of Shares Underlying
          Options and Warrants
              at December 31,
                                        Exercise       Expiration
      1997        1996        1995      Price          Date
      ----        ----        ----      -----          ----

         -           -        66,715    $32.500      February 26, 1996 (2)
         -           -         7,988    $15.000      March 10, 1996 (2)
         -           -         1,500    $36.250      April 1, 1996 (2)
         -           -         3,000    $30.000      August 28, 1996 (2)
         -   5,957,347     5,957,347     $4.000      March 1, 1997 (3)
         -      20,000        20,000    $30.625      July 14, 1997
         -           -       282,500     $1.000      December 31, 1997 (1) (2)
         -     282,500             -      $0.50      December 31, 1997 (1) (2)
 5,957,207           -             -     $4.000      March 1, 1998 (3)
         -     150,000       150,000     $2.000      March 31, 1998
         -           -        20,000     $1.000      August 3, 1998 (1) (2)
         -      20,000             -     $0.500      August 3, 1998 (1) (2)
   100,000           -             -     $0.487      January 31, 1999(4)
    22,681           -             -     $2.131      July 22, 1999(4)
   960,000           -             -     $2.713      August 6, 1999(4)
 1,500,000           -             -     $6.250      October 9, 1999(4)
         -   1,550,000             -     $0.500      October 21, 1999 (1) (2)
 1,852,500           -             -     $0.500      December 31, 1999 (1)
    50,000      50,000             -     $0.500      November 1, 2000 (1)
    61,547           -             -     $0.469      July 15, 2001(4)
   100,000           -             -     $1.000      July 15, 2001(4)
    10,500      10,500             -     $0.475      July 16, 2001(4)
     8,333       8,333             -     $0.415      August 19, 2001(4)
    16,667      16,667             -     $0.413      August 20, 2001(4)
    18,519      18,519             -     $0.406      October 31, 2001(4)
    20,000           -             -     $0.500      November 11, 2001(4)
    10,000           -             -     $0.500      November 12, 2001(4)

    30,000           -             -     $0.398       April 1, 2002(4)
    60,000           -             -     $0.398       June 6, 2002(4)
   200,000           -             -     $2.000       July 30, 2002(4)
   197,500           -             -     $6.250       October 14, 2002(4)
    10,000           -             -     $0.500       November 5, 2002(4)
   100,000           -             -      $4.28       December 1, 2002(1)
 1,518,750           -             -     $1.050       December 31, 2002 (1)
 ---------   ---------     ---------

12,804,204   8,083,866     6,509,050
==========   =========     =========


      (1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflects the adjustments approved by the Company's Board of Directors.

      (2) These options and warrants were canceled or expired, as applicable, in 1996 or 1995 as indicated in the table.

      (3) Class A Warrants. In February 1998 the expiration date of these warrants was extended to April 9, 1998, and all unexercised warrants expired on that date.

      (4)  Other non-employee warrants.

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

Activity in the 1995 Stock Option Plan for the years ended December 31, 1996 and 1997 was as follows:

                                                 Weighted Average
                                   Number of      Exercise Price
                                     Shares          Per Share
                                  -----------     ----------------
Outstanding, December 31, 1995        305,500           $1.28
Canceled                            (302,500)           $1.00
Granted                             1,902,500           $0.50
Expired                               (3,000)          $30.00

Outstanding, December 31, 1996      1,902,500           $0.50
Canceled                          (1,852,500)           $0.50
Granted                             3,471,250           $0.84
Expired                                -                  -

Outstanding December 31, 1997       3,521,250           $0.83

As of December 31, 1997, options to acquire 2,773,333 shares of the Company's common stock with exercise prices ranging from $0.50 to $1.05, were fully vested and exercisable at a weighted average exercise price of $0.67 per share. The remaining 747,917 options, with exercise prices ranging from $0.50 to $4.28, having a weighted average exercise price of $1.51 per share, will vest through 2002.


If not previously exercised, options outstanding at December 31, 1997, will expire as follows: 1,852,500 options expire on December 31, 1999; 50,000 options expire on November 1, 2000; 1,518,750 options expire on December 31, 2002; and 100,000 options expire on December 1, 2002. The weighted average grant date fair value of the options issued during 1997 and the weighted average exercise price of those options amounted to $1.04 and $0.85, respectively. The weighted average grant date fair value of the options issued during 1996 and the weighted average exercise price of those options amounted to $0.34 and $0.50, respectively.

During 1997, 1,852,500 options were granted whose exercise price was less than the stock price on grant date. These options were existing options issued in prior years and whose expiration date was extended in 1997 to December 31, 1999. The option exercise price was not changed during 1997. Under generally accepted accounting practices, the extension of these expiration dates constitutes a new issue of options. New issues in 1997 of 1,618,750 options were granted with exercise prices greater than the stock price on grant date.

During 1996, all options granted, 1,902,500, were granted with exercise prices greater than the stock price on grant date.

The fair value of each option grant was estimated on the date of grant using the Black-Schools option pricing model with the following assumptions: risk- free rates of 5.9% to 6.1%; volatility of 113.6%, no assumed dividend yield; and expected lives of one to five years.

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

                                                    1996              1997
                                                    ----              ----

Net loss                       As reported    $(4,652,207)     $(17,953,621)
                               Pro forma       (4,851,124)      (19,325,148)

Net loss per common share      As reported          (0.16)            (0.43)
                               Pro forma            (0.16)            (0.47)


Options which were issued to employees during previous fiscal years at an exercise price of $4.00 per share were revalued at $1.00 per share during 1995. During 1996 the exercise price of these options was reduced to $0.50 per share. During 1997, the expiration date of these options was extended from December 31, 1997 until December 31, 1999. In accordance with SFAS 123 the revaluation and/or the extension of the expiration dates of the options constitutes a new issuance of options. Accordingly, compensation expense of $174,020 was reflected in the pro forma amounts for 1995 for those options revalued in 1995. No expense was reflected in the 1996 pro forma amounts because the value of the options had declined. In 1997, $744,000 was charged to compensation expense and is reflected in the net loss as reported.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

In November 1997, the Company reached an agreement with the IRS (the "IRS Agreement") to settle this matter by paying an aggregate of $646,633 in tax, plus interest accrued for the applicable period involved. The IRS has agreed to a payment plan that calls for payment of the tax and interest over a period of approximately one year. In the IRS Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability.

The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. Based on the status of ongoing discussions with the IRS during 1996 and 1997, the Company determined that it needed to increase the allowance for this contingency from $250,000 (recorded in 1995) to $1.1 million and $1.4 million as of the years ended 1996 and 1997, respectively.

Environmental lawsuit

On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1998 the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was placed into escrow in October 1998. The plaintiffs attorneys are preparing the necessary release forms in order to disburse the funds, which release is expected to be completed during the first quarter of 1998.

Employment agreements

The Company has an employment agreement with its chief executive officer under which the officer receives a base salary of $300,000 annually.

Gold Line Defaults

During the third and fourth quarters of 1996, Gold Line defaulted on their obligations to pay lease fees, insurance premiums, property taxes and other items to AIRI under the terms of the Lease Agreement totaling an aggregate of $567,000. In addition, Gold Line paid no lease fees to AIRI during the first quarter of 1997. On February 18, 1997, AIRI filed suit against Gold Line for termination of the Lease Agreement and damages including unpaid processing fees, real-estate taxes, insurance premium and other items which may be due under the terms of the Lease Agreement. Notice to vacate was also sent to Gold Line, and after the demand to vacate was not met, a pleading to evict Gold Line was filed as an incident to the original suit. After a hearing on March 20, 1997, the court granted the eviction and Gold Line vacated the Refinery premises. The Company filed suit for damages and received a judgment in its favor of $1.5 million. However, since Gold Line has filed for protection under Chapter 11 of the Bankruptcy Code, and there are certain secured creditors who have made significant claims against Gold Line, the total of which claims may exceed the total value of Gold Line's assets, the collectibility of this judgment by the Company is uncertain. The Company has provided an allowance during 1996 of $682,000, which fully reserves all amounts due AIRI from Gold Line as of December 31, 1997.

Lease commitments

The Company leases office space under various operating leases which all expire in 1998. Future minimum payments under these operating leases are $112,032 as of December 31, 1997.

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                   1997             1996              1995
                                   ----             ----              ----

Minimum rentals                  $158,313          $307,912         $297,502
Less - sublease rentals          (21,740)         (130,437)        (114,213)
                               ----------        ----------      -----------

Total                            $136,573          $177,475         $183,289
                                 ========         =========       ==========


Other Contingencies

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

Transfer of Funds - U.S. and Foreign

The Company currently operates in the Republic of Kazakstan and there are no restrictions on the transfer of funds into and out of the country between the Company's U.S. and foreign branch of its subsidiary, AIPK.

Neste Trifinery V. American International Refinery, Inc. Etc. Cause No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas

Plaintiff, Neste Trifinery, has filed suit in a Harris County District Court against the Company and its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI"). Neste Trifinery has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery;
(1) breach of contract, (2) disclosure of confidential information; and (3) tortious interference with existing contractual relations. Generally, Neste Trifinery has alleged that in connection with the due diligence conducted by the Company and AIRI of the business of Neste Trifinery, the Company and AIRI had access to confidential or trade secret information and that the Company and AIRI have exploited that information, in breach of an executed Confidentiality Agreement, to the detriment of Neste Trifinery. Neste Trifinery seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

In addition to seeking the recovery of compensatory and punitive damages, Neste Trifinery sought injunctive relief. Specifically, Neste Trifinery sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Neste Trifinery; (2) contacting the suppliers, joint venture partners and customers of Neste Trifinery in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Neste Trifinery and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Neste Trifinery. The Company and AIRI have asserted to a general denial to the allegations asserted by Neste Trifinery. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March

27, 1998, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Neste Trifinery in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes.

The Company and AIRI are vigorously defending the Texas matter, and the Company's counsel does not anticipate an unfavorable outcome, although a definitive outcome is not yet determinable.

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste Trifinery. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for he Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. The federal court action remains pending, but Neste has agreed to remove its product from the St. Marks facility by April 25, 1998. The Company presently plans to deliver product to the St. Marks, Florida facility and begin marketing operations during the last week of April, 1998

Kazakstan

On May 12, 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK"), entered into an agreement with Med Shipping and Trading S.A. ("MED"), a Liberian corporation to buy from MED, in exchange for a combination of cash and stock, a 70% working interest in a Kazakstan concession. As part of the acquisition, the Company is required to perform certain minimum work programs over the next five years which consists of the acquisition and processing of 3,000 kilometers of new seismic data, reprocessing 500 kilometers of existing seismic data, and drill 6,000 linear meters. In addition, the Company assumed an obligation to pay the Kazakstan Government three annual payments of $200,000 each beginning July 1998 for the purchase of existing seismic and geological data on the Kazakstan concession.

The Company has also entered into a consulting agreement with certain MSUP joint venture partners. The consulting agreement requires monthly payments of $12,500 through July 31, 1998 and $23,000 monthly through April 22, 2000.

Year 2000 Issues

The Company is evaluating the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year, leading to incorrect results when computer software performs arithmetic operations, comparisons or date field sorting involving years later than 1999. Management believes that in light of the limited nature of the computer software used by the Company and the limited scope of its electronic interaction with other entities, issues relating to modification or replacement of existing systems will not have a material effect on the operations or financial condition of the Company. Although the Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with such issues would have a material impact, there can be no assurance that such will be the case.


NOTE 11 - INCOME TAXES:

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

The Company reported a loss from operations during 1995, 1996, and 1997 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $58,000,000 which expire in years 1997 through 2009. Due to a change in control, as defined in Section 382 of the Internal Revenue Code, which occurred in 1994, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards. The amount of the Company's net operating loss available at the end of 1997 is approximately $26,900,000.

The components of deferred tax assets and liabilities are as follows:



                                                                             December 31,
                                                              ---------------------------------------

                                                                       1997                     1996
                                                                       ----                     ----

Deferred taxes:
     Net operating loss carryforwards                           $   10,088,000           $  6,942,000
     Unrealized loss on marketable securities                        1,932,000                   -
     Allowance for doubtful accounts                                   720,000                721,000
     Accrued liabilities                                                13,000                   -
     Depreciation, depletion, amortization and impairment          (1,603,000)              (984,000)
                                                              ----------------          -------------

Net deferred tax asset                                              11,150,000              6,679,000
                                                               ---------------          -------------

Valuation allowance                                              $(11,150,000)           $(6,679,000)
                                                                ==============            ===========

The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 1997 primarily reflects the increase in the Company's net operating loss carryforwards during the year.


NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. Trade accounts receivable and notes receivable were $293,260 and $3,871,703 at December 31, 1997, respectively. Refinery processing fees were earned through lease of the Company's refinery to Gold Line. Trade accounts receivable and notes receivable from Gold Line aggregated $1,920,877 at December 31, 1997, net of reserves for uncollectible amounts of $1,920,877. The Company's ability to collect outstanding amounts from Gold Line and restrictions thereon were subject to agreements between MGTF, Gold Line, NationsBank (a Gold Line creditor), and the Company (Notes 2 and 8). The Company has filed suit as discussed previously in Note 10 to collect certain reserved amounts from Goldline.

The estimated fair value of the Company's financial instruments is as follows:



                                       1997                           1996
                            -----------------------       --------------------------
                             Carrying         Fair         Carrying            Fair
                               value          value           value           value
                            ----------      ----------     ----------      ----------
MIP Notes Receivable        $3,871,703      $3,871,703          -              -

MIP Marketable Securities   $  735,958      $  735,958          -              -

Short-term debt             $6,075,931      $6,075,931      $6,766,592     $6,766,592



For investments, fair value equals quoted market price. Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 1997, 100% of the Company's long-term debt matures during 1998. As a result, the Company believes the carrying value of its long-term debt, approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP notes approximates market rates at December 31, 1997.

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company's operations involve a single industry segment, the exploration, development, production, refining and marketing of oil and natural gas. Its principal oil and gas activities are concentrated in foreign countries. Operating in foreign countries subjects the Company to inherent risks such as a loss of revenues, property and equipment from such hazards as exploration, nationalization, war and other political risks, risks of increases of taxes and governmental royalties, renegotiation of contracts with government entities and changes in laws and policies governing operations of foreign- based companies.

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

The Company periodically maintains cash balance in financial institutions which exceed the FDIC limit. Management does not believe any significant credit risk exists with respect to these balances.

Financial information, summarized by geographic area, is as follows:




                                                             Geographic Segment
                                                             ------------------
                                                                                                         Consolidated
1997                          United States          Columbia                 Peru       Kazakstan           Total
----                          -------------       -----------              -------       ---------         ----------

Sales and other
     operating revene           $    23,298         $ 292,947        $  -              $   -               $  316,245
Interest income and other
     corporate revenues                                                                                       511,719
                                                                                                           ----------
Total revenue                                                                                              $  827,964
Costs and operating
     expense                      1,189,188           463,371        $  -              $   -                1,652,559
                              -------------     ------------           -----------      ----------        -----------

Operating profit (loss)       $ (1,165,890)       $(170,424)         $  -              $   -               $  824,595)
                               ============        ==========          ===========      ==========          =========


General corporate expense                                                                                  10,465,064
Interest expense                                                                                            6,663,992

Net loss                                                                                                 $(17,953,651)
                                                                                                         =============

Identifiable assets
     at December 31, 1997      $ 21,159,627    $     -               $  -              $11,724,477       $ 32,884,104
                                -----------    --------------       --------------     -----------


Corporate assets                                                                                            8,955,756
                                                                                                            ---------
Total assets at
     December 31, 1997                                                                                   $ 41,839.860
                                                                                                        =============








Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                      $      -           $   3.77           $   -           $    -            $       3.77
                               ============       ===========         ============    ============  =================


Capital Expenditures,
     net of cost recoveries     $ 5.606,031        $     -              $   -          $11,724,477       $ 17,330,508
                               ============        ==========         ============     ===========      ============



                                                         Geographic Segment
                                                         ------------------
                                                                                                        Consolidated
1996                          United States          Colombia                 Peru       Kazakstan           Total
----                          -------------          --------              -------                         ----------

Sales and other
     operating revenue          $2,596,917         $1,508,260          $    -          $     -          $  4,105,177
Interest income and other
     corporate revenues                                                                                         5,337
                                                                                                         ------------
Total revenue                                                                                               4,110,514
Costs and operating
     expense                     1,616,043          1,468,665              200,000      $    -              3,284,708
                                -----------         ---------          ------------   ------------       ------------

Operating profit (loss)         $ 980,874          $   39,595            $(200,000)     $    -                825,806
                               ============       =============          =========     ===========


General corporate expense                                                                                  2,659,795
Interest expense                                                                                           2,818,218
                                                                                                         -----------
Net loss                                                                                                $ (4,652,207)
                                                                                                        ============

Identifiable assets
     at December 31, 1996       $12,895,332       $14,641,646         $4,860,559      $      -          $  32,397,537
                                ===========       ===========         ==========      ============


Corporate assets                                                                                            2,094,894
                                                                                                          -----------
Total assets at
     December 31, 1996                                                                                    $34,492,431
                                                                                                          ===========


Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                     $       -           $    3.77          $    -          $      -           $      3.77
                               ------------     -------------       -------------- ---------------  =================


Capital Expenditures,
     net of cost recoveries     $ 1,713,188         $ 719,954           $  825,923    $       -           $ 3,259,065
                                 ==========          ========           ==========  ==============      =============







                                                         Geographic Segment
                                                         ------------------                              Consolidated
1995                          United States          Colombia                 Peru       Kazakstan           Total
----                          -------------       -----------            ---------       ---------         ----------

Sales and other
     operating revenue          $ 1,403,668      $  1,214,213           $  166,069  $         -         $   2,783,950
Interest income and other
     corporate revenues                                                                                        27,358
                                                                                                          -----------
Total revenue                                                                                               2,811,308
Costs and operating
     expense                      1,922,130         1,513,401               65,141  $          -            3,500,672
                              -------------     -------------        -------------  --------------        -----------

Operating profit (loss)         $  (518,462)     $   (299,188)          $  100,928  $          -        $    (689,364)
                               ============      ============          ===========  ==============     ==============


General corporate expense                                                                                   2,611,650
Interest expense                                                                                            1,037,308

Net loss                                                                                                 $ (4,338,322)
                                                                                                          ===========


Identifiable assets
     at December 31, 1995       $13,565,280      $ 14,136,257           $4,247,975   $         -        $ 31,949,512
                                ===========       ===========           ==========   =============


Corporate assets                                                                                              690,850
                                                                                                          -----------
Total assets at
     December 31, 1995                                                                                    $32,640,362
                                                                                                          ===========


Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                     $   -             $      3.86          $    -         $        -                $3.86
                               ============      ============       ==============    ============      =============


Capital Expenditures,
     net of cost recoveries     $   400,368     $  1,265,989          $1,528,095      $        -         $  3,194,452
                               ============     ============          ==========      ============       ============


NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following noncash transactions:



                                                                     1997              1996              1995
                                                                     ----              ----              ----
Conversion of debentures                                         $9,343,022          $2,000,000      $      -

Stock issued in lieu of current liabilities                         233,559             168,902          489,250
Issuance of warrants related to convertible debentures            6,264,411                -                -
Issuance of stock - unearned compensation                              -                424,063           20,312





Issuance of stock - compensation                                     40,000                -                -
Issuance of stock - services                                        247,607                -                -
Issuance of stock and warrants - for oil and gas properties       9,254,688                -                -



Cash paid for interest, net of amounts capitalized, was $765,312, $808,477, and $964,609, during 1997, 1996, and 1995, respectively.

Cash paid for corporate franchise taxes was $70,003, $114,128, and $52,050, during 1997, 1996 and 1995, respectively.

NOTE 15 - SUBSEQUENT EVENTS:

Regulation S Offerings

In 1998, the Company received aggregate net proceeds of $794,000 from the exercise of warrants to acquire shares of common stock (see Note 9). The exercise price of these warrants ranged from $.40 to $2.00 per share.

Class A Warrants

At December 31, 1997 the Company had 5,957,207 Class A Warrants that had an expiration date of March 1, 1998. On February 13, 1998 the Company extended the expiration date of these Warrants until April 9, 1998. Although the Company has preliminary indication that approximately 55,000 Warrants have been exercised through this date, the Company has not received a final accounting from its Depositary Agent of the total number of Warrants that may have been exercised as of the expiration date.


                     SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:



CAPITALIZED COSTS
                                   Colombia                               Peru
                           --------------------------------     ----------------------------------
                           1997        1996       1995           1997       1996          1995
                           ----        ----       ----           ----       ----          ----
Unevaluated property not
   subject to amortization $  -    $ 1,101,277  $ 1,101,277     $   -     $4,457,964     $3,382,041

Proved and unproved
   properties                 -     31,924,991   31,225,040         -        200,000          -
Accumulated deprecia-
   tion, depletion and
   amortization               -     19,870,122   19,364,606         -        200,000          -
                           --------------------------------     -----------------------------------
Net Capitalized costs     $   -    $13,166,146  $12,951,711     $   -     $4,457,964     $3,832,041
                           ================================     ===================================





                                                  Kazakstan/Other                               Total
                                          -----------------------------------     --------------------------------------
                                          1997(1)       1996(2)      1995(2)            1997         1996        1995
                                          -------       -------      -------            ----         ----        ----
Unevaluated property not
   subject to amortization                 $11,724,477  $  89,389    $  65,506    $11,724,477  $5,648,630   $  4,998,824

Proved and unproved
   properties                                  -          371,665      351,257         -       32,506,656     31,566,297
Accumulated deprecia-
   tion, depletion and

   amortization                                -          371,655       65,506         -        17,713,499    16,849,258
                                           -----------------------------------    --------------------------------------
Net Capitalized costs$                     $11,724,477  $  89,389    $  65,506    $11,724,477  $17,713,499   $16,849,258
                                           ===================================    ======================================




Costs incurred in oil and gas property acquisition, exploration and development activities

                                                        Columbia                                   Peru
                                           ------------------------------------   ---------------------------------------
Property acquisition
   costs - proved and
   unproved properties                     $  -         $       -    $       -    $      -     $        -    $        -

Exploration Costs                             -                 -       744,549          -              -             -
Development costs                             -           719,954       527,595          -              -             -

Results of operations for oil and gas producing activities


Oil and gas sales                          $ 292,947   $ 1,364,581  $1,104,095     $     -     $        -     $  166,069
                                           ------------------------------------    ---------------------------------------
Lease operating costs                         98,766       611,857     363,680           -              -         65,141
Depreciation, depletion
   and amortization                           70,216       491,732     531,989           -              -              -
Provision for reduction
   of oil and gas properties                       -             -          -            -        200,000         65,141
                                           ------------------------------------   ------------------------------------------
                                            1 05,982     1,103,589     895,589           -        200,000              -
                                            ------------------------------------   -----------------------------------------


Income (loss) before
   tax provision                             186,965       260,992     208,506           -       (200,000)       100,928
Provision (benefit) for

   income tax                                      -             -           -           -              -             -
                                        ------------------------------------------   ---------------------------------------
Results of operations                  $     186,965    $  260,992    $208,506         $ -  $    (200,000)    $  100,928
                                       =======================================      ========================================











                                                Kazakstan/Other                                  Total
                                      -------------------------------------    ---------------------------------------------
Property acquisition
   costs - proved and
   unproved properties                $11,724,477    $      -        $   -        $11,724,477  $         -     $           -

Exploration Costs                               -           -            -                  -            -           744,549
Development costs                               -           -            -                  -      719,954           527,595

Results of operations for oil and gas producing activities


Oil and gas sales                    $          -    $      -         $  -       $    292,947   $1,364,581     $   1,270,164
                                      -------------------------------------    ---------------------------------------------
Lease operating costs                           -           -            -             98,766      611,857           428,741
Depreciation, depletion
   and amortization                             -           -      351,257             70,216      491,732           883,246
Provision for reduction

   of oil and gas properties                    -           -      351,257                  -    1,303,589         1,311,987
                                      --------------------------------------    --------------------------------------------
                                                -           -      351,257            105,482    1,303,589         1,311,987
                                      --------------------------------------   ---------------------------------------------


Income (loss) before
   tax provision                                -           -     (351,257)           186,955       60,992           (41,823)
Provision (benefit) for
   income tax                                   -           -            -                  -            -                 -
                                       -------------------------------------       -----------------------------------------
Results of operations                 $         -    $      -    $(351,257)        $  186,965       60,992      $    (41,823)
                                       ======================================      =========================================




Unevaluated property not subject to amortization reflected in 1997 includes Kazakstan properties only.
Unevaluated property not subject to amortization and proved and unproved properties reflected in 1996 were non-Kazakstan oil and gas projects, which have been fully amortized and retired as of December 31, 1997.

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

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1997, 1996 and 1997. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.



                                        United States                   Colombia                           Total
                                     --------------------    ------------------------------     ------------------------------
                                      Oil           Gas            Oil           Gas                 Oil            Gas
                                     BBLS           MCF           BBLS           MCF                 BBLS           MCF
                                  ----------      --------  ---------------- ------------    ------------------ --------------

January 1, 1995estimates                 -           -           1,166,258         -              1,166,258           -
       Extensions, discoveries
       and other additions               -           -             302,836      3,061,200           302,836       3,061,200
       Production                        -           -           (137,821)          -             (137,821)          -
                                                            ---------------- --------------      --------------- -------------

December 31, 1995                        -           -           4,106,480     11,381,400         4,106,480      11,381,400

       Revisions of
       previous estimates                -           -              34,372      3,298,000            34,372       3,298,000
       Extensions, discoveries
       and other additions               -           -               -            -                  -               -
       Production                        -           -           (130,433)        -               (130,433)          -
                                                             ------------- --------------      --------------- -------------

December 31, 1996                        -           -           4,010,419     14,679,400         4,010,419      14,679,400

       Revisions of
       previous estimates                -           -               -            -                  -              -
       Extensions, discoveries
       and other additions               -           -               -            -                  -              -
       Sales of reserves                 -           -         (3,892,146)   (14,679,400)       (3,892,146)    (12,679,400)
       Production                        -           -            (118,273        -                (118,273         -
                                  ----------      --------  ---------------- ------------    ------------------ --------------

December 31, 1997                        -           -               -             -                 -              -
                                 ===========   ===========  ================ =============   ==================  ==============


                                            United States                  Colombia                      Total
                                           --------------------     ------------------------     -----------------------
                                            Oil           Gas          Oil           Gas           Oil             Gas
                                            BBLS          MCF          BBLS          MCF           BBLS            MCF
Net proved developed reserves
January 1, 1995                               -             -          899,971     4,160,200       899,971     4,160,200
December 31, 1995                             -             -        1,012,896     5,100,000     1,012,896     5,100,000
December 31, 1996                             -             -          948,721     6,321,100       948,721     6,321,000
December 31, 1997                             -             -                -             -             -             -

Changes to reserves in 1997 reflect the sale of the Colombia subsidiary as of February 25, 1997.

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


                                                                     Colombia
                                              -----------------------------------------------------
                                                1997                1996               1995
                                                ----                ----               ----

Future cash inflows                         $      -            $61,173,696         $46,433,879

Future development costs                           -           (12,170,000)        (10,780,000)

Future production costs                            -            (8,012,891)         (9,409,442)

Future income tax expenses                         -                -                    -
                                             ----------    ----------------        ------------

Future net cash flows                              -             40,990,805          26,244,437

Annual discount 10% rate                           -           (19,088,789)        (13,885,290)
                                             ----------        ------------        ------------

Standardized measure discounted future
     net cash flows                         $      -            $21,902,016         $12,359,147
                                             ==========         ===========         ===========



As previously discussed, the Colombia subsidiary was sold on February 25, 1997.

Future cash flows in 1996 increased as a result of the increased selling price of oil in the world market in 1996 and also as a result of the upward revision in estimated future recoverable equivalent barrels of oil by approximately 585,000 BOE.

Estimated future income taxes were eliminated in 1995 and 1996 because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1995 and 1996.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was a decrease of $21,902,016 in 1997 and an increase of $9,542,869 and $2,288,243 in 1996 and 1995, respectively. The principal sources of change were as follows:


                                                            For the years ended December 31,
                                                   -----------------------------------------------


                                                             1997           1996          1995
                                                             ----           ----          ----

Beginning of year                                    $  21,902,016    $12,359,147     $10,070,904
Sales and transfer of oil and gas produced,
     net of production costs                             (161,813)      (752,724)       (740,495)
Net changes in prices and production costs                 -            6,764,808         135,987
Extensions, discoveries, additions and
     improved recovery, less related costs                 -               -              660,594
Net change due to sales of minerals in place          (21,740,203)         -                 -
Previously estimated development costs
     incurred during the year                              -              719,954         527,595
Changes in estimated future
     development costs                                     -            (973,650)     (2,032,144)
Revisions of previous reserve

     quantity estimates                                    -            1,460,849       3,783,148
Changes in timing and other                                -            1,087,717     (1,053,532)
Accretion of discount                                      -            1,235,915        1007,090
                                                   ----------           ---------       ---------

End of year                                           $    -          $21,902,016     $12,359,147
                                                 ============         ===========     ===========


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             AMERICAN INTERNATIONAL
                              PETROLEUM CORPORATION

Dated: April 15, 1998
                                                 By:  /s/ Denis J. Fitzpatrick
                                                      Denis J. Fitzpatrick
                                                      Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

By:              /s/ George N. Faris                       Date: April 15, 1998
                 George N. Faris, Chairman
                 of the Board of Directors
                 and Chief Executive Officer

By:              /s/ Denis J. Fitzpatrick                  Date: April 15, 1998
                 Denis J. Fitzpatrick
                 Vice President, Secretary,
                 Principal Financial and
                 Accounting Officer

By:              /s/ Donald G. Rynne                       Date: April 15, 1998
                 Donald G. Rynne, Director

By:              /s/ Daniel Y. Kim                         Date: April 15, 1998
                 Daniel Y. Kim, Director

By:              /s/ William R. Smart                      Date: April 15, 1998
                 William R. Smart, Director



                                                             Exhibit Index

Exhibit
Number           Description

4.14             1998 Stock Option Plan of the Registrant

4.15             1998 Stock Award Plan of the Registrant

21.1             Subsidiaries of the Registrant

27.1             Financial Data Schedule