Form 10-Q
period 1998-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1998-05-15
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               -------------------------------------------------

Commission File number No. 0-14905
                       ---------------------------------------------------------

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Nevada                               13-3130236
---------------------------------------  ---------------------------------------
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

Yes |X|                No |_|

The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of May 14, 1998 is 51,573,761 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                       March 31,      December 31,
                                                                        1998             1997
                                                                    -------------    -------------
                            Assets
Current assets:
  Cash and cash equivalents                                         $     226,013    $   3,721,350
  Marketable securities, at market                                        735,958          735,958
  Accounts and notes receivable, net                                      586,356        1,831,008
  Inventory                                                             2,649,967          755,720
  Deferred financing costs                                                248,227          353,490
  Prepaid expenses                                                        256,879        1,244,277
                                                                    -------------    -------------
       Total current assets                                             4,703,400        8,641,803
                                                                    -------------    -------------
Property, plant and equipment:
  Unevaluated oil and gas property                                     12,851,141       11,724,477
  Oil and gas properties                                                       --               --
  Refinery property and equipment                                      25,619,282       22,816,897
  Other                                                                   277,599          216,803
                                                                    -------------    -------------
                                                                       38,748,022       34,758,177
Less - accumulated depreciation, depletion,
 amortization and impairments                                          (4,048,980)      (3,894,015)
                                                                    -------------    -------------
       Total property, plant and equipment                             34,699,042       30,864,162
Notes receivable, less current portion                                  2,384,045        2,333,895
                                                                    -------------    -------------
       Total assets                                                 $  41,786,487    $  41,839,860
                                                                    =============    =============

             Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                                     7,315,111        6,075,931
  Accounts payable                                                      1,822,615        1,452,642
  Accrued liabilities                                                   2,006,397        1,806,906
                                                                    -------------    -------------
       Total current liabilities                                       11,144,123        9,335,479
Long-term debt                                                                 --               --
                                                                    -------------    -------------
       Total liabilities                                               11,144,123        9,335,479
                                                                    -------------    -------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                    --               --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 48,910,522 shares issued and outstanding
    at March 31, 1998 and  48,436,576 shares at December 31, 1997       3,912,842        3,874,926
  Additional paid-in capital                                          107,256,640      106,689,337
  Stock purchase warrants                                               1,297,754        1,297,754
  Accumulated deficit                                                 (81,824,872)     (79,357,636)
                                                                    -------------    -------------
       Total stockholders' equity                                      30,642,364       32,504,381
                                                                    -------------    -------------
Commitments and contingent liabilities                                         --               --
                                                                    -------------    -------------

Total liabilities and stockholders' equity                           $ 41,786,487     $ 41,839,860
                                                                    =============    =============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                      1998             1997
                                                  ------------     ------------

Revenues:
  Oil and gas production and                      $         --     $    260,579
  Refinery product sales                               437,620               --
  Other                                                 68,425           35,250
                                                  ------------     ------------
       Total revenues                                  506,045          295,829
                                                  ------------     ------------
Expenses:
  Operating                                            303,148           98,765
  General and administrative                           818,883        1,648,538
  Depreciation, depletion and
   amortization                                        154,965          250,743
  Interest                                           1,696,285          573,041
  Unrealized loss on marketable securities                  --        1,753,750
  Provision for bad debts                                   --            5,118
  Loss on sale of subsidiaries                              --          563,667
                                                  ------------     ------------
       Total expenses                                2,973,281        4,893,622
                                                  ------------     ------------

Net loss                                          $ (2,467,236)    $ (4,597,793)
                                                  ============     ============

Net loss per share of common stock                $      (0.05)    $      (0.13)
                                                  ============     ============

Weighted-average number of shares
 of common stock outstanding                        48,694,657       36,281,693
                                                  ============     ============

        The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                      1998           1997
                                                                  -----------    -----------
Cash flows from operating activities:
  Net loss                                                        $(2,467,236)   $(4,597,793)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and  accretion of
        discount on debt                                            1,499,408        586,247
     Accretion of premium on notes receivable                         (50,150)            --
     Realized and unrealized loss on marketable securities                 --      1,753,750
     Provision for bad debts                                               --          5,118
     Loss on sale of subsidiaries                                          --        563,667
     Non-cash provision for services                                  196,900             --
     Changes in assets and liabilities:
        Accounts and notes receivable                               1,244,652        316,906
        Inventory                                                  (1,894,247)        56,974
        Prepaid and other                                             987,398         56,155
        Accounts payable and accrued liabilities                      569,464         99,665
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities        86,189     (1,159,311)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                              (1,126,664)      (331,349)
  Additions to refinery property and equipment                     (2,802,385)      (561,268)
  Proceeds from sale of marketable securities                              --             --
  Proceeds from sale of subsidiaries                                       --             --
  Other                                                               (60,796)      (101,098)
                                                                  -----------    -----------
             Net cash used in investing activities                 (3,989,845)      (993,715)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                       --          9,414
  Net increase (decrease) in notes payable                                 --       (237,162)
  Proceeds from long-term debt                                             --      1,746,820
  Repayments of long-term debt                                             --     (1,536,614)
  Proceeds from issuance of common stock and
    warrants, net                                                          --        439,770
  Proceeds from exercise of stock warrants
    and options                                                       408,319            560
  Proceeds from sale of subsidiaries                                               1,729,287
                                                                  -----------    -----------
             Net cash provided by financing activities                408,319      2,152,075
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                 (3,495,337)          (951)
Cash and cash equivalents at beginning of year                      3,721,350         11,058
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $   226,013    $    10,107
                                                                  ===========    ===========

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                            Common stock            Additional       Stock
                                     ---------------------------     paid-in        purchase     Accumulated
                                      Shares           Amount        capital        warrants        deficit         Total
                                     ----------     ------------   ------------   ------------   ------------   ------------
Balance,  December 31, 1997          48,436,576     $  3,874,926   $106,689,337   $  1,297,754   $(79,357,636)  $ 32,504,381

Issuance of stock for compensation       50,000            4,000        192,900             --             --        196,900
Options and warrants exercised          423,946           33,916        374,403             --             --        408,319
Net loss for the period                      --               --             --             --     (2,467,236)    (2,467,236)
                                     ----------     ------------   ------------   ------------   ------------   ------------

Balance, March 31, 1998              48,910,522     $  3,912,842   $107,256,640   $  1,297,754   $(81,824,872)  $ 30,642,364
                                     ==========     ============   ============   ============   ============   ============

         The accompanying notes are an integral part of this statement.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 30, 1998

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1998, the results of operations for the three month period ended March 31, 1998 and 1997 and cash flows for the three months ended March 31, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1997 Annual Report on Form 10-K.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the quarter ended March 31, 1998, the Company utilized $2,467,000 for operations, which reflects approximately $1,646,000 in non-cash provisions, including $1,344,000 in certain loan costs, issuance of stock as compensation for services of $197,000, and depreciation, depletion and amortization of $155,000. Approximately $1,894,000 was used during the period to increase product and feedstock inventory and $2,802,000 was provided by an increase in current assets other than cash and in accounts payable and accrued liabilities. Additional uses of funds during the first quarter of 1998 included additions to oil and gas properties and Refinery property and equipment of $3,929,000. Cash for operations was provided, in part, by approximately $408,000 in proceeds from the exercise of certain warrants.

Since the sale of its South American oil and gas assets (the "Transaction") and the termination of its Lease Agreement with Gold Line in the first quarter of 1997, the Company has had no revenues from operations until late in the first quarter of 1998 when it implemented product sales at the Refinery. Although it has utilized some of the proceeds from the Transaction, and $794,000 from the exercise of the Company's warrants during the first quarter of 1998, to repay convertible and conventional debt, fund the Refinery expansion and start-up processes, fund its activities in Kazakstan and other operations, such proceeds were inadequate to satisfy all of the Company's debt obligations and anticipated capital requirements. Therefore, in April 1998, the Company reached an agreement with certain institutional investors which provides it with up to $52 million in private debt and equity financing (the "Facility") to be used by the Company on an as needed basis over a two year period. Initial funding of $5 million took place in April 1998 (See Item 2. "Changes in Securities"). Depending on its needs, the Company could use a portion or all of the Facility.

On March 16, 1998, the Company signed an agreement for the Exploration of the Mamourinskoye and Saratovskoye oil fields, with Zao Nafta ("Nafta") a Russian closed stock company. This agreement gave the Company 90 days in which to perform technical and legal due diligence evaluations of the Nafta properties. These oil fields are included in 17 oil and gas licenses (the "Licenses") held by Nafta, covering about 877,000 acres in the Samara and Saratov regions of Southwestern Russia, approximately 600 to 800 kilometers north of the Caspian Sea and southeast of Moscow. Upon favorable completion of the due diligence evaluation, a joint venture will be formed to operate these 17 Licenses with the Company, as Operator, holding a 75% working interest.

The Company agreed to pay $11 million for the 75% working interest in the joint venture, $5.0 million in cash and $6.0 million in crude oil from 25% of the Company's future net production. The Company made a refundable advance on the purchase price of $300,000 to Nafta for their use in assisting the Company in completing all legal and contractual conditions required by the Company.

Proven recoverable reserves, assigned by governmental authorities for these Licenses, are estimated at approximately 34 million barrels of oil.

The joint venture agreement will provide for the Company, as Operator, to develop and execute an investment program to activate 16 wells available for re-entry in the Mamourinskoye License. The Company will also commit to expend at least $25 million during the first 24 months of the joint venture on this program and other exploration and production activities within the respective License areas, as long as work can be technically and economically justified. However, the Company's commitments are determined by, and limited to, the joint venture programs to be established by the Company, so Nafta will be responsible for contractual License commitments which may exceed these levels. All work programs for Licenses are determined annually by the respective area governmental agencies controlling the Licenses and therefore are subject to change and revisions based on the results of the prior year's activity.

Should the Company decide to complete the Nafta transaction, based on existing information, it plans to immediately implement a development program which should establish production from at least 7 of the 16 wells located in the Mamourinskoye License. This program is estimated to cost approximately $1 to $2 million and should allow for the trucking of crude production of about 3,000 barrels of oil per day to local refineries within 120 days of the establishment of the joint venture. However, there can be no assurance, at this time, that this level of production will be reached. The License area is approximately 60 to 80 kilometers from some of the largest refineries located in Russia, and the main export pipelines pass within 50 kilometers of each of the 17 License areas.

Also in March 1998, the Company signed an agreement, subject to certain conditions, to purchase St. Marks Refinery, a 20,000 barrels per day refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida in a tax free exchange of stock, or combination of stock and cash, worth up to $4.5 million. If the Company decides not to purchase the 55-acre facility, it has agreed to an annual evergreen lease of the Refinery under specific terms and conditions.

The primary advantage to the Company of the St. Marks acquisition or lease, is the immediate increase of its retail presence from two to five states along the U.S. Gulf Coast, plus a 50% increase in storage tank capacity by adding 33 more tanks totaling more than 460,000 barrels to the Company assets. This transaction provides an opportunity for the Company to double the retail sales capacity of petroleum products manufactured at its Lake Charles, Louisiana Refinery through access to new asphalt product markets, and jet fuel, diesel and industrial fuel oil sales in Florida, Georgia and Alabama.

The Company recently reached an agreement to settle an ongoing dispute with the IRS, which calls for the Company to pay $646,633 in excise taxes, plus interest incurred for the applicable periods dating back to 1989. The Company has submitted a proposal to the IRS which would enable the Company to pay the tax and interest due over a period of approximately one year; the tax would be paid in four equal quarterly installments and the interest would be paid in a lump sum at the end of the annual payment period. Should the Company utilize the entire proposed pay-off period to pay the tax and interest, the total amount paid would be approximately $1.5 million.

During the next 12 months, the Company expects to expend approximately $14 million, of which approximately $2 million will fund the capital equipment expansion and startup costs of its refinery; approximately $10 million is expected to be spent on costs associated with its Kazakstan project, and approximately $2 million for other corporate uses. However, in the event the Company obtains a joint venture partner in Kazakstan, its capital requirements there should be significantly less than $10 million during the next 12 months. In the event the Company decides to complete the Nafta transaction, a minimum of $6 to $7 million would be initially required in Russia, approximately $5 million in acquisition cost, and $1 to $2 million in workover and facility costs on certain of the existing 16 wells in the Mamourinskoye License. As of March 31, 1998, the Company's existing working capital was insufficient to provide the Company with all of the capital it requires to complete its obligations. However, the Company believes that the capital available under the Facility, together with projected cash flows from the Refinery, will satisfy its capital requirements during at least the next two years.

With the expected cash flow from the Refinery and the production and cash flow anticipated from the Nafta transaction, management believes the Company is nearing the point in time where more conventional, non-equity financing will become available. To the extent possible, management will seek to utilize these methods, as an alternative or supplement to the Facility, to finance the needs of the Company in the future.

Results of Operations

For the Three Months Ended March 31, 1998 as compared to the Three Months Ended March 31, 1997

Oil and Gas Operations:

The Company's South American operations in Colombia and Peru, which were sold in February 1997, had approximately $261,000 in oil revenue in 1997 prior to the sale. During the first quarter of 1998, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations in this period.

Refinery Operations:

The Company, which had previously leased it's refining facility to Gold Line Refining on a processing fee basis, evicted Gold Line in March 1997 for defaults under several clauses of its lease agreement, the most prevalent being non-payment of lease fees. Due to Gold Line's subsequent filing of bankruptcy in 1997, the Company did not recognize any of the $443,000 in lease fees earned during the first quarter of 1997.

During 1997, the Company expanded the Refinery and converted the crude unit to a heavy crude processing unit to enable the manufacture of asphalt and other products. During the first quarter of 1998, the Company performed several test operations on the Refinery's crude unit, which resulted in $384,000 in revenues from the sale of certain light-end products during March 1998. During the first quarter of 1998, the Company also began testing its asphalt operating units resulting in approximately $84,000 in revenues from sales of asphalt. The operating costs of $303,000 associated with these testing processes should not be considered to be indicative of the upcoming unit operating cost expected in the future from normal operations. Costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock prices, and from the Company's product mix, which will be determined over time as the Company's markets are developed in the different areas it services.

Other Revenue:

Other revenues increased approximately $33,000, or 94%, during the first quarter of 1998 compared to the first quarter of 1997. The increase is primarily due to an increase in interest income from substantially more funds being on deposit during the first quarter of 1998 compared to the same period last year.

General and Administrative:

General and Administrative expenses declined by approximately $830,000, or 50%, in the first quarter of 1998 as compared to the same period in 1997. This decline is primarily attributable to a non-recurring charge of $695,000 during 1997 for compensation adjustments. In addition, $200,000 of the decrease is attributable to the sale of the Company's South American properties in February 1997.

Depreciation, Depletion, and Amortization:

Depreciation, depletion, and amortization decreased approximately $96,000 during the current period compared to the same period last year due totally to the lack of any depletion costs in the first quarter of 1998 resulting from the sale of those operations as previously discussed.

Interest Expense:

Interest expense increased to approximately $1,696,000 during the first quarter of 1998, from $573,000 in the first quarter of 1997. The total for 1998 includes a non-cash charge of approximately $1,344,000 for costs associated with the issuance of the Company's $10,000,000, 14% debenture (the "Debenture"), outstanding at March 31, 1998. In addition, $350,000 of accrued interest expense is also related to the Debenture at March 31, 1998.

Item 2. Changes in Securities

On April 21, 1998, the Company issued and sold $5,000,000 aggregate principal amount of its 14% Convertible Notes due April 21, 2002 (the "Convertible Notes") to certain institutional buyers (the "Holders") for a total purchase price of $4,950,000 (the "Initial Closing") pursuant to a Securities Purchase Agreement dated as of April 21, 1998 (the "Securities Purchase Agreement"). The Securities Purchase Agreement provides for the issuance and sale to the Holders of an additional $7,000,000 principal amount of Convertible Notes (the "Second Tranche") for a purchase price of $6,930,000 on May 15, 1998 or such later date upon which certain conditions precedent to closing have been satisfied or waived by the Holders. A significant portion of the proceeds from the Second Tranche is expected to be used by the Company to purchase the Nafta working interest and for related initial development costs. The obligation of the Holders to purchase the additional Convertible Notes shall terminate if such conditions to closing have not been satisfied prior to May 31, 1998. The Convertible Notes are convertible into shares of Common Stock at the option of the holder thereof, commencing upon the earliest of (x) June 30, 1998, (y) the date the related Registration Statement (filed on May 15, 1998) has been declared effective by the Securities and

Exchange Commission, or (z) the date immediately preceding the occurrence of a "Sale Event") (as defined), at a conversion price equal to 85% of the average of the lowest five consecutive daily Weighted Average Sales Price (as defined) for the 40 trading days ending on the date prior to the conversion date. Interest on the Convertible Notes is payable quarterly on the last day of March, June, September and December of each year commencing June 30, 1998, in cash or additional shares of Common Stock, at the option of the Company, except that interest payable upon conversion of the Convertible Notes is payable in additional shares of Common Stock. The Company paid a commission of two percent of the net proceeds, one-half in cash and one-half in warrants ($49,250 in cash and a warrant to purchase 49,250 shares of the Company's Common Stock at $2.76 per share).

In connection with the Holders agreement to purchase the Convertible Notes pursuant to the Securities Purchase Agreement, the Company issued to the Holders at the Initial Closing, warrants to purchase an aggregate of 1,400,000 shares of Common Stock, exercisable at any time prior to April 21, 2003, at an exercise price of $2.76 per share (110% of market as of the Effective Date)(the "Securities Purchase Agreement Warrants"). Should the Second Tranche not occur, only five-twelfth's of the Security Purchase Agreement Warrants will be issued to the Holders (583,333).

Contemporaneously with the execution of the Securities Purchase Agreement, the Company entered into an Equity Financing Agreement dated as of April 21, 1998 (the "Equity Financing Agreement") pursuant to which the Holders agreed to purchase from the Company, commencing upon the later of (x) 30 days after the Effective Date and (y) August 1, 1998, shares of Common Stock from time to time on or prior to April 21, 2000, for an aggregate purchase price of up to $40,000,000, subject to the satisfaction of certain specified conditions. The Holders are obligated to purchase shares of Common Stock (i) upon request of the Company or (ii) if the ratio of the closing bid price of the Common Stock to the average of the closing bid prices of the Common Stock over the preceding five trading days (the "Average Closing Price") equals or exceeds 1.2 to 1.0. Purchases may not occur more frequently than once every 20 trading days. The purchase price of shares of Common Stock purchased pursuant to the Equity Financing Agreement is 85% of the Average Closing Price. The minimum purchase is $1,000,000 and the maximum is $5,000,000.

In connection with the Holders agreement to purchase shares of Common Stock pursuant to the Equity Financing Agreement, the Company issued to the Holders, additional warrants to purchase an aggregate of 1,595,978 shares (the "Closing Warrants") and 2,000,000 shares (the "Commitment Fee Warrants") of Common Stock, respectively. The Closing Warrants are exercisable at any time prior to April 21, 2003, at an exercise price of $2.76 per share, subject to adjustment in certain events. The Commitment Fee Warrants become exercisable on April 21, 2000, or such earlier date upon which (i) the aggregate purchase price of shares of Common Stock purchased by the Holders pursuant to the Equity Financing Agreement equals $40,000,000, less the amount of any commitment reductions (in the minimum amount of $5,000,000) effected by the Company, (ii) the termination of the Equity Financing Agreement, or (iii) upon certain other specified events. In addition, if the Company elects to reduce the commitment, 500 Commitment Fee Warrants will become exercisable for each $1,000,000 reduction in the commitment. The Commitment Fee Warrants may be exercised prior to April 21, 2003 at any exercise price of $2.76 per share, subject to adjustment in certain events.

The net proceeds from the issuance and sale of the Convertible Notes and the shares of Common Stock pursuant to the Equity Financing Agreement (if any), together with amounts received upon exercise of the warrants issued in connection with the Securities Purchase Agreement dated as of October 9, 1997, as amended, and April 21, 1998, respectively (collectively, the "Securities Purchase Agreements"), and the Equity Financing Agreement will be used to finance the Company's efforts in Russia, as discussed above, as well as in Kazakstan and for other working capital requirements.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            4.1   Form of 14% Convertible Note due April 21, 2000.

            4.2 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements, associated with Exhibits 4.4 and 4.6.

            4.3   Registration Rights Agreement associated with the Convertible
                  Note in Exhibit 4.1.

            4.4   Securities Purchase Agreement associated with the Convertible
                  Note in Exhibit 4.1.

            4.5 Agreement and First Amendment dated as of April 21, 1998 to Securities Purchase Agreement dated as of October 9, 1997.

            4.6   Equity Financing Agreement dated April 21, 1998.

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K

            None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 1998

                                    AMERICAN INTERNATIONAL
                                    PETROLEUM CORPORATION


                                    By /s/ Denis J. Fitzpatrick
                                       -------------------------------
                                       Denis J. Fitzpatrick
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

4.1         Form of 14% Convertible Note due April 21, 2000.

4.2 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements, associated with Exhibits 4.4 and 4.6.

4.3 Registration Rights Agreement associated with the Convertible Note in Exhibit 4.1.

4.4 Securities Purchase Agreement associated with the Convertible Note in Exhibit 4.1.

4.5 Agreement and First Amendment dated as of April 21, 1998 to Securities Purchase Agreement dated as of October 9, 1997.

4.6         Equity Financing Agreement dated April 21, 1998.

27.1        Financial Data Schedule.