Form 10-Q/A
period 1998-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1998-08-12
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449


                                   FORM 10-Q/A


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1998
                               --------------

Commission File number No. 0-14905
                           -------

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
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                                      March 31,      December 31,
                                                                        1998             1997
                                                                    -------------    -------------
                            Assets
Current assets:
  Cash and cash equivalents                                         $     226,013    $   3,721,350
  Marketable securities, at market                                        735,958          735,958
  Accounts and notes receivable, net                                      586,356        1,831,008
  Inventory                                                             2,649,967          755,720
  Deferred financing costs                                                248,227          353,490
  Prepaid expenses                                                        256,879        1,244,277
                                                                    -------------    -------------
       Total current assets                                             4,703,400        8,641,803
                                                                    -------------    -------------
Property, plant and equipment:
  Unevaluated oil and gas property                                     13,337,555       11,724,477
  Oil and gas properties                                                       --               --
  Refinery property and equipment                                      26,829,153       22,816,897
  Other                                                                   277,599          216,803
                                                                    -------------    -------------
                                                                       40,444,307       34,758,177
Less - accumulated depreciation, depletion,
 amortization and impairments                                          (4,048,980)      (3,894,015)
                                                                    -------------    -------------
       Total property, plant and equipment                             36,395,327       30,864,162
Notes receivable, less current portion                                  2,384,045        2,333,895
                                                                    -------------    -------------
       Total assets                                                 $  43,482,772    $  41,839,860
                                                                    =============    =============

             Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt                                     7,315,111        6,075,931
  Accounts payable                                                      1,822,615        1,452,642
  Accrued liabilities                                                   2,082,797        1,806,906
                                                                    -------------    -------------
       Total current liabilities                                       11,220,523        9,335,479
Long-term debt                                                                 --               --
                                                                    -------------    -------------
       Total liabilities                                               11,220,523        9,335,479
                                                                    -------------    -------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued                                                    --               --
  Common stock, par value $.08, 100,000,000 shares
    authorized, 48,910,522 shares issued and outstanding
    at March 31, 1998 and  48,436,576 shares at December 31, 1997       3,912,842        3,874,926
  Additional paid-in capital                                          108,554,394      107,987,091
  Accumulated deficit                                                 (80,204,987)     (79,357,636)
                                                                    -------------    -------------
       Total stockholders' equity                                      32,262,249       32,504,381
                                                                    -------------    -------------
Commitments and contingent liabilities                                         --               --
                                                                    -------------    -------------

Total liabilities and stockholders' equity                          $  43,482,772    $  41,839,860
                                                                    =============    =============


        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                      1998             1997
                                                  ------------     ------------
Revenues:
  Oil and gas production and                      $         --     $    260,579
  Refinery product sales                               437,620               --
  Other                                                 68,425           35,250
                                                  ------------     ------------
       Total revenues                                  506,045          295,829
                                                  ------------     ------------
Expenses:
  Operating                                            303,148           98,765
  General and administrative                           818,883        1,648,538
  Depreciation, depletion and
   amortization                                        154,965          250,743
  Interest                                              76,400          573,041
  Unrealized loss on marketable securities                  --        1,753,750
  Provision for bad debts                                   --            5,118
  Loss on sale of subsidiaries                              --          563,667
                                                  ------------     ------------
       Total expenses                                1,353,396        4,893,622
                                                  ------------     ------------

Net loss                                          $   (847,351)    $ (4,597,793)
                                                  ============     ============

Net loss per share of common stock                $      (0.02)    $      (0.13)
                                                  ============     ============

Weighted-average number of shares
 of common stock outstanding                        48,694,657       36,281,693
                                                  ============     ============


        The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)


                                                                     1998           1997
                                                                  -----------    -----------
Cash flows from operating activities:
  Net loss                                                        $  (847,351)   $(4,597,793)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and  accretion of
        discount on debt                                              154,965        586,247
     Accretion of premium on notes receivable                         (50,150)            --
     Realized and unrealized loss on marketable securities                 --      1,753,750
     Provision for bad debts                                               --          5,118
     Loss on sale of subsidiaries                                          --        563,667
     Non-cash provision for services                                  196,900             --
     Changes in assets and liabilities:
        Accounts and notes receivable                               1,244,652        316,906
        Inventory                                                  (1,894,247)        56,974
        Prepaid and other                                             987,398         56,155
        Accounts payable and accrued liabilities                      645,864         99,665
                                                                  -----------    -----------
            Net cash provided by (used in) operating activities       438,031     (1,159,311)
                                                                  -----------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                              (1,227,556)      (331,349)
  Additions to refinery property and equipment                     (3,053,335)      (561,268)
  Proceeds from sale of marketable securities                              --             --
  Proceeds from sale of subsidiaries                                       --             --
  Other                                                               (60,796)      (101,098)
                                                                  -----------    -----------
             Net cash used in investing activities                 (4,341,687)      (993,715)
                                                                  -----------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                       --          9,414
  Net increase (decrease) in notes payable                                 --       (237,162)
  Proceeds from long-term debt                                             --      1,746,820
  Repayments of long-term debt                                             --     (1,536,614)
  Proceeds from issuance of common stock and
    warrants, net                                                          --        439,770
  Proceeds from exercise of stock warrants
    and options                                                       408,319            560
  Proceeds from sale of subsidiaries                                       --      1,729,287
                                                                  -----------    -----------
             Net cash provided by financing activities                408,319      2,152,075
                                                                  -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                 (3,495,337)          (951)
Cash and cash equivalents at beginning of year                      3,721,350         11,058
                                                                  -----------    -----------

Cash and cash equivalents at end of year                          $   226,013    $    10,107
                                                                  ===========    ===========


        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                            Common stock            Additional
                                        ---------------------        paid-in      Accumulated
                                        Shares         Amount        capital        deficit          Total
                                     ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1997             48,436,576   $  3,874,926   $107,987,091   $(79,357,636)   $ 32,504,381

Issuance of stock for compensation         50,000          4,000        192,900             --         196,900
Options and warrants exercised            423,946         33,916        374,403             --         408,319
Net loss for the period                        --             --             --       (847,351)       (847,351)
                                     ------------   ------------   ------------   ------------    ------------

Balance, March 31, 1998                48,910,522   $  3,912,842   $108,554,394   $(80,204,987)   $ 32,262,249
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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources


During the quarter ended March 31, 1998, the Company utilized $438,000 for operations, which reflects approximately $302,000 in non-cash provisions, including issuance of stock as compensation for services of $198,000, and depreciation, depletion and amortization of $155,000. Approximately $1,894,000 was used during the period to increase product and feedstock inventory and $2,878,000 was provided by an increase in current assets other than cash and in accounts payable and accrued liabilities. Additional uses of funds during the first quarter of 1998 included additions to oil and gas properties and Refinery property and equipment of $4,281,000. Cash for operations was provided, in part, by approximately $408,000 in proceeds from the exercise of certain warrants.


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


Also in March 1998, the Company signed an agreement, subject to certain conditions, to purchase St. Marks Refinery, a 20,000 barrels per day refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida in a tax free exchange of stock, or combination of stock and cash, worth up to $4.5 million. If the Company decides not to purchase the 55-acre facility, it has agreed to a renewable annual lease of St. Marks under specific terms and conditions.


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

Interest Expense:


Interest expense decreased by approximately $497,000 during the first quarter of 1998 compared to the same period last year. However, the Company has capitalized approximately $1,696,000 of interest expense during the first quarter of 1998 of which approximately $1,344,000 was non-cash interest relating to costs associated with its October 1997 borrowing of $10 million, the proceeds from which was utilized by the Company for its oil and gas and refinery projects.



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

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            4.1   Form of 14% Convertible Note due April 21, 2000.

            4.2 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements, associated with Exhibits 4.4 and 4.6.

            4.3 Registration Rights Agreement associated with the Convertible Note associated with Exhibit 4.1.

            4.4 Securities Purchase Agreement associated with the Convertible Note associated with Exhibit 4.1.

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


                                    By /s/ Denis J. Fitzpatrick
                                       ---------------------------
                                       Denis J. Fitzpatrick
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
------                            -----------

4.1         Form of 14% Convertible Note due April 21, 2000.

4.2 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements, associated with Exhibits 4.4 and 4.6.

4.3 Registration Rights Agreement associated with the Convertible Note associated with Exhibit 4.1.

4.4 Securities Purchase Agreement associated with the Convertible Note associated with Exhibit 4.1.

4.5 Agreement and First Amendment dated as of April 21, 1998 to Securities Purchase Agreement dated as of October 9, 1997.

4.6         Equity Financing Agreement dated April 21, 1998.

27.1        Financial Data Schedule.