Form 10-Q
period 1998-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1998-08-13
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   June 30, 1998
                               -----------------------

Commission File number   No. 0-14905
                       ------------------------------------------------------

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

Yes |X|      No |_|

The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of August 6, 1998 is 54,137,120 shares.

Part I. Financial Information

ITEM 1. Financial Statements

        AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES ES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    June 30,       December 31,
                                                      1998            1997
                                                  ------------    -------------
                                     Assets

Current assets:
  Cash and cash equivalents                       $  3,154,601    $   3,721,350
  Marketable securities, at market                     253,738          735,958
  Accounts and notes receivable, net                 2,830,626        1,831,008
  Inventory                                          2,621,760          755,720
  Deferred financing costs                             195,299          353,490
  Prepaid expenses                                     275,811        1,244,277
                                                  ------------    -------------
       Total current assets                          9,331,835        8,641,803
                                                  ------------    -------------
Property, plant and equipment:
  Unevaluated oil and gas property                  20,077,066       11,724,477
  Oil and gas properties                                    --               --
  Refinery property and equipment                   32,098,989       22,816,897
  Other                                                351,816          216,803
                                                  ------------    -------------
                                                    52,527,871       34,758,177
Less - accumulated depreciation, depletion,
 amortization and impairments                       (4,328,945)      (3,894,015)
                                                  ------------    -------------
       Total property, plant and equipment          48,198,926       30,864,162
Notes receivable, less current portion               1,050,952        2,333,895
Other                                                  118,550               --
                                                  ------------    -------------
       Total assets                               $ 58,700,263    $  41,839,860
                                                  ============    =============

                      Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt               $  2,330,834    $   6,075,931
  Accounts payable                                   2,903,434        1,452,642
  Accrued liabilities                                2,167,641        1,806,906
                                                  ------------    -------------
       Total current liabilities                     7,401,909        9,335,479
Long-term debt                                      11,205,573               --
                                                  ------------    -------------
       Total liabilities                            18,607,482        9,335,479
                                                  ------------    -------------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000
    shares authorized, none issued                          --               --
  Common stock, par value $.08, 100,000,000
    shares authorized, 53,613,115 shares issued
    and outstanding at June 30, 1998  and
     48,436,576 shares at December 31, 1997          4,289,049        3,874,926
  Additional paid-in capital                       117,213,601      107,987,091
  Accumulated deficit                              (81,409,869)     (79,357,636)
                                                  ------------    -------------
       Total stockholders' equity                   40,092,781       32,504,381
                                                  ------------    -------------
Commitments and contingent liabilities                      --               --
                                                  ------------    -------------

Total liabilities and stockholders' equity        $ 58,700,263    $  41,839,860
                                                  ============    =============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                              1998            1997
                                                          ------------    ------------
Revenues:
  Oil & gas production revenues                           $         --    $         --
  Refinery  revenues                                         2,603,001              --
  Other                                                        157,478          53,092
                                                          ------------    ------------
       Total revenues                                        2,760,479          53,092
                                                          ------------    ------------
Expenses:
  Operating                                                  2,541,563              --
  General and administrative                                   874,685       1,060,693
  Depreciation, depletion and amortization                     279,965         131,623
  Interest                                                      76,401         842,370
  Unrealized and realized loss on marketable securities        192,747       1,639,977
  Provision for bad debts                                           --              --
  Loss on sale of subsidiaries                                      --              --
                                                          ------------    ------------
       Total expenses                                        3,965,361       3,674,663
                                                          ------------    ------------

Net loss                                                  $ (1,204,882)   $ (3,621,571)
                                                          ============    ============

Net loss per share of common stock                        $      (0.02)   $      (0.09)
                                                          ============    ============

Weighted-average number of shares
 of common stock outstanding                                52,176,697      39,034,729
                                                          ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                              1998            1997
                                                          ------------    ------------
Revenues:
  Oil & gas production revenues                           $         --    $    260,579
  Refinery  revenues                                         3,040,621              --
  Other                                                        225,903          88,342
                                                          ------------    ------------
       Total revenues                                        3,266,524         348,921
                                                          ------------    ------------
Expenses:
  Operating                                                  2,844,711          98,765
  General and administrative                                 1,693,568       2,709,231
  Depreciation, depletion and amortization                     434,930         382,366
  Interest                                                     152,801       1,415,411
  Unrealized and realized loss on marketable securities        192,747       3,393,727
  Provision for bad debts                                           --           5,118
  Loss on sale of subsidiaries                                      --         563,667
                                                          ------------    ------------
       Total expenses                                        5,318,757       8,568,285
                                                          ------------    ------------

Net loss                                                  $ (2,052,233)   $ (8,219,364)
                                                          ============    ============

Net loss per share of common stock                        $      (0.04)   $      (0.22)
                                                          ============    ============

Weighted-average number of shares
 of common stock outstanding                                50,175,072      37,558,266
                                                          ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                      1998            1997
                                                                  ------------    ------------
Cash flows from operating activities:
  Net loss                                                        $ (2,052,233)   $ (8,219,364)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and  accretion of
        discount on debt                                               434,930         831,599
     Accretion of premium on notes receivable                          (85,132)             --
     Realized and unrealized loss on marketable securities             192,747       3,393,727
     Provision for bad debts                                                --           5,118
     Loss on sale of subsidiaries                                           --         563,667
     Non-cash provision for services                                   196,900         134,219
     Changes in assets and liabilities:
        Accounts and notes receivable                                  108,725         223,074
        Inventory                                                   (1,866,040)         56,974
        Prepaid and other                                              943,466          47,070
        Accounts payable and accrued liabilities                     1,545,527          98,681
                                                                  ------------    ------------
            Net cash provided by (used in) operating activities       (581,110)     (2,865,235)
                                                                  ------------    ------------
Cash flows from investing activities:
  Additions to oil and gas properties                               (6,339,567)       (451,181)
  Additions to refinery property and equipment                      (6,580,880)     (1,677,450)
  Proceeds from sale of marketable securities                          289,473       1,757,069
  Other                                                                  6,169        (212,547)
                                                                  ------------    ------------
            Net cash used in investing activities                  (12,624,805)       (584,109)
                                                                  ------------    ------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                        --          35,261
  Net increase (decrease) in notes payable                                  --        (237,162)
  Proceeds from long-term debt                                      11,880,000       3,405,000
  Repayments of long-term debt                                              --      (1,915,234)
  Proceeds from issuance of common stock and
    warrants, net                                                           --         439,770
  Proceeds from exercise of stock warrants
    and options                                                        759,166             560
  Proceeds from sale of subsidiaries                                        --       1,729,287
                                                                  ------------    ------------
            Net cash provided by financing activities               12,639,166       3,457,482
                                                                  ------------    ------------
Net increase (decrease) in cash and
  cash equivalents                                                    (566,749)          8,138
Cash and cash equivalents at beginning of period                     3,721,350          11,058
                                                                  ------------    ------------

Cash and cash equivalents at end of period                        $  3,154,601    $     19,196
                                                                  ============    ============

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                          Common stock           Additional
                                                      ---------------------        paid-in      Accumulated
                                                      Shares         Amount        capital         deficit          Total
                                                   ------------   ------------   ------------   ------------    ------------
Balance, December 31, 1997                           48,436,576   $  3,874,926   $107,987,091   $(79,357,636)   $ 32,504,381

Issuance of stock for compensation                       50,000          4,000        192,900             --         196,900
Options and warrants exercised                          605,373         48,430        710,736             --         759,166
Conversion of debentures                              4,183,295        334,663      6,940,337             --       7,275,000
Issuance of stock in lieu of current liabilities        337,871         27,030        519,157             --         546,187
Issuance of stock warrants                                   --             --        863,380             --         863,380
Net loss for the period                                      --             --             --     (2,052,233)     (2,052,233)
                                                   ------------   ------------   ------------   ------------    ------------

Balance, June 30, 1998                               53,613,115   $  4,289,049   $117,213,601   $(81,409,869)   $ 40,092,781
                                                   ============   ============   ============   ============    ============

        The accompanying notes are an integral part of these statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

1.    Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1998, the results of operations for the six month period ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

During the six months ended June 30, 1998, the Company utilized $581,000 for operations, which reflects approximately $825,000 in non-cash provisions, including issuance of stock as compensation for services of $197,000, and depreciation, depletion and amortization of $435,000. Approximately $1,866,000 was used during the period to increase product and feedstock inventory and $2,598,000 was provided by an increase in accounts payable and accrued liabilities and in current assets other than cash. Additional uses of funds during the first six months of 1998 included additions to oil and gas properties and Refinery property and equipment of $6,340,000 and $6,581,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of certain warrants and options and the sale of marketable securities of $759,000 and $289,000, respectively, and from proceeds from long-term debt of $11,880,000.

Since the sale of its South American oil and gas assets (the "Transaction") and the termination of its Lease Agreement with Gold Line in the first quarter of 1997, the Company has had no revenues from operations until late in the first quarter of 1998 when it implemented product sales at the Refinery. Although it utilized some of the proceeds from the Transaction and the exercise of certain Company warrants and options to repay convertible and conventional debt, fund the expansion and start-up processes at its Lake Charles, Louisiana refinery (the "Refinery") and to fund its activities in Kazakstan and other operations, such proceeds were inadequate to satisfy all of the Company's debt obligations and anticipated capital requirements. Therefore, in April 1998, the Company reached an agreement with certain institutional investors (the "Investors") which provides it with up to $52 million in private debt and equity financing (the "Facility") to be used by the Company on an as needed basis over a two year period. Initial funding of $5 million and $7 million took place in April and May 1998, respectively, in the form of two-year convertible notes (the "April 1998 Notes"). Depending on its needs, the Company could use some or all of the remaining portion of the Facility, which consists of a $40 million Equity Line of Credit (the "Equity Line") from which the Company may draw funds in exchange for shares of the Company's Common Stock at an approximate 15% discount from the market price on the date of the draw down.

However, the Company recently signed an agreement with the Investors which, in addition to extending the date and limiting the rate at which the Investors may convert the April 1998 Notes, prevents the Company from drawing funds from the Equity Line until the later of 1) January 1, 1999 or 2) 30 days after the registration statement covering resales of the shares underlying the Equity Line is declared effective by the SEC (the "Effective Registration"); provided, however, that if all of the Company's outstanding convertible notes are paid in full, the Company may draw funds from the Equity Line at any time after the Effective Registration.

In March 1998, the Company signed an agreement for the Exploration of the Mamourinskoye and Saratovskoye oil fields, with Zao Nafta ("Nafta") a Russian closed stock company. This agreement gave the Company 90 days in which to perform technical and legal due diligence evaluations of the Nafta properties. These oil fields are included in 17 oil and gas licenses (the "Licenses") held by Nafta, covering about 877,000 acres in the Samara and Saratov regions of Southwestern Russia, approximately 600 to 800 kilometers north of the Caspian Sea and southeast of Moscow. Upon favorable completion of the due diligence evaluation, a joint venture was to be formed to operate these 17 Licenses with the Company, as Operator, holding a 75% working interest.

The Company agreed to pay $11 million for the 75% working interest in the joint venture, $5.0 million in cash and $6.0 million in crude oil from 25% of the Company's future net production. The Company made a refundable advance (the "Advance") on the purchase price of $300,000 to Nafta for their use in assisting the Company in completing all legal and contractual conditions required by the Company.

In June 1998, the Company withdrew from negotiations after it could not reach agreement on operational control of the proposed joint venture. Zao Nafta breached its obligation to return the Advance to the Company and consequently, is now required to deliver 25% of its issued and outstanding shares to the Company. The Company's legal counsel in Moscow is now in the process of ensuring the legal transfer of these shares to the Company. Upon completion of such transfer, the Company will meet with the other owners of Zao Nafta and determine how to proceed with the proposed joint venture.

Also in March 1998, the Company signed an agreement (the "Agreement") to lease or, subject to certain conditions, to purchase the 55 acre 30,000 barrels per day St. Marks Refinery and product storage terminal, located on the St. Marks River near Tallahassee, Florida ("St. Marks").

Under the Agreement, the Company agreed to lease St. Marks on an annual renewable basis, beginning April 1, 1998, and to perform a due diligence process to determine if it would purchase St. Marks for up to $4.5 million in cash and/or shares of the Company's Common Stock.

The primary advantage to the Company of the St. Marks acquisition or lease, is the immediate increase of its retail presence from two to five states along the U.S. Gulf Coast, plus a 50% increase in storage tank capacity by adding 33 more tanks totaling more than 460,000 barrels to the Company assets. This transaction provides an opportunity for the Company to double the retail sales capacity of petroleum products manufactured at the Refinery through access to new asphalt product markets, and jet fuel, diesel and industrial fuel oil sales in Florida, Georgia and Alabama.

During its due diligence process, the Company recently identified certain environmental issues which could jeopardize the purchase or significantly reduce the purchase price. In the event the Company decides not to purchase St. Marks, it intends to continue operating under the lease terms of the Agreement and either renew the lease under similar terms or identify an alternative facility in the area to lease or purchase.

The Company has reached an agreement to settle an ongoing dispute with the IRS, which calls for the Company to pay $646,633 in excise taxes, plus interest incurred for the applicable periods dating back to 1989. The Company has submitted a proposal to the IRS which would enable the Company to pay the tax and interest due over a period of approximately one year; the tax would be paid in four equal quarterly installments and the interest would be paid in a lump sum at the end of the annual payment period. Should the Company utilize the entire proposed pay-off period to pay the tax and interest, the total amount paid would be approximately $1.5 million. The Company has recorded related aggregate allowances of $1.35 million in previous years and $150,000 during 1998.

Depending on the availability of funds, during the next 12 months, the Company expects to expend approximately $28 million for its operations and projects, of which approximately $12 million is planned to fund the acquisition of one or more distribution and storage terminals, capital equipment expansion, and oil feedstock purchases for the refinery; approximately $14 million is expected to be spent on seismic acquisition and reprocessing, drilling, and working capital in Kazakstan, and approximately $2 million for other corporate uses. However, in the event the Company obtains a joint venture partner in Kazakstan, its capital requirements there should be significantly less than $14 million during the next 12 months. As of August 1998, the Company's existing working capital was insufficient to provide the Company with all of the capital it requires to complete these projects. However, the Company believes that the capital available under the Equity Line, together with projected cash flows from the Refinery, will satisfy its capital requirements during at least the next two years. If the Company is unable to obtain the Effective Registration for the Equity Line, absent alternative financing, certain projects, expansions, or acquisitions could be delayed or cancelled.

With the existing and projected cash flows from the Refinery, management believes the Company is nearing the point in time where more conventional, non-equity financing will become available. The Company's Refinery, which has an independently appraised replacement value of $86 million, is completely unencumbered and available as collateral for asset-backed lending. In addition, the Refinery currently has approximately $7 million in accounts receivable and inventory available for working capital lines and letters of credit for future feedstock purchases. The Company currently is discussing such financings with a number of merchant banks.

Depending upon the size and extent of these financings, the Company intends to repay all of its outstanding convertible debt as soon as possible, and to use the remaining proceeds from same, if any, to fund various projects for the Refinery and for seismic, drilling, and development operations in Kazakstan.

To the extent possible, management will seek to utilize these non-equity financing methods, as an alternative or supplement to the Equity Line, to finance the needs of the Company in the future.

Results of Operations

For the Three Months Ended June 30, 1998 as compared to the Three Months Ended June 30, 1997

Oil and Gas Operations:

The Company's South American operations in Colombia and Peru were sold in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during the second quarters of 1997 or 1998.

Refinery Operations:

During 1997, the Company expanded the Refinery and converted it to process heavy crude oil feedstocks to enable the manufacture of asphalt and other products. During the three months ended June 30, 1998, the Company performed extensive testing of the operations of the Refinery's crude unit, which resulted in $490,000 in revenues from the sale of certain light-end products. The Company also began testing its asphalt operating units and various types and blends of crude oil feedstocks during this period and, as a result, had approximately $1,626,000 in revenues from the sales of asphalt. Because of the extensive testing and start-up costs incurred since the implementation of operations at the Refinery, the relatively-high operating and inventory costs, totaling an aggregate of approximately $2,142,000, attributed to these sales should not be considered to be indicative of the upcoming unit operating cost expected in the future from normal operations. Costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock type and prices, and from the Company's product mix, which will be determined over time as the Company's markets are developed in the different areas it services.

The Refinery's terminal operations in St. Marks Florida, which commenced in June 1998, had revenues of approximately $487,000, with associated operating costs of approximately $399,000.

Other Revenue:

Other revenues increased approximately $104,000 during the second quarter of 1998 compared to the same period in 1997. Approximately $43,000 of interest income is due to non-cash accretion of interest on notes receivable. Approximately $61,000 of the increase is due to an increase in interest income from substantially more funds being on deposit during the current period compared to the same period last year.

General and administrative:

Recorded General and Administrative expenses decreased approximately $186,000 in the second quarter of 1998 compared to the same period in 1997, primarily because of continued testing and capital construction at the Refinery having extended into the second quarter of 1998, resulting in an increase in capitalized general and administrative expenses for the second quarter of 1998 of approximately $40,000 to $186,000 compared to capitalized expenses during the same period last year of $146,000.

Depreciation, Depletion, and Amortization:

Depreciation, Depletion, and Amortization increased approximately $148,000 during the current quarter compared to the same quarter last year and are attributable to the new additions to the Company's refinery.

Interest Expense:

Interest expense decreased by approximately $766,000 during the second quarter of 1998 compared to the same period last year. However, the Company has capitalized interest expense of approximately $3 million during the second quarter of 1998 all of which was non-cash relating to costs associated with its October 1997 and April 1998 borrowing of $10 million and $12 million, respectively, the proceeds from which were utilized by the Company for its oil and gas and refinery projects.

For the Six Months Ended June 30, 1998 as compared to the Six Months Ended June 30, 1997

Oil and Gas Operations:

The Company had approximately $261,000 in oil revenues in 1997 prior to the sale of its South American operations in Colombia and Peru in February 1997. During the first six months of 1998, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations in this period.

Refinery Operations:

As previously discussed, the Company expanded the Refinery and converted it to process heavy crude oil feedstocks to enable the manufacture of asphalt and other products. During the first six months of 1998, the Company performed extensive testing of the operations on the Refinery's crude unit, which resulted in $928,000 in revenues from the sale of certain light-end products. The Company also began testing its asphalt operating units and various types and blends of crude oil feedstocks during this period and, as a result, had approximately $1,626,000 in revenues from sales of asphalt. As discussed above, the relatively high aggregate operating and inventory costs (approximately $2,446,000) attributed to these sales should not be considered to be indicative of the upcoming unit operating cost expected in the future from normal operations.

The Refinery's terminal operations in St. Marks Florida, which commenced in June 1998, had revenues of approximately $487,000, with associated operating and direct costs of inventory of approximately $399,000, all in the second quarter of 1998.

Other Revenue:

Other revenues increased approximately $138,000, or 155%, during the first six months of 1998 compared to the same period in 1997. Approximately $85,000 of the increase is due to non-cash accretion of interest on notes receivable and $53,000 is due to an increase in interest income from substantially more funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and Administrative expenses decreased approximately $1,016,000 compared to the same six month period in 1997. This decline is primarily attributable to a non-recurring charge of $695,000 during the first quarter of 1997 for compensation adjustments, and an additional decrease of $279,000 attributable to the sale of the Company's South American properties in February 1997. Other general and administrative expenses have increased due to the increased activity of the refinery operations and, because of the continued construction and testing there in the second quarter of 1998, capitalized general and administrative expenses increased by approximately $318,000 during the first six months of 1998 compared to the same period last year.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization decreased approximately $56,000 during the current period compared to the same period last year, due in part to, the lack of any depletion and depreciation costs related to the South American properties which were sold in February of 1997 and, additional depreciation of approximately $29,000 attributable to the new additions to the Company's refinery since the first half of 1997.

Interest Expense:

Interest expense decreased by approximately $1,263,000 to $153,000 during the first six months of 1998 compared to the first six months of 1997, principally because the Company capitalized approximately $4.7 million of non-cash interest expense during the first six months of 1998 relating to costs associated with its October 1997 and April

1998 borrowings of $10 million and $12 million, respectively, the proceeds from which were utilized by the Company for its oil and gas and Refinery projects.

Part II.    OTHER INFORMATION

Item 2.     Changes in Securities

On June 30, 1998, the Company and the Investors agreed to revise the conversion terms of the April 1998 Notes. The Investors agreed not to convert any of the April 1998 Notes until September 1, 1998. Previously, all of these Notes were convertible at the end of June 1998. Additionally, the Investors agreed not to convert more than $3 million principal amount of the April 1998 Notes in each of September, October, November and December 1998. Any unconverted amounts would rollover to subsequent months.

In exchange the Company reduced the exercise price of the 1,400,000 warrants issued to the Investors with the April 1998 Notes from $2.76 to $2.00 per share.

Moreover, the terms of the April 1998 Notes were amended to provide that, should the Company obtain any financing through the issuance of debt or equity securities, the Company would use 100% of the proceeds of such financing to repay all of any outstanding principal remaining from certain convertible debentures sold to the Investors in October 1997 (the "October 1997 Notes") (currently approximately $2.2 million) and a minimum of 75% of any remaining proceeds to repay the April 1998 Notes.

Additionally, the initial draw date under the Equity Line was moved to the later of January 1, 1999 or thirty days after the Effective Registration of the underlying shares of the Equity Line; provided, however, that if the October 1997 Notes and the April 1998 Notes are paid in full, the Company may draw funds from the Equity Line at any time after the Effective Registration.

Item 4. Submission of Matters to a Vote of Security Holders

      The Company's Annual Meeting of Stockholders was held on June 29, 1998. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

                                                   Votes Cast
                                                   ----------
                                          For                Withheld
                                        Election         Authority/Abstained
                                        --------         -------------------
          George N. Faris              44,973,616            1,522,814
          Daniel Y. Kim                44,949,364            1,547,066
          Donald  G. Rynne             44,926,157            1,570,273
          William R. Smart             44,943,074            1,553,356

      At the Annual Meeting, the stockholders also approved the following proposals by the number of votes indicated below:

      Ratification of the appointment of Hein + Associates LLP as independent public accountants of the Company for 1998:

          For           Against            Abstain          Broker Non-Votes
          ---           -------            -------          ----------------
      45,031,005        695,472            790,153                 0

      Ratification of the adoption of the Company's 1998 Stock Option Plan:

          For           Against            Abstain          Broker Non-Votes
          ---           -------            -------          ----------------
      10,638,686      4,886,485            938,000                 0

      Ratification of the adoption of the Company's 1998 Stock Award Plan:

          For           Against            Abstain          Broker Non-Votes
          ---           -------            -------          ----------------
       9,254,237      5,064,979            894,851                 0

      Ratification of the issuance of 25,000 shares of Common Stock to each of four officers of the Company in 1997.

          For           Against            Abstain          Broker Non-Votes
          ---           -------            -------          ----------------
       9,034,972      5,504,230            719,065                 0

      Ratification to transact such other business as may properly come before the meeting and any adjournments thereof:

          For           Against            Abstain          Broker Non-Votes
          ---           -------            -------          ----------------
      42,135,070      1,874,224          2,486,336                 0

Item 5.     Other Events

In July 1998 a lawsuit was filed against the Company in the United States District Court for the Southern District of New York by Chaim Klapholtz and Lockwood Resources, Ltd. seeking liquidated compensatory damages of $21 million in cash and 2.5 million shares of AIPC common stock, plus an additional $10 million in punitive damages, predicated on two Debentures by which a total of $535,000 was borrowed by AIPC on April 1, 1997, at 8% interest. Plaintiffs contend that AIPC is liable for liquidated damages for alleged failure to convert the Debentures into shares of common stock. The plaintiffs did not tender the documents required by the agreements to consummate a conversion of the

Debentures. Among other conditions of conversion, the plaintiffs were required to furnish the Company with an opinion of counsel with respect to transferability under the Federal Securities laws. The agreement provided that a notice of conversion would not be operative unless it was accompanied by a satisfactory opinion of counsel. No opinion was furnished. Moreover, the Company redeemed certain of the Debentures in accordance with the terms thereof prior to an effective conversion and the plaintiffs accepted the proceeds of such redemption. The Company believes it has good, meritorious and complete defenses to such claims and intends to contest them.

Item 6.     Exhibits and Reports on Form 8-K

      (a)   Exhibits

            4.1 Letter Agreement dated June 26, 1998 between the Registrant and the Investors.

            27.1  Financial Data Schedule.

      (b)   Reports on Form 8-K

            None.

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 1998

                                    AMERICAN INTERNATIONAL
                                    PETROLEUM CORPORATION


                                    By /s/ Denis J. Fitzpatrick
                                       ---------------------------
                                       Denis J. Fitzpatrick
                                       Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                              DESCRIPTION
------                              -----------

4.1 Letter Agreement dated June 26, 1998 between the Registrant and the Investors.

27.1        Financial Data Schedule.