Form 10-Q
period 1998-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1998-11-16
CIK 799119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended   September 30, 1998
                                 ------------------

Commission File number      No. 0-14905
                            -----------


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                      13-3130236
--------------------------------------    --------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                     Identification No.)


            444 MADISON AVENUE, SUITE 3203, NEW YORK, NEW YORK  10022
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

The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of November 10, 1998 is 57,653,766 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                                                  September 30,     December 31,
                                                       1998             1997
                                                  -------------     ------------
                           Assets
Current assets:
  Cash and cash equivalents                       $ 1,579,790       $ 3,721,350
  Marketable securities, at market                       -              735,958
  Accounts and notes receivable, net                3,815,695         1,831,008
  Inventory                                         2,191,981           755,720
  Deferred financing costs                            223,072           353,490
  Prepaid expenses                                    335,363         1,244,277
                                                  -----------       -----------
       Total current assets                         8,145,901         8,641,803
                                                  -----------       -----------
Property, plant and equipment:
  Unevaluated oil and gas property                 21,375,175        11,724,477
  Oil and gas properties                                    -                 -
  Refinery property and equipment                  34,308,416        22,816,897
  Other                                               416,189           216,803
                                                  -----------       -----------
                                                   56,099,780        34,758,177
Less - accumulated depreciation, depletion,
 amortization and impairments                      (4,654,407)       (3,894,015)
                                                  -----------       -----------
       Total property, plant and equipment         51,445,373        30,864,162
Notes receivable, less current portion              1,084,576         2,333,895
Other                                                  96,738                 -
                                                  -----------       -----------
       Total assets                               $60,772,588       $41,839,860
                                                  ===========       ===========
            Liabilities and Stockholders' Equity

Current liabilities:
  Current portion of long-term debt                 1,082,166         6,075,931
  Accounts and notes payable                        5,469,367         1,452,642
  Accrued liabilities                               2,431,095         1,806,906
                                                  -----------       -----------
       Total current liabilities                    8,982,628         9,335,479
Long-term debt                                     11,313,495                 -
                                                  -----------       -----------
       Total liabilities                           20,296,123         9,335,479
                                                  -----------       -----------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000
    shares authorized, none issued                          -                 -
  Common stock, par value $.08, 100,000,000
    shares authorized, 55,672,942 shares issued
    and outstanding at September 30, 1998  and
    48,436,576 shares at December 31, 1997          4,453,835         3,874,926
  Additional paid-in capital                      118,898,160       107,987,091
  Accumulated deficit                             (82,875,530)      (79,357,636)
                                                  -----------       -----------
       Total stockholders' equity                  40,476,465        32,504,381
                                                  -----------       -----------
Commitments and contingent liabilities                      -                 -
                                                  -----------       -----------
Total liabilities and stockholders' equity        $60,772,588       $41,839,860
                                                  ===========       ===========

         The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                                                        1998           1997
                                                    -----------     -----------
Revenues:
  Oil & gas production revenues                               -               -
  Refinery  revenues                                  5,841,274               -
  Other                                                 119,867         103,738
                                                    -----------     -----------
       Total revenues                                 5,961,141         103,738
                                                    -----------     -----------
Expenses:
  Operating                                           5,390,081               -
  General and administrative                          1,527,379         553,073
  Depreciation, depletion and
   amortization                                         325,965         183,410
  Interest                                                1,392       3,583,757
  Unrealized and realized loss on marketable
    securities                                          180,485         405,038
  Provision for bad debts                                     -               -
  Loss on sale of subsidiaries                                -               -
                                                    -----------     -----------
       Total expenses                                 7,425,302       4,725,278
                                                    -----------     -----------
Net gain (loss)                                     $(1,464,161)    $(4,621,540)
                                                    ===========     ===========
Net gain (loss) per share of common stock               $ (0.03)    $     (0.11)
                                                    ===========     ===========
Weighted-average number of shares
 of common stock outstanding                         54,591,690      42,252,140
                                                    ===========     ===========

         The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)
                                                        1998            1997
                                                    -----------     -----------
Revenues:
  Oil & gas production revenues                     $         -       $ 260,579
  Refinery  revenues                                  8,881,895               -
  Other                                                 345,770         192,080
                                                    -----------     -----------
       Total revenues                                 9,227,665         452,659
                                                    -----------     -----------
Expenses:
  Operating                                           8,234,902          98,765
  General and administrative                          3,222,337       3,128,085
  Depreciation, depletion and
   amortization                                         760,895         565,776
  Interest                                              154,193       4,999,168
  Unrealized and realized loss on marketable
    securities                                          373,232       3,798,765
  Provision for bad debts                                     -           5,118
  Loss on sale of subsidiaries                                -         563,667
                                                    -----------     -----------
       Total expenses                                12,745,559      13,159,344
                                                    -----------     -----------
Net loss                                            $(3,517,894)   $(12,706,685)
                                                    ===========    ============
Net loss per share of common stock                  $     (0.07)   $      (0.32)
                                                    ===========    ============
Weighted-average number of shares
 of common stock outstanding                         51,663,456      39,140,084
                                                    ===========    ============

        The accompanying notes are an integral part of these statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                   (Unaudited)

                                                                            1998                 1997
                                                                         -----------        -------------
Cash flows from operating activities:
  Net loss                                                               $(3,517,894)       $ (12,263,971)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and
        accretion of discount on debt                                        760,392            3,918,639
     Accretion of premium on notes receivable                               (146,235)                   -
     Realized and unrealized loss on marketable
        securities                                                           373,232            3,798,765
     Provision for bad debts                                                       -                5,118
     Loss on sale of subsidiaries                                                  -              563,667
     Non-cash provision for services                                         196,900              174,219
     Changes in assets and liabilities:
        Accounts and notes receivable                                       (826,344)            (153,656)
        Inventory                                                         (1,436,261)              56,974
        Prepaid and other                                                    780,977              (63,431)
        Accounts payable and accrued liabilities                           4,182,239             (157,577)
                                                                         -----------           ----------
            Net cash provided by (used in) operating activities              367,006           (4,121,253)
                                                                         -----------           ----------
Cash flows from investing activities:
  Additions to oil and gas properties                                     (7,109,397)            (939,805)
  Additions to refinery property and equipment                            (8,276,335)          (2,758,794)
  Proceeds from sale of marketable securities                                362,726            2,404,739
  Proceeds from sale of subsidiaries                                               -            1,729,287
  Other                                                                      (58,913)            (605,791)
                                                                         -----------           ----------
             Net cash used in investing activities                       (15,081,919)            (170,364)
                                                                         -----------           ----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                               -               35,261
  Net increase (decrease) in notes payable                                         -             (237,162)
  Proceeds from long-term debt                                            11,880,000           10,536,600
  Repayments of long-term debt                                                     -           (3,675,657)
  Proceeds from issuance of common stock and
    warrants, net                                                                  -              442,270
  Proceeds from exercise of stock warrants
    and options                                                              693,353              388,635
                                                                         -----------           ----------
             Net cash provided by financing activities                    12,573,353            7,489,947
                                                                         -----------           ----------
Net increase (decrease) in cash and
  cash equivalents                                                        (2,141,560)           3,198,330
Cash and cash equivalents at beginning of year                             3,721,350               11,058
                                                                         -----------           ----------
Cash and cash equivalents at end of year                                 $ 1,579,790           $3,209,388
                                                                         ===========           ==========

        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                   Additional
                                                          Common stock               paid-in         Accumulated
                                                     Shares         Amount           capital           deficit          Total
                                                   ----------    -----------     -------------     -------------    ------------
Balance,  December 31, 1997                        48,436,576    $ 3,874,926     $ 107,987,091     $ (79,357,636)   $ 32,504,381

Issuance of stock for compensation                     50,000          4,000           192,900                 -         196,900
Options and warrants exercised                        605,373         48,430           644,923                 -         693,353
Conversion of debentures                            6,021,612        481,729         8,413,271                 -       8,895,000
Issuance of stock in lieu of current liabilities      559,381         44,750           796,595                 -         841,345
Issuance of stock warrants                                  -              -           863,380                 -         863,380
Net loss for the period                                     -              -                 -        (3,517,894)     (3,517,894)
                                                   ----------    -----------     -------------     -------------    ------------
Balance, September 30, 1998                        55,672,942    $ 4,453,835     $ 118,898,160     $ (82,875,530)   $ 40,476,465
                                                  ===========    ===========     =============     =============    ============

        The accompanying notes are an integral part of these statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

1.       Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1998, the results of operations for the nine month period ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1997 Annual Report on Form 10-K.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Liquidity and Capital Resources

During the nine months ended September 30, 1998, the Company provided a net amount of $378,000 for operations, which reflects approximately $1,246,000 in non-cash provisions, including issuance of stock as compensation for services of $197,000, and depreciation, depletion and amortization of $760,000. Approximately $1,436,000 was used during the period to increase product and feedstock inventory and $4,086,000 was provided by an increase in accounts payable and accrued liabilities and in current assets other than cash. Additional uses of funds during the first nine months of 1998 included additions to oil and gas properties and Refinery property and equipment of $8,276,000 and $7,109,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of certain warrants and options and the sale of marketable securities of $693,000 and $363,000, respectively, and from proceeds from long-term debt of $11,880,000. In October 1998, the Company converted the current portion of its long-term debt, plus accrued interest, totaling an aggregate of approximately $1.2 million, into shares of its common stock. (See
Item 2 - "Changes in Securities"). All of the Company's remaining long-term debt, totaling $12 million, is not due and payable until April 2000.


Since the sale of its South American oil and gas assets (the "Transaction") and the termination of its Lease Agreement with Gold Line in the first quarter of 1997, the Company has had no revenues from operations until late in the first quarter of 1998 when it implemented product sales at the Refinery. Although it utilized some of the proceeds from the Transaction and the exercise of certain Company warrants and options to repay convertible and conventional debt, fund the expansion and start-up processes at its Lake Charles, Louisiana refinery (the "Refinery") and to fund its activities in Kazakstan and other operations, such proceeds were inadequate to satisfy all of the Company's debt obligations and anticipated capital requirements. Therefore, in April 1998, the Company reached an agreement with certain institutional investors (the "Investors") which provided it with up to $52 million in private debt and equity financing (the "Facility") to be used by the Company on an as needed basis over a two year period. Initial funding of $5 million and $7 million took place in April and May 1998, respectively, in the form of two-year convertible notes (the "April 1998 Notes). The remaining portion of the Facility consists of a $40 million Equity Line of Credit (the Equity Line") from which the Company could, under certain conditions, draw funds in exchange for shares of the Company's Common Stock at an approximate 15% discount from the market price of same on the date of the draw down. However, the Company does not believe that these conditions will be met or that the terms of the Equity Line are as favorable as the terms of alternative financings presently under discussion and negotiation. There can be no assurance, however, that the Company will secure alternative financing on acceptable terms.

The Company has arranged for a credit line of approximately $1.2 million, which it has utilized for crude oil feedstock and barge purchases. It also expects to obtain additional financing by the end of November 1998, utilizing its accounts receivable as collateral, although there is no assurance at this time that the Company will be successful in obtaining such financing. The amount of such financing is dependent upon the aggregate value of the Company's receivables, but is expected to approach approximately 85% of such amount.

In general, since the implementation of operations at the Refinery in the last week of the first quarter of 1998, the Refinery has been running at less than 10% capacity. In July and August 1998, when that capacity reached approximately 12%, the Refinery averaged positive cash flows of approximately $130,000 in each of these periods, even though testing was still in progress.


The Company expects to operate the Refinery at a minimum of 25% capacity during 1999. At these levels of capacity and with existing feedstock and other costs in place, the Company expects positive operating margins. These margins would be sufficient in nature to adequately fund all of the Company's cash requirements for its Refinery operations, including General and Administrative expenses for the Refinery and the Parent corporation.

However, should the Company be unable to run the Refinery at higher capacity levels than in 1998, even though margins should still improve, they most likely would be insufficient to provide the Company with all of its required funding. In such an event, the Company would require additional financing to satisfy these requirements.

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

The primary advantage to the Company of the St. Marks acquisition or lease is the immediate increase of its retail presence from two to five states along the U.S. Gulf Coast, plus a 50% increase in storage tank capacity by adding 33 more tanks totaling more than 460,000 barrels to the Company assets. This transaction provides an opportunity for the Company to double the retail sales capacity of petroleum products manufactured at the Refinery through access to new asphalt product markets, and jet fuel, diesel and industrial fuel oil sales in Florida, Georgia and Alabama.

During its due diligence process, the Company identified certain factors which have significantly reduced the purchase price the Company is willing to pay. The seller has tentatively agreed to accept the lower purchase price and the parties are in the final stages of documentation for a closing anticipated to occur within the next two weeks.

The Company has reached an agreement to settle an ongoing dispute with the IRS, which calls for the Company to pay $646,633 in excise taxes, plus interest incurred for the applicable periods dating back to 1989. The tax will be paid in four equal quarterly installments of approximately $162,000 and the interest will be paid in a lump sum at the end of October 1999. The Company made its initial quarterly payment in September 1998. Should the Company utilize the entire proposed pay-off period to pay the tax and interest, the total amount paid would be approximately $1.5 million. The Company has recorded related aggregate allowances of $1.35 million in previous years and an additional $150,000 during 1998.

Depending on the availability of funds, during the next 12 months the Company expects to expend approximately $20 million for its operations and projects, of which approximately $9 million is planned to fund the acquisition of one or more distribution and storage terminals, capital equipment expansion, and oil feedstock purchases for the refinery; approximately $11 million is expected to be spent on seismic acquisition and reprocessing, drilling, and working capital in Kazakstan. However, in the event the Company obtains a joint venture partner in Kazakstan, its capital requirements there should be significantly less than $11 million during the next 12 months. As of November 1998, the Company's existing working capital was insufficient to provide the Company with all of the capital it requires to complete these projects. If the Company is unable to obtain replacement for the Equity Line, certain projects, expansions, or acquisitions could be delayed or cancelled.

With the existing and projected cash flows from the Refinery, management believes the Company is nearing the point in time where more conventional, non-equity financing will become available. The Company's Refinery, which has an independently appraised replacement value of $86 million (excluding $11.5 in capital added during 1998), is completely unencumbered and available as collateral for asset-backed lending. In addition, in November 1998 the Refinery had approximately $3 million in accounts receivable and inventory, and approximately $4 million in sales backlog available for working capital lines and letters of credit for future feedstock purchases. The Company is currently discussing such financings with a number of merchant banks and other financing entities. Depending upon the size and extent of these financings, the Company intends to repay all or a significant portion of its outstanding convertible debt as soon as possible, and to use the remaining proceeds from same, if any, to fund various projects for the Refinery and for seismic, drilling, and development operations in Kazakstan.

To the extent possible, management will seek to utilize these non-equity financing methods, as an alternative to the Equity Line, to finance the needs of the Company in the future.


Results of Operations

For the Three Months Ended September 30, 1998 as compared
to the Three Months Ended September 30, 1997
---------------------------------------------------------

Oil and Gas Operations:
-----------------------

The Company's South American operations in Colombia and Peru were sold in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during the third quarter of 1997 or 1998.

Refinery Operations:
--------------------

During 1997, the Company expanded the Refinery and converted it to process heavy crude oil feedstocks to enable the manufacture of asphalt and other products. During the three months ended September 30, 1998, the Company continued its extensive testing of the Refinery's crude unit, which resulted in $2,231,000 in revenues from the sale of certain light-end and other products. The Company also continued testing its asphalt operating units and various types and blends of crude oil feedstocks during this period and, as a result, had approximately $2,608,000 in revenues from the sales of asphalt. The Company's primary objective during 1998 was to exhibit to potential customers that it could produce high-quality asphalt and other refined products which meet and/or exceed Federal and State specifications. This required extensive testing of various crude oil feedstocks and asphaltic blends. Because of this extensive testing and, coupled with start-up costs incurred since the implementation of operations at the Refinery, the relatively-high operating and inventory costs attributed to these sales should not be considered to be indicative of the upcoming unit operating cost expected in the future from normal operations. As mentioned above, the Company expects to operate the Refinery at a minimum of 25% capacity during 1999. At these levels of capacity and with existing levels of feedstock and other costs in place, the Company expects positive operating margins in 1999. These margins are anticipated to be sufficient in nature to adequately fund all of the Company's cash requirements for its Refinery operations, including General and Administrative expenses for the Refinery and the Parent corporation. However, costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock type and prices, and from the Company's product mix, which will be determined over time as the Company's markets are developed in the different areas it services.

The Refinery's terminal operations in St. Mark's Florida, which commenced in June 1998, had revenues of approximately $1,000,000, with associated cost of sales of approximately $922,000.

Other Revenue:
--------------

Other revenues increased approximately $16,000 during the third quarter of 1998 compared to the same period in 1997. An approximate increase of $61,000 of interest income due to non-cash accretion of interest on notes receivable was offset by a decrease of approximately $45,000 in interest income from substantially fewer funds being on deposit during the current period compared to the same period last year.

General and Administrative:
---------------------------

General and Administrative ("G&A") expenses increased by approximately $974,000 during the third quarter of 1998 compared to the same period in 1997, primarily due to the implementation of operations at the Refinery in 1998. The Company incurred increases at the Refinery in payroll and employee related expenses of approximately $372,000 and approximately $105,000 and $41,000 in general insurance and property taxes and professional fees, respectively. The increase was also due in part to a $143,000 decrease in capitalized expenses during the current period compared to the same period last year and to a non-recurring charge to payroll of $233,000 recorded in the current period.

Depreciation, Depletion, and Amortization:
------------------------------------------

Depreciation, Depletion, and Amortization increased approximately $143,000 during the third quarter of 1998 compared to the same quarter last year, which is attributable to new capital additions to the Company's refinery.

Interest Expense:
-----------------

Interest expense decreased by approximately $766,000 during the third quarter of 1998 compared to the same period last year. However, the Company capitalized approximately $1.1 million during the third quarter of 1998 of non-cash interest charges relating to costs associated with its October 1997 and April 1998 borrowing of $10 million and $12 million, respectively, the proceeds from which were utilized by the Company for its oil and gas and refinery projects.

For the Nine Months Ended September 30, 1998 compared
to the Nine Months Ended September 30, 1997
-----------------------------------------------------

Oil and Gas Operations:
-----------------------

The Company had approximately $261,000 in oil revenues in 1997 prior to the sale of its South American operations in Colombia and Peru in February 1997. During the first nine months of 1998, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations in this period.

Refinery Operations:
--------------------

As previously discussed, the Company has expanded the Refinery and converted it to process heavy crude oil feedstocks to enable the manufacture of asphalt and other products. During 1998, the Company performed extensive testing of the Refinery's crude unit, which resulted in $3,159,000 in revenues from the sale of certain light-end and other products. The Company also began testing its asphalt operating units and various types and blends of crude oil feedstocks during this period and, as a result, had approximately $4,234,000 in revenues from sales of asphalt. As mentioned above, aggregate operating and inventory costs attributed to these sales (approximately $6,959,000) should not be considered to be indicative of the future unit operating costs expected under normal operations.

The Refinery's terminal operations in St. Marks Florida, which commenced in June 1998, had revenues of approximately $1,486,000 and cost of sales of approximately $1,276,000 during the first three quarters of 1998.

Other Revenue:
--------------

Other revenues increased approximately $154,000, or 80%, during the first nine months of 1998 compared to the same period in 1997 due primarily to an increase of approximately $146,000 of non-cash accretion of interest on notes receivable during the current period compared to the same period last year.

General and administrative:
---------------------------

The Company experienced a slight decline of approximately $94,000 in its total general and administrative expenses during the first nine months of the current year compared to the same period last year, which reflects decreases of approximately $131,000 in legal fees due to the settlement of several outstanding legal actions, and approximately $280,000 of expenses related to the sale in February 1997 of its South American properties. The Company also had increases of approximately $173,000 in payroll and related employee costs, an increase of approximately $53,000 and $235,000 of professional fees related to various engineering studies and the upgrading of Company's management information systems, respectively. The Company also capitalized approximately $175,000 of G&A expenses during the first nine months of 1998, which also contributed to the decrease in G&A expenses recognized during the current period.

Depreciation, Depletion and Amortization:
-----------------------------------------

Depreciation, Depletion, and Amortization increased approximately $195,000 during the current period compared to the same period last year, due primarily to an increase in depreciation of $305,000 on newly constructed and acquired assets at the Refinery, partially offset by a decrease in depletion expense of $110,000 attributable to the sale of the South American properties in 1997.

Interest Expense:
-----------------

Interest expense decreased by approximately $4,845,000 to $154,000 during the first nine months of 1998 compared to the first nine months of 1997, primarily because the Company capitalized approximately $5.8 million of non-cash interest expense during the first nine months of

1998. This expense was related to costs associated with the Company's October 1997 and April 1998 borrowings of $10 million and $12 million, respectively, the proceeds from which were utilized by the Company for its oil and gas and Refinery projects.


PART II. OTHER INFORMATION

Item 2.  Changes in Securities

During the third quarter of 1998, the Company issued an aggregate 3,274,250 shares of its common stock as payment for $2,804,099 in principal and interest related to certain convertible notes it issued in October 1997. Additionally, during the third quarter of 1998, the Company issued 181,786 shares of its common stock for payment of $260,749 of interest accrued on the April 1998 Notes. These shares were issued pursuant to the exemption from the registration requirements of the Securities Act of 1933 provided by Section 4(2) of the Securities Act and Regulation D promulgated under that Section.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

Year 2000 Compliance

The Company has developed and substantially implemented a plan to ensure its systems are compliant with the requirements to process transactions in the year 2000. The Company continues to upgrade its internal information systems as part of an overall operational plan to replace older systems with more efficient current technology. The Company believes the costs, if any, related to the Year 2000 compliance issue will not be material.

The Company is also consulting with its processing banks and principle suppliers to ensure that their services are Year 2000 compliant. The Company has been advised by these service providers that their external information services and systems are Year 2000 compliant.


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  27.1     Financial Data Schedule.

         (b)      Reports on Form 8-K

                  None.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 12, 1998

                                       AMERICAN INTERNATIONAL
                                       PETROLEUM CORPORATION

                                       By /s/ Denis J. Fitzpatrick
                                          --------------------------------------
                                              Denis J. Fitzpatrick
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
27.1              Financial Data Schedule.