Form 10-K/A
period 1997-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-02-09
CIK 799119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KA


    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1997

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

         Nevada                                         13-3130236
-------------------------------             ------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

 444 Madison Avenue, New York, NY                          10022
----------------------------------------    ------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (212) 688-3333
--------------------------------------------------      --------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.08 per share
                                Class A Warrants
                     ---------------------------------------
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

In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit (the "VDU") which was dismantled and moved to the Refinery. Construction of the VDU on the Refinery site was completed in 1993 and, for various economic reasons, the VDU has been idle since then. However, the Company recently completed the expansion of, and certain enhancements to, the Crude Unit, VDU, and other components of the Refinery to enable the Company to produce conventional and polymerized asphalt, vacuum gas oil ("VGO"), diesel, and other products.


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

     St. Marks Refinery

In March 1998, the Company signed an agreement, subject to certain conditions, to purchase the 20,000 barrels per day St. Marks Refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida in a tax free exchange of stock worth up to $4.5 million. If the Company decides not to purchase the 55-acre facility, it has agreed to an annually-renewable lease of the Refinery under specific terms and conditions.


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

The Company has been very successful in recent with its initial lettings in both Louisiana and Texas and has already secured orders and sales agreements in excess of several million dollars for its polymerized and conventional asphalt products.

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

     Oil and Gas


Effective May 1, 1994, AIPCC entered into an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. This contract was a 6-month renewable fixed-price sales contract for all crude oil produced by the Company from the Toqui-Toqui field. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and had an average price, net of transportation costs, an for 1997 and 1996 average price to the Company less transportation cost, of approximately $11.81 and $9.98 and $8.40 per barrel of oil in each of 1997 and 1996, respectively. In Peru, PAIPC's contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to PAIPC of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel of oil in each of 1997 and 1996, respectively, provided a net price to the Company of approximately $10.75 and $10.75 per barrel of oil, respectively.


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

Item 2.  PROPERTIES

Office Facilities


The Company leases approximately 2,900 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased effective November 1, 1994 for a period of four years at a monthly rental rate of $7,325. In addition, the Company leases approximately 3,400 square feet of office space in Houston, Texas at a monthly rental of $3,607 This lease expires in November 30, 1998.

The Company also owns 87 acres of land in Lake Charles, Louisiana where the Refinery is located. In addition to the structures and equipment comprising the Refinery facility (See "Item 1 - Business - Domestic Operations - Refinery"), the Refinery assets include an approximately a 4,400 square foot office building, a new 2,200 square foot asphalt plant office, and a state-of-the-art laboratory, and two metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 4,300 square feet.


Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which the Company owned a working interest on December 31, 1997, and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

The table below indicates the Company's developed and undeveloped acreage as of December 31, 1997.

                Gross            Gross             Net               Net
              Developed       Undeveloped       Developed        Undeveloped
               Acreage          Acreage          Acreage           Acreage
              ---------       -----------       ---------        -----------

Kazakstan         -            4,734,097            -             3,313,868

The table below indicates the Company's gross and net oil and gas wells as of December 31, 1997. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                           Productive Wells
                          --------------------------------------------------
                             Total               Oil                Gas
                          -------------     -------------     --------------
                          Gross     Net     Gross     Net     Gross      Net

Kazakstan                   --       --       --      --        --       --
Oil and Gas Production

The table below indicates the Company's net oil and gas production, by country, for each of the three years in the periods ended December 31, 1997, 1996, 1995, along with the average sales prices for such production during these periods.

                                             Production
                     -----------------------------------------------------------
                     Oil (in     Average Net Sales       Gas        Sales Price
                     Barrels)    Price (per Barrel)    (in mcf)      (per mcf)
                     --------    ------------------    --------     -----------

1997-Colombia         18,625          $11.81              --            --
     -Peru              *                *                *             *
     -Kazakstan         --               --               --            --

1996-Colombia        130,433          $10.46              --            --
     -Peru              *                *                --            --

1995-Colombia        137,821           $8.01              --            --
     -Peru            17,794            9.29              --            --

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

                               Colombian Reserves
                                                                       Future
                                                                      Revenues
                         Net Oil                       Future        Discounted
                        (Barrels)   Net Gas (mmcf)    Revenues          at 10%
                        ---------   --------------    --------       ----------

Proved Developed
     Producing            917,522      1,121.1       $9,379,548      $5,899,502

Proved Developed
     Non-Producing         31,199      5,200.0        4,070,584       2,274,369

Proved Undeveloped      3,061,698      8,358.3       28,474,585      14,183,770
                        ---------      -------       ----------      ----------

          TOTAL         4,010,419     14,679.4      $41,924,717     $22,357,641
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

Drilling


The Company sold all of it's oil and gas producing properties in February, 1997, as previously discussed, and therefore had no exploration or development wells during the current year. The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.


                              1997             1996                 1995
                         -------------    --------------       --------------
                         Gross     Net    Gross      Net       Gross      Net
                         -----     ---    -----      ---       -----      ---
Exploratory Wells:
     South America
     Oil                   -        -      1.00      1.00       2.00      2.00
     Gas                   -        -        -         -          -         -
     Dry                   -        -        -         -        1.00      1.00
                          ---      ---     ----      ----       ----      ----
     TOTAL                 -        -      1.00      1.00       3.00      3.00

Development Wells:
     South America
     Oil                   -        -      1.00       .65       2.00      1.30
     Gas                   -        -        -         -          -         -
     Dry                   -        -        -         -          -         -
     TOTAL                 -        -      1.00       .65       2.00      1.30
                          ---      ---     ----      ----       ----      ----

TOTAL                      -        -      2.00      1.65       5.00      4.30
                          ===      ===     ====      ====       ====      ====

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

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for the Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. The federal court action remains pending, but Neste has agreed to remove its product from the St. Marks facility by April 25, 1998. The Company presently plans to deliver product to the St. Marks, Florida facility and begin marketing operations during the last week of April 1998.

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

                             Common Stock             Class A Warrants
                        --------------------       ----------------------
                         High Bid    Low Bid       High Bid       Low Bid
                         --------    -------       --------       -------

1998   First Quarter       $4.91      $3.19         $2.19          $0.75

1997   First Quarter       $0.73      $0.31         $0.22          $0.06
       Second Quarter       0.69       0.41          0.66           0.06
       Third Quarter        7.13       0.44          4.00           0.13
       Fourth Quarter       6.50       3.19          3.75           1.31

1996   First Quarter       $0.88      $0.50         $0.19          $0.13
       Second Quarter       0.69       0.44          0.16           0.06
       Third Quarter        0.59       0.38          0.16           0.06
       Fourth Quarter       0.73       0.31          0.12           0.06

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


Item 6.  SELECTED FINANCIAL INFORMATION

The following selected financial data for each of the five years in the period ended December 31, 1997 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein:



                                                                     For the Years Ended December 31,
                                             ------------------------------------------------------------------------------------
                                                   1997            1996              1995              1994             1993
                                                   ----            ----              ----              ----             ----
Condensed consolidated statement of operations:
     Revenues                                  $    827,964    $  4,003,006     $  2,811,308     $   3,508,514     $   3,990,156
     Net loss(1)                                 17,953,621      (4,652,207)      (4,338,322)      (10,966,914)      (14,139,737)
     Net loss per share(2)                            (0.43)          (0.16)           (0.20)            (0.65)            (2.23)

                                                                             At December 31,
                                             ------------------------------------------------------------------------------------
                                                  1997             1996              1995             1994             1993
                                                  ----             ----              ----             ----             ----
Condensed consolidated balance sheet:
     Working capital                           $  (693,676)    $(9,823,229)     $ (3,402,543)    $     (28,462)    $  (7,507,056)
     Total assets                               41,839,860      34,492,431        32,640,362        32,229,713        34,996,925
     Total liabilities                           9,335,479      13,164,713        11,349,670        10,255,687        18,878,148
     Long-term debt                                    -0-       6,766,592         7,302,671         7,770,171        12,034,691
     Stockholders' equity                       32,504,381      21,327,718        21,290,692        21,974,626        16,118,777
     Cash Dividends declared                           -0-             -0-               -0-               -0-               -0-

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

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

At December 31, 1997, the Company had unrestricted cash of $3,721,000 and $735,000 worth of marketable securities. During the year ended December 31, 1997, approximately $7,441,000 was used in operations. Net loss for the period totaled $17,954,000 (including $12,775,000 in non-cash elements, primarily:
$774,000 in depletion and depreciation costs, $2,568,000 in certain bond and loan costs, loss on marketable securities of $6,053,000, adjustment of restated stock options of $745,000, adjusted loss on the sale of subsidiaries of $564,000, and inputed interest expenses of $1,899,000 related to the discount of certain convertible debentures. (See "Results of Operations - Interest Expense" below). Approximately $2,028,000 was used during the period to increase current assets other than cash, mostly for oil feedstock inventory, and approximately $17,000 was used to decrease accounts payable and accrued liabilities. Additional uses of funds during 1997 included additions to oil and gas properties of $2,664,000 and additions to refinery property and equipment of $5,582,000. Cash for operations during 1997 was provided, in part, by the issuance of Common Stock and convertible debentures in an aggregate amount of approximately $20,503,000, and from proceeds derived from the exercise of warrants and options of $1,272,000.


In addition, since Gold Line has filed for protection under Chapter 11 of the Bankruptcy Code (see Item 1. "Business - Domestic Operations - Refinery"), and there are certain secured creditors who have made significant claims against Gold Line, the total of which claims may exceed the total value of Gold Line's assets, the collectibility of this judgement by the Company is uncertain. Therefore, the company has provided an aggregate allowance for doubtful accounts of $1,920,877 which fully reserves all amounts due AIRI from Gold Line as of December 31, 1997.


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

Results of Operations

The following table highlights the results of operations for the years ended December 31, 1997, 1996 and 1995.

                                           For the Years Ended December 31,
                                           ---------------------------------
                                              1997        1996         1995
Exploration and Production Activity:

Colombia Properties(1):
     Revenue - Oil Sales (000's)              $261       $1,365       $1,104
     Lease Operating Expenses (000's)          $99         $612         $364
     Production Volume - Barrels           318,625      130,433      137,821
     Average Price per Bbl                  $14.01       $10.46        $8.01
     Production Cost per Bbl                 $5.31        $4.69        $2.65
     DD&A per Bbl (2)                        $3.77        $3.77        $3.86
Peru Properties (3)(4):
     Revenue - Oil Sales (000's)                 -            -         $166
     Lease Operating Expenses (000's)            -            -          $65
     Production Volume - Bbls                    -            -       17,794
     Average Price per Bbl                       -            -        $9.29
     Production Cost per Bbl                     -            -        $3.66
     DD&A per Bbl                                -            -            -

Refinery Operations(5):
     Refinery Lease Fees (000's)                 -        $2,468      $1,185
     Average Daily Throughput (Bbls)             -        13,138       8,116
     Average Throughput Fee                      -          $.50       $0.40

-----------------
(1) Reflects activity through the closing of the MIP Transaction on February 25, 1997.

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

During the short period of time in which Gold Line operated the Refinery in 1997, it processed approximately 885,000 barrels of product, creating a liability of approximately $443,000 in lease fees due to the Company. Because of previous non payment of lease fees and other items of default under the terms of the Lease Agreement, Gold Line was evicted from the Refinery premises on March 20, 1997, and subsequently filed for protection under Chapter 11 of the Bankruptcy Code. See "Business - Domestic Operations Refinery". Due to these circumstances no refinery lease fee revenues were recorded for 1997.

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

General and Administrative

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

Total General and Administrative expenses (G&A) increased during 1997 by approximately $1,551,000 or 50% compared to 1996, primarily due to non-cash charges of $745,000 from the extension of expiration dates on certain outstanding employee stock options and $225,000 for stock options issued for investor relations costs. A non-recurring $695,000 payroll expense to partially compensate key employees whose salaries had remained unchanged for the past five years was also incurred. Property insurance and property taxes increased by $123,000 and $167,000, respectively, which costs were previously paid by Gold Line prior to its eviction from the Refinery in March 1997. Legal fees increased by approximately $87,000, primarily related to certain legal matters involving Gold Line during the year. During the expansion of the Company's Refinery, which commenced during 1996, approximately $622,000 of G&A expenses were capitalized to the project in 1997, compared to $275,000 capitalized in 1996.

For the Year ended December 31, 1996 compared to the Year ended December 31,
1995

Total General & Administrative Expenses ("G&A") decreased during 1996 by $496,000 or 14% compared to 1995. There was an additional $400,000 increase in 1996 in the provision for excise tax compared to the $250,000 provision charged in 1995. Decreases in other G&A expenses during 1996 compared to 1995 were: decrease in payroll expense of $95,000, decrease in professional and consulting fees of $93,000, decrease in insurance costs of $56,000, and an increase in the capitalized and reimbursed G&A expenses of $137,000. During the expansion of the Company's Refinery, approximately $275,000 of G&A expenses were capitalized.

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


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III.

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.

                                                                  Year First
    Name              Age        Position(s)                   Became a Director
---------------       ---        -----------                   -----------------

George N. Faris       57         Chairman of the Board and            1981
                                 Chief Executive Officer

William R. Smart      77         Director                             1987

Daniel Y. Kim         73         Director                             1987

Donald G. Rynne       75         Director                             1992

-----------------------

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

                   Annual Compensation                                       Long Term Compensation
------------------------------------------------------         ----------------------------------------------------
Name and Principal                                               Other Annual                          All Other
Position                 Year          Salary       Bonus        Compensation       0ptions(#)        Compensation
-----------              ----          ------       -----        ------------       ----------        ------------

George N. Faris          1997     $    312,000     $257,000       $  7,200(3)         750,000           $193,000(1)
Chairman of the          1996          292,000       15,000          9,600(3)       1,202,500(4)         422,000(5)
Board and Chief          1995          240,000            -         45,000(2)         202,500                  -
Executive Officer

Denis J. Fitzpatrick     1997     $    118,000     $102,000       $      -            125,000           $ 25,000(8)
Secretary, Vice          1996          105,000        5,000          15,000(6)        120,000(4)               -
President and Chief      1995          105,000            -          18,000(6)(7)      20,000                  -
Financial Officer

William L. Tracy         1997     $     88,000    $  62,000                              75,000           $ 23,000(8)
Treasurer and            1996              (9)            -              -                  -                  -
Controller               1995              (9)            -              -                  -                  -

Kenneth N. Durham        1997             (10)            -              -                  -                  -
President and Chief      1996             (10)            -              -                  -                  -
Operating Officer        1995     $145,000(10)            -              -                  -                  -


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

                         Individual Grants
                         -----------------                                            Potential Realizable
                    Number of         Percent of                                      Value at Assumed
                    Securities        Total Options                                   Annual Rates of Stock
                    Underlying        Granted to                                      Price Appreciation
                    Options           Employees in     Exercise       Expiration      for Option Term
  Name              Granted(#)        Fiscal Year      Price($/sh)       Date           5%($)          10%($)
  ----              ----------        -----------      -----------    ----------      ---------       ------

George Faris           750,000              45%          $1.05         12/31/02         $ -0-          $ -0-

Denis Fitzpatrick      125,000               8%          $1.05         12/31/02         $ -0-          $ -0-

William L. Tracy        75,000               5%          $1.05         12/31/02         $ -0-          $ -0-


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

                                     Shares
                                     ------
                           Acquired or     Value         Number of Unexercised           Value of Unexercised
Name                        Exercised      Realized       Options at Year End            In-the-money Options
----                      -------------    --------    ---------------------------      -------------------------
                                                       Exercisable    Unexercisable     Exercisable    Unexercisable
                                                       -----------    -------------     -----------    -------------
George N. Faris                --             --        1,764,000         187,500       $4,771,495       $436,875

Denis J. Fitzpatrick           --             --          202,500          42,500         $537,825        $99,025

William L. Tracy               --             --          101,000          25,000         $263,380        $59,415



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

Name and Address               Amount and Nature of               Percent
of Beneficial Holder(1)        Beneficial Ownership               of Class
-----------------------        --------------------               ---------

George N. Faris                      3,370,000(2)                    6.6%
Daniel Y. Kim                          163,500(3)                      *
Donald G. Rynne                        756,122(4)                    1.5%
William R. Smart                       302,594(5)                      *
Denis J. Fitzpatrick                   202,500(6)                      *
William L. Tracy                       121,240(7)                      *
All officers and Directors
as a group (consisting of
6 persons)                           4,915,956(8)                    9.1%
Infinity Investors Ltd.              3,006,987                       5.9%

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

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                          Page No.

        Reports of Independent Accountants                            F-1
        Consolidated Balance Sheets
           December 31, 1997 and 1996                                 F-3
        Consolidated Statement of Operations
           Years Ended December 31, 1997, 1996 and 1995               F-4
        Consolidated Statement of Cash Flows
           Years Ended December 31, 1997, 1996 and 1995               F-5
        Consolidated Statement of Changes in
           Stockholders' Equity - Years Ended
           December 31, 1997, 1996 and 1995                           F-6
        Notes to Consolidated Financial Statements                    F-7
           Supplementary Oil and Gas Information                      F-26

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

16.1 Letter dated August 19, 1996 regarding change in certifying accountant. (6)

21.1 Subsidiaries of the Registrant.

27.1 Financial Data Schedule.

--------------------
(1) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

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



HEIN + ASSOCIATES LLP
Certified Public Accountants
Houston, Texas
March 17, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of American International Petroleum Corporation

In our opinion, based upon our audit and the report of other auditors, the consolidated financial statements for 1995 listed in the Index appearing under items 14(a)(1) on page 25 present fairly, in all material respects, the results of operations and cash flows of American International Petroleum Corporation and its subsidiaries for the year ended December 31, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements for the year ended December 31, 1995 of American International Petroleum Corporation of Colombia (AIPC-Colombia), a wholly-owned subsidiary, which statements were prepared in accordance with generally accepted accounting principles in Colombia and which statements reflect total revenues of $1,214,213 for the year ended December 31, 1995. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for AIPC-Colombia, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts (including the conversion of the financial statements of AIPC-Colombia to generally accepted accounting principles in the United States) and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for the opinion expressed above.

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

PRICE WATERHOUSE LLP
Houston, Texas
April 9, 1996

Bogota, March 15, 1996

To the Members of the Board of Directors
American International Petroleum Corporation


I have audited the balance sheet of the Colombian Branch of American International Petroleum Corporation of Colombia as of December 31, 1995, and the corresponding statements of income, changes in the net worth of the Branch, changes in the financial position and cash flows for the year 1995. The presentation of those financial statements and their corresponding notes is the responsibility of the Branch's administration and they reflect its performance. It is among my functions to audit them and to render an opinion about them. The financial statements of the Company for the year 1994 were audited by a different Auditor, who expressed his opinion in his Report.

I obtained the necessary information to comply with my functions as Auditor and conducted my work in accordance with generally accepted auditing standards which require that the audit be planned and carried out to make sure that the financial statements reasonably reflect the financial condition of the company and the results of its operations. An audit of financial statements implies, among other things, to conduct an examination based on selective tests of the evidence that support the figures and disclosures of the financial statements, as well as to evaluate the accounting principles used, the accounting estimates made by the Administration, and the presentation of the financial reports as a whole. I consider that my audit provides a reasonable basis for the opinion regarding the financial reports as expressed below.

In its accounting and in the presentation of the financial statements, the Branch follows accounting principles generally accepted for oil companies, established by the Superintendency of Companies and the Colombian law. In my opinion, the financial statements previously mentioned, which were faithfully taken from the books present fairly the financial position of the Colombian Branch of American International Petroleum Corporation of Colombia at December 31, 1995, the results of its operations, changes in its financial position and its cash flows for the year then ended, in accordance with and based on accounting principles generally accepted in Colombia.

Furthermore, it is also my opinion that the Branch's accounting for the year ended on December 31, 1995, was kept in compliance with the legal norms and accounting practices; the operations registered in the books and the administrator's actions complied with the statutes and the decisions of the Board of Directors of its Home Office, the correspondence and vouchers of the accounts were duly carried out and kept, and adequate measures of internal control and maintenance and custody of the Branch's and third parties' assets in its possession were observed.



/s/Bernard Villages Perez
-------------------------
Bernard Villages Perez
Professional Card No. 4962-A

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                           ------------------------------------

                                                                                1997                1996
                                                                                ----                ----
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                                 $ 3,721,350            $ 11,058
  Cash - restricted                                                                   -             161,022
  Marketable securities, at market                                              735,958                   -
  Accounts and notes receivable, net                                          1,831,008           1,073,140
  Inventory                                                                     755,720             459,961
  Deferred financing costs                                                      353,490             125,353
  Prepaid expenses                                                            1,244,277             712,751
                                                                            -----------          ----------
       Total current assets                                                   8,641,803           2,543,285
                                                                            -----------          ----------
Property, plant and equipment:
  Unevaluated oil and gas property                                           11,724,477           5,648,630
  Oil and gas properties                                                              -          32,506,656
  Refinery property and equipment                                            22,816,897          17,235,183
  Other                                                                         216,803             499,971
                                                                            -----------          ----------
                                                                             34,758,177          55,890,440
Less - accumulated depreciation, depletion
 and amortization and impairments                                            (3,894,015)        (23,959,191)
                                                                            -----------          ----------
       Total property, plant and equipment                                   30,864,162          31,931,249
Notes receiviable, less current portion                                       2,333,895                   -
Other long-term assets, net                                                           -              17,897
                                                                            -----------          ----------

       Total assets                                                        $ 41,839,860        $ 34,492,431
                                                                           ============        ============

                   Liabilities and Stockholders' Equity
                   ------------------------------------
Current liabilities:
  Notes payable                                                            $          -           $ 237,162
  Current portion of long-term debt                                           6,075,931           5,968,393
  Accounts payable                                                            1,452,642           3,636,765
  Accrued liabilities                                                         1,806,906           2,524,194
                                                                            -----------          ----------
       Total current liabilities                                              9,335,479          12,366,514
Long-term debt                                                                        -             798,199
                                                                            -----------          ----------
       Total liabilities                                                      9,335,479          13,164,713
                                                                            -----------          ----------
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized, 48,436,576 shares issued and outstanding
    at December 31, 1997 and 34,458,921 shares at
    December 31, 1996                                                         3,874,926           2,756,714
  Additional paid-in capital                                                106,689,337          78,677,265
  Stock purchase warrants                                                     1,297,754           1,297,754
  Accumulated deficit                                                       (79,357,636)        (61,404,015)
                                                                            -----------          ----------
       Total stockholders' equity                                            32,504,381          21,327,718
                                                                            -----------          ----------
Commitments and contingent liabilities (Note 10)                                      -                   -
                                                                            -----------          ----------

Total liabilities and stockholders' equity                                  $41,839,860         $34,492,431
                                                                            ===========         ===========

                       The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                      For the years ended December 31,
                                                              ---------------------------------------------------
                                                                    1997              1996               1995
                                                                    ----              ----               ----
Revenues:
  Oil and gas production and
   pipeline fees                                                   $ 260,579       $ 1,364,581        $ 1,270,164
  Refinery lease fees                                                      -         2,467,606          1,184,864
  Other                                                              567,385           170,819            356,280
                                                                 -----------      ------------        -----------
       Total revenues                                                827,964         4,003,006          2,811,308
                                                                 -----------      ------------        -----------
Expenses:
  Operating                                                           98,766           613,336            432,440
  General and administrative                                       4,627,598         3,076,357          3,572,337
  Depreciation, depletion and
   amortization                                                      774,264         1,265,230          1,396,423
  Interest                                                         6,663,992         2,818,218          1,037,308
  Realized  and unrealized loss on marketable securities           6,053,298                 -                  -
  Loss on sale of subsidiaries                                       563,667                 -                  -
  Provison for bad debts                                                   -           682,072            711,122
  Write-down of oil and gas properties                                     -           200,000                  -
                                                                 -----------      ------------        -----------
       Total expenses                                             18,781,585         8,655,213          7,149,630
                                                                 -----------      ------------        -----------

Net loss                                                        $(17,953,621)     $ (4,652,207)       $(4,338,322)
                                                                 ===========     =============        ===========

Net loss per share of common stock                                   $ (0.43)          $ (0.16)           $ (0.20)
                                                                 ===========     =============        ===========

Weighted-average number of shares
 of common stock outstanding                                      41,309,102        29,598,832         21,746,719
                                                                 ===========     =============        ===========







        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             For the years ended December 31,
                                                                 ---------------------------------------------------------
                                                                       1997                 1996               1995
                                                                       ----                 ----               ----
Cash flows from operating activities:
  Net loss                                                         $ (17,953,621)        $ (4,652,207)       $ (4,338,322)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                             5,125,934            2,551,504           1,502,435
     Accretion of premium on notes receivable                           (167,167)                   -                   -
     Write-down of oil and gas properties                                      -              200,000                   -
     Provision for bad debts                                                   -              682,072             711,122
     Realized and unrealized loss on marketable securities             6,053,298                    -                   -
     Loss on sale  of subsidiaries                                       563,667                    -                   -
     Issuance of stock for compensation expense                           40,000              424,063              55,814
     Forgiveness of debt                                                 (50,342)                   -                   -
     Employee stock based compensation                                   744,700                    -                   -
     Stock based compensation for services                               247,607                    -                   -
     Changes in assets and liabilities:
        Accounts and notes receivable                                     57,835             (681,659)           (537,569)
        Inventory                                                       (698,746)              44,992             446,519
        Prepaid and other                                             (1,387,484)            (370,274)            (98,359)
        Accounts payable and accrued liabilities                         (16,688)           2,352,361           1,984,574
                                                                   -------------         ------------        ------------
            Net cash provided by (used in) operating activities       (7,441,007)             550,852            (273,786)
                                                                   -------------         ------------        ------------
Cash flows from investing activities:
  Additions to oil and gas properties                                 (2,663,694)          (1,590,165)         (3,194,454)
  Additions to refinery property and equipment                        (5,581,714)          (1,713,188)             14,284
  Proceeds from sales of marketable securities                         1,979,494                    -                   -
  Proceeds from sale of subsidiaries                                   1,764,548                    -                   -
  Other                                                                  (94,191)             (10,176)            (26,753)
                                                                   -------------         ------------        ------------
             Net cash used in investing activities                    (4,595,557)          (3,313,529)         (3,206,923)
                                                                   -------------         ------------        ------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                           -               65,201             (11,593)
  Net increase (decrease) in notes payable                              (237,162)             170,403              66,759
  Repayments of long-term debt                                        (5,791,420)          (1,434,278)           (467,500)
  Proceeds from issuance of common stock and
    warrants, net                                                        447,810              745,302           3,111,858
  Proceeds from exercise of stock warrants
    and options (before related expenses paid
    in 1997 of $478,807)                                               1,272,333                    -                  32
  Proceeds from issuance of debentures, net                           20,055,295            3,064,889                   -
                                                                   -------------         ------------        ------------
             Net cash provided by financing activities                15,746,856            2,611,517           2,699,556
                                                                   -------------         ------------        ------------
Net increase (decrease) in cash and
  cash equivalents                                                     3,710,292             (151,160)           (781,153)
Cash and cash equivalents at beginning of year                            11,058              162,218             943,371
                                                                   -------------         ------------        ------------

Cash and cash equivalents at end of year                             $ 3,721,350             $ 11,058         $   162,218
                                                                   =============         ============        ============



        The accompanying notes are an integral part of these statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Common stock          Additional       Stock
                                                      ------------           paid-in        purchase     Accumulated
                                                   Shares       Amount       capital        warrants       deficit         Total
                                                ----------    --------     -----------     ----------   -------------     -------
Balance, January 1, 1997                         34,458,921  $ 2,756,714   $ 78,677,265  $ 1,297,754   $ (61,404,015)  $ 21,327,718

Conversions of debentures                         7,246,882      579,751      8,763,271        -               -          9,343,022
Issuance of stock in lieu of current
    liabilities                                     243,459       19,477        214,082        -               -            233,559
Issuance of stock for compensation                  100,000        8,000         32,000        -               -             40,000
Issuance of stock  for services                     260,000       20,800        226,807        -               -            247,607
Issuance of stock - Reg S Offering                1,635,593      130,847        314,465        -               -            445,312
Issuance of stock for oil and gas properties -
    Reg S Offering                                3,250,000      260,000      8,275,938        -               -          8,535,938
Issuance of stock warrants for oil and gas
    properties                                         -            -           718,750        -               -            718,750
Issuance of stock warrants                             -            -         6,264,411        -               -          6,264,411
Options and warrants exercised                    1,241,721       99,337        694,189        -               -            793,526
Imputed interest on debentures
    convertible at a discount to market                -            -         1,763,459        -               -          1,763,459
Compensatory stock options                             -            -           744,700        -               -            744,700
Net loss for the year                                  -            -              -           -          (17,953,621)  (17,953,621)
                                                 ----------    ---------    -----------    ----------    ------------   -----------

Balance, December 31, 1997                       48,436,576  $ 3,874,926   $106,689,337   $ 1,297,754    $(79,357,636)  $32,504,381
                                                 ==========  ===========   ============   ===========    ============   ===========




         The accompanying notes are an integral part of this statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                      Common stock          Additional       Stock
                                                      ------------           paid-in        purchase     Accumulated
                                                   Shares       Amount       capital        warrants       deficit         Total
                                                ----------    --------     -----------     ----------   -------------     -------
Balance, January 1, 1996                         24,705,926   $ 1,976,474   $74,768,272    $ 1,297,754   $(56,751,808)  $21,290,692

Conversions of Debentures                         6,535,122       522,810     1,477,190          -              -         2,000,000
Issuance of stock in lieu of current
    liabilities                                     479,540        38,363       130,539          -               -          168,902
Issuance of stock for compensation                  905,000        72,400       351,663          -               -          424,063
Issuance of stock - Regulation S Offering         1,833,333       146,667       598,635          -               -          745,302
Imputed interest on debentures
    convertible at a discount to market               -              -        1,350,966          -               -        1,350,966
Net loss for the year                                 -              -            -              -         (4,652,207)   (4,652,207)
                                                 ----------   -----------   -----------    -----------   ------------    ----------

Balance, December 31, 1996                       34,458,921   $ 2,756,714   $78,677,265    $ 1,297,754   $(61,404,015)  $21,327,718
                                                 ==========   ===========   ===========    ===========   =============  ===========









         The accompanying notes are an integral part of this statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                             Notes
                                             Common stock        Additional    Stock       receivable
                                             ------------         paid-in     purchase    for issuance   Accumulated
                                         Shares       Amount      capital     warrants      of stock       deficit       Total
                                       ----------    --------   -----------  ----------   -------------  ------------   -------


Balance, January 1, 1995               19,099,048   $1,527,924   $71,595,370   $1,297,754   $ (32,936)  $(52,413,486)  $21,974,626

Warrants exercised                              8            1            31            -           -              -            32
Issuance of stock in lieu of
  current liabilities                     728,205       58,256       430,994            -           -              -       489,250
Issuance of stock for compensation         10,000          800        19,512            -      32,936              -        53,248
Issuance of  stock -
  Reg S Offering                        4,868,665      389,493     2,722,365            -           -              -     3,111,858
Net loss for the year                           -            -             -            -           -     (4,338,322)   (4,338,322)
                                       ----------   ----------   -----------   ----------   ---------   ------------    ----------

Balance, December 31, 1995             24,705,926   $1,976,474   $74,768,272   $1,297,754    $      -   $(56,751,808)  $21,290,692
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

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued at up to approximately $20.2 million, determined as follows:


(a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC, (b) assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000, (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 per share on the date the parties agreed in principle to the sale, (d) a two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof, (e) a $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum, (f) up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax benefit Deductions") is less than $50 million but more than $20 million (payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia. In January 1998, the Company demanded payment of $1.5 million in principal, which was received by the Company in February 1998.

The purchase price included an aggregate of approximately $2.5 million in payments from MIP in connection with MIP's future potential tax savings in Colombia and $3 million of long and short term notes at face value (not discounted to present value). Taking the $2.5 million tax payments, which were not recorded because of their contingent nature, and the discounted portion of the notes of approximately $452,000 into consideration, the Company recorded an aggregate loss of approximately $564,000 on the sale of the subsidiaries.


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

Costs not subject to amortization:

The following table summarizes the categories of cost which comprise the amount of unproved properties not subject to amortization.

                                                                              December 31,
                                                   ------------------------------------------------------------------
                                                      1997                         1996                         1995
                                                      ----                         ----                         ----
Colombia:
     Acquisition costs                           $       -                      $1,101,277                  $1,101,277
     Exploration costs                                   -                           -                            -
                                                 -----------                    ----------                  ----------
                                                         -                       1,101,277                   1,101,277
Peru:
     Exploration costs                                   -                       4,457,964                   3,832,041

Kazakstan:
     Acquisition Cost                              11,724,477                        -                            -

Other
     Acquisition cost                                    -                          89,389                      65,506
                                                  -----------                   ----------                  ----------
                                                  $11,724,477                   $5,648,630                  $4,998,824
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


The portion of the Company's oil and gas properties held in AIPCC and PAIPC, were reduced as of December 31, 1996, to the amount realized from the sale of AIPCC and PAIPC on February 25, 1997, resulting in an impairment loss of $200,000 during 1996.


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

Revenue recognition

Oil and gas production revenues are recognized at the time and point of sale after the product has been extracted from the ground. Pipeline fees are recognized at the time and point of expulsion of the product from the pipeline.

Discounts and premiums

Discounts and premiums on Accounts and Notes receivables are amortized as interest expense or income over the life of the instrument or computed using the interest method.


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


                                          For the Year Ended 1997
                                  ----------------------------------------
                                                     Shares       Per Share
                                    Income        Weighted Avg      Amount
                                  (Numerator)     (Denominator)
                                  -----------     -------------   ----------

Loss                             $(17,953,621)

Basic
EPS

Loss available to
  Common stockholders            $(17,953,621)      41,309,102      $ (0.43)

Effect of Dilutive Securities
Warrants and Options(1)                                 13,834

Diluted EPS
Loss available to
  Stockholders                   $(17,953,621)      41,322,936      $ (0.43)
                                 ============       ==========      =======

Options to purchase 7,774,707 shares of common stock at various prices were outstanding during 1997, but were not included in the computation of diluted EPS because the options' Exercise price was greater than the average market price of the common shares.

The options, which expire after December 31, 1997 were still outstanding at December 31, 1997.

(1) The effect of these shares in the Diluted EPS were not reflected in the original 10-K Filing as they were anti-dilutive in accordance with paragraph 13 of SFAS 123.

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


NOTE 2 - MANAGEMENT PLANS
-------------------------


The Company reported a net loss of approximately $18.0 million during 1997, of which approximately $12.5 million represented non-operating or non-cash items, and has commitments to fund the operations of its Kazakstan subsidiary (see Note
10) and has convertible debentures totaling $10,000,000 (see Note 6), which may or may not be converted to common stock, that mature in October 1998. The Company had virtually no revenue-generating operating activities during 1997 and does not, as of December 31, 1997, have the resources to fulfill these commitments. Management of the Company has been seeking sources of capital to enable the Company to fund its operating activities and to fulfill these and other commitments which may arise in 1998 and beyond. The Company expects to enter into an agreement during April 1998 with certain institutional investors which will provide for up to $52 million in private debt and equity financing to be utilized by the Company on an as needed-basis over a two year period.


Management believes that this private financing will be sufficient in nature to provide the necessary capital to fund its commitments during at least the next two years. In the event this financing does not occur, and the Company is unable to access adequate sources of capital, its plans and operations during 1998 would be substantially curtailed.


NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:
--------------------------------------------------

Accounts and notes receivable are shown below:

                                                         December 31,
                                              --------------------------------
                                                 1997                  1996
                                              ----------            ----------

Accounts receivable - trade                   $1,020,145            $1,942,946
Note receivable - Gold Line (See Note 8)         900,732               900,732
Current portion - Note receivable - MIP        1,537,808                  -
Other                                            293,200               150,980
                                              ----------            ----------
                                               3,751,885             2,994,658
Less - allowance for doubtful accounts        (1,920,877)           (1,921,518)
                                              ----------            ----------
                                              $1,831,008            $1,073,140
                                              ==========            ==========


NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                          December 31,
                                              --------------------------------
                                                 1997                  1996
                                              ----------            ----------
Notes receivable - MIP (See Note 1),
   net of discount of $284,634               $ 3,871,703            $        -
Unamortized bond issue cost                            -                17,897
                                              ----------            ----------
Less - current portion - MIP                  (1,537,808)                    -
                                              ----------            ----------
                                             $ 2,333,895            $   17,897
                                              ==========            ==========

NOTE 5 - ACCRUED LIABILITIES:
-----------------------------

Accrued liabilities consist of the following:
                                                           December 31,
                                                --------------------------------
                                                   1997                   1996
                                                ----------            ----------

Accrued payroll                                 $   63,068            $  266,429
Accrued interest                                    47,206               282,076
Corporate taxes                                     99,484               330,024
Excise taxes                                     1,376,170             1,100,000
Property taxes                                        --                 219,345
Other                                              220,978               326,320
                                                ----------            ----------

                                                $1,806,906            $2,524,194
                                                ==========            ==========

NOTE 6 - SHORT TERM DEBT
------------------------
                                                           December 31,
                                                --------------------------------
                                                   1997                   1996
                                                ----------            ----------
14% - 10,000,000 Unsecured convertible
  debenture net of unamortized discount of
  $3,924,069 - due October 15, 1998,
  effective interest  rate - 51%*               $6,075,931            $        -

*Convertible after April 15, 1998 into the Company's common stock at the lesser of $6.25, 85% of market, or the lowest average market price for any five consecutive trading days following April 15, 1998.


NOTE 7 - LONG-TERM DEBT:
                                                           December 31,
                                                --------------------------------
                                                   1997                   1996
                                                ----------            ----------
Note payable to MG Trade
     Finance Corporation                        $        -            $2,108,393
8% - $100,000 Convertible debentures -
     due February 14, 1997,
     effective interest rate - 8%                        -               100,000
9% - $150,000 Convertible Debentures -
     due December 9, 2000
     effective interest rate - 17.3%                     -               124,445
10% - $391,629 Convertible Debentures -
     due April 1, 1998
     effective interest rate - 34.7%                     -               293,040
12% Secured Debentures -
     due December 31, 1997,
     effective interest rate - 12%
     25% of original principal due on
     December 31, 1996                                   -             3,510,000
12.5% - $426,000 Convertible Debentures -
     due January 2, 1998
     effective interest rate - 49.2 to 51.7%             -               380,714
Senior Convertible Subordinated Debentures -
     due February 1, 1997, interest ranges from
     8.5-10.5% per annum, payable quarterly,
     convertible into common shares at $50.00
     per share.                                          -               250,000
                                                ----------            ----------
                                                         -             6,766,592
Less - Current portion                                   -             5,968,393
                                                ----------            ----------
                                                $        -            $  798,199
                                                ==========            ==========

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

Note payable to MG Trade Finance Corporation
--------------------------------------------

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


NOTE 8 - REFINERY LEASE:
------------------------

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

NOTE 9 - STOCK OPTIONS AND WARRANTS:
------------------------------------

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


     (3) Class A Warrants. In February 1998 the expiration date of these warrants was extended to April 9, 1998, and all unexercised warrants will expire on that date.


     (4)  Other non-employee warrants.

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

Activity in the 1995 Stock Option Plan for the years ended December 31, 1996 and 1997 was as follows:

                                                              Weighted Average
                                           Number of           Exercise Price
                                            Shares                Per Share
                                            ------                ---------

Outstanding, December 31, 1995               305,500                $1.28
Canceled                                    (302,500)               $1.00
Granted                                    1,902,500                $0.50
Expired                                       (3,000)              $30.00

Outstanding, December 31, 1996             1,902,500                $0.50
Canceled                                  (1,852,500)               $0.50
Granted                                    3,471,250                $0.84
Expired                                       -                       -

Outstanding December 31, 1997              3,521,250                $0.83


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

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:
-------------------------------------------------

IRS Excise Tax Claim
--------------------

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


The Company accrues an estimated loss from a loss contingency when a liability has been incurred and the amount of such loss can be reasonably estimated. Such accruals are based on developments to date and the Company's estimate of the liability. Based on the status of ongoing discussions with the IRS during 1996 and 1997, the Company determined that it needed to increase the allowance for this contingency from $250,000 (recorded in 1995) to $1.1 million and $1.4 million as of the years ended 1996 and 1997, respectively, which allowance is recorded in the accrued Liability account on its Balance Sheet.

Environmental lawsuit
---------------------


On January 25, 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1997 the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was accrued in Accounts Payable and placed into escrow. The plaintiffs attorneys are preparing the necessary release forms in order to disburse the funds, which release is expected to be completed during the first quarter of 1998.


Employment agreements
---------------------

The Company has an employment agreement with its chief executive officer under which the officer receives a base salary of $300,000 annually.

Gold Line Defaults
------------------

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

Lease commitments
-----------------

The Company leases office space under various operating leases which all expire in 1998. Future minimum payments under these operating leases are $112,032 as of December 31, 1997.

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                 1997             1996              1995
                                 ----             ----              ----

Minimum rentals                $158,313          $307,912         $297,502
Less - sublease rentals         (21,740)         (130,437)        (114,213)
                               --------         ---------       ----------

Total                          $136,573          $177,475         $183,289
                               ========         =========       ==========


Other Contingencies
-------------------

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

Transfer of Funds - U.S. and Foreign
------------------------------------

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


In addition to seeking the recovery of compensatory and punitive damages, Neste Trifinery sought injunctive relief. Specifically, Neste Trifinery sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Neste Trifinery; (2) contacting the suppliers, joint venture partners and customers of Neste Trifinery in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Neste Trifinery and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Neste Trifinery. The Company and AIRI have asserted to a general denial to the allegations asserted by Neste Trifinery. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. If the district court refers the matter to arbitration, as requested by the Company and AIRI, and stays litigation, the dispute existing between the Company, AIRI and Neste Trifinery in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes.


The Company and AIRI are vigorously defending the Texas matter, and the Company's counsel does not anticipate an unfavorable outcome, although a definitive outcome is not yet determinable.

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste Trifinery. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for he Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. The federal court action remains pending, but Neste has agreed to remove its product from the St. Marks facility by April 25, 1998. The Company presently plans to deliver product to the St. Marks, Florida facility and begin marketing operations during the last week of April, 1998

Kazakstan
---------

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

Year 2000 Issues
----------------

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


NOTE 11 - INCOME TAXES:
-----------------------

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

The components of deferred tax assets and liabilities are as follows:

                                                                                December 31,
                                                                   -------------------------------------
                                                                       1997                     1996
                                                                   --------------          -------------
Deferred taxes:
     Net operating loss carryforwards                              $   10,088,000          $   6,942,000

     Unrealized loss on marketable securities                           1,932,000                   -
     Allowance for doubtful accounts                                      720,000                721,000

     Accrued liabilities                                                   13,000                   -

     Depreciation, depletion, amortization and impairment              (1,603,000)              (984,000)
                                                                   ---------------         -------------

Net deferred tax asset                                                 11,150,000              6,679,000
                                                                   ---------------         -------------

Valuation allowance                                                 $ (11,150,000)           $(6,679,000)
                                                                   ===============         =============


The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 1997 primarily reflects the increase in the Company's net operating loss carryforwards during the year.


NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:
-------------------------------------------------------------------------------

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

The estimated fair value of the Company's financial instruments is as follows:

                                              1997                                            1996
                                ------------------------------------             --------------------------------
                                  Carrying                   Fair                 Carrying                Fair
                                   value                     value                  value                 value
                                -----------                ----------            ----------            -----------
MIP Notes Receivable             $3,871,703                $3,871,703                     -                     -

MIP Marketable Securities        $  735,958                $  735,958                     -                     -

Short-term debt                  $6,075,931                $6,075,931             $6,766,592            $6,766,592

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


NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:
-------------------------------------------

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

Financial information, summarized by geographic area, is as follows:

                                                                      Geographic Segment
                                                                      ------------------
                                                                                                            Consolidated
1997                                United States     Columbia             Peru          Kazakstan               Total
----                                -------------     --------             ----          ---------          -------------
Sales and other
     operating revenue             $     23,298      $   292,947     $        -        $         -        $     316,245
Interest income and other
     corporate revenues                                                                                         511,719

Total revenue                                                                                             $     827,964
Costs and operating
     expense                          1,189,188          463,371     $        -        $         -            1,652,559
                                   ------------      -----------     ----------        -----------        -------------

Operating profit (loss)            $(1,165,890)      $  (170,424)    $        -        $         -        $     824,595)
                                   ============      ===========     ==========        ===========


General corporate expense                                                                                    10,465,064
Interest expense                                                                                              6,663,992
                                                                                                          -------------

Net loss                                                                                                  $ (17,953,651)
                                                                                                          =============

Identifiable assets
     at December 31, 1997          $ 21,159,627      $         -     $        -        $11,724,477        $  32,884,104
                                   ------------      -----------     ----------        -----------


Corporate assets                                                                                              8,955,756
                                                                                                          -------------

Total assets at
     December 31, 1997                                                                                    $  41,839,860
                                                                                                          =============

Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                        $         -       $      3.77     $        -        $         -        $        3.77
                                   ============      ===========     ==========        ===========        =============


Capital Expenditures,
     net of cost recoveries        $  5.606,031      $        -      $        -        $11,724,477        $  17,330,508
                                   ============      ===========     ==========        ===========        =============



                                                                  Geographic Segment
                                                                  ------------------
                                                                                                            Consolidated
1996                                United States     Colombia          Peru          Kazakstan                Total
----                                -------------     --------          ----          ---------                -----
Sales and other
     operating revenue             $  2,596,917      $ 1,508,260     $       -       $        -            $  4,105,177
Interest income and other
     corporate revenues                                                                                           5,337

Total revenue                                                                                                 4,110,514
Costs and operating
     expense                          1,616,043        1,468,665        200,000      $        -               3,284,708
                                   ------------      -----------     ----------      ----------            ------------

Operating profit (loss)            $    980,874      $    39,595     $ (200,000)     $        -                 825,806
                                   ============      ===========     ==========      ==========


General corporate expense                                                                                     2,659,795
Interest expense                                                                                              2,818,218
                                                                                                           ------------

Net loss                                                                                                   $ (4,652,207)
                                                                                                           ============

Identifiable assets
     at December 31, 1996           $12,895,332      $14,641,646     $4,860,559      $        -            $ 32,397,537
                                    ===========      ===========     ==========      ==========


Corporate assets                                                                                              2,094,894

Total assets at
     December 31, 1996                                                                                     $ 34,492,431
                                                                                                           ============


Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                        $          -      $      3.77     $        -      $        -            $      3.77
                                   ------------      -----------     ----------      ----------            ===========


Capital Expenditures,
     net of cost recoveries        $  1,713,188      $   719,954     $  825,923      $        -            $ 3,259,065
                                   ============      ===========     ==========      ==========            ===========


                                                                       Geographic Segment
                                                                       ------------------
                                                                                                             Consolidated
1995                               United States     Colombia             Peru          Kazakstan                Total
----                               -------------     --------             ----          ---------                -----
Sales and other
     operating revenue             $  1,403,668     $  1,214,213        $  166,069        $         -          $   2,783,950
Interest income and other
     corporate revenues                                                                                               27,358
                                                                                                               -------------

Total revenue                                                                                                      2,811,308
Costs and operating
     expense                          1,922,130        1,513,401            65,141        $         -              3,500,672
                                   ------------     ------------        ----------        -----------          -------------

Operating profit (loss)            $  (518,462)     $   (299,188)       $  100,928        $         -          $    (689,364)
                                   ============     ============        ==========        ===========          =============


General corporate expense                                                                                          2,611,650
Interest expense                                                                                                   1,037,308
                                                                                                               -------------

Net loss                                                                                                       $  (4,338,322)
                                                                                                               =============


Identifiable assets
     at December 31, 1995          $ 13,565,280     $ 14,136,257        $4,247,975        $         -          $  31,949,512
                                   ============     ============        ==========        ===========


Corporate assets                                                                                                     690,850
                                                                                                               -------------

Total assets at
     December 31, 1995                                                                                         $  32,640,362
                                                                                                               =============


Depreciation, depletion
     and amortization rate
     per equivalent barrel
     of oil                        $          -     $       3.86        $      -          $         -          $        3.86
                                   ============     ============        ==========        ===========          =============


Capital Expenditures,
     net of cost recoveries        $    400,368     $  1,265,989        $1,528,095        $         -          $   3,194,452
                                   ============     ============        ==========        -----------          =============


NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
-----------------------------------------------------------------------------
AND DISCLOSURES OF CASH FLOW INFORMATION:
-----------------------------------------

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following noncash transactions:

                                                                    1997                1996              1995
                                                                    ----                ----              ----
Conversion of debentures                                         $9,343,022          $2,000,000$            -
Stock issued in lieu of current liabilities                         233,559             168,902          489,250
Issuance of warrants related to convertible debentures            6,264,411                -                -
Issuance of stock - unearned compensation                              -                424,063           20,312
Issuance of stock - compensation                                     40,000                -                -
Issuance of stock - services                                        247,607                -                -
Issuance of stock and warrants - for oil and gas properties       9,254,688                -                -

Cash paid for interest, net of amounts capitalized, was $765,312, $808,477, and $964,609, during 1997, 1996, and 1995, respectively. Cash paid for corporate franchise taxes was $70,003, $114,128, and $52,050, during 1997, 1996 and 1995, respectively.


NOTE 15 - SUBSEQUENT EVENTS:
----------------------------

Regulation S Offerings
----------------------

In 1998, the Company received aggregate net proceeds of $794,000 from the exercise of warrants to acquire shares of common stock (see Note 9). The exercise price of these warrants ranged from $.40 to $2.00 per share.

Class A Warrants
----------------

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:


CAPITALIZED COSTS

                                                Colombia                                    Peru
                                --------------------------------------    ---------------------------------------
                                    1997        1996          1995           1997           1996         1995
                                    ----        ----          ----           ----           ----         ----
Unevaluated property not
   subject to amortization       $     -     $1,101,277    $ 1,101,277    $        -     $4,457,964    $3,382,041
Proved and unproved
   properties                          -     31,924,991     31,225,040             -        200,000             -
Accumulated deprecia-
   tion, depletion and
   amortization                        -     19,870,122     19,364,606             -        200,000             -
                                --------------------------------------    ---------------------------------------
Net Capitalized costs           $      -    $13,156,146    $12,961,711    $        -     $4,457,964    $3,832,041
                                ======================================    =======================================

Costs incurred in oil and gas property acquisition, exploration and development activities

Property acquisition
   costs - proved and
   unproved properties          $      -    $         -    $         -    $        -     $        -    $        -
Exploration Costs                      -              -        744,549             -              -             -
Development costs                      -        719,954        527,595             -              -             -

Results of operations for oil and gas producing activities

Oil and gas sales              $ 292,947    $ 1,364,581    $ 1,104,095    $        -     $        -    $  166,069
                                --------------------------------------    ---------------------------------------
Lease operating costs             98,766        611,857        363,680             -              -        65,141
Depreciation, depletion
   and amortization               70,216        491,732        531,989             -              -             -
Provision for reduction
   of oil and gas properties           -              -              -             -        200,000             -
                                --------------------------------------    ---------------------------------------
                                 168,982      1,103,589        895,669             -        200,000        65,141
                                --------------------------------------    ---------------------------------------
Income (loss) before
   tax provision                 123,965        260,992        208,426             -       (200,000)      100,928
Provision (benefit) for
   income tax                          -              -              -             -              -             -
                                --------------------------------------    ---------------------------------------
Results of operations          $ 123,965    $   260,992    $   208,426    $        -     $  (200,00)   $  100,928
                                ======================================    =======================================


                               [RESTUBBED TABLE]
CAPITALIZED COSTS


                                                  Kazakstan/Other                                    Total
                                       -------------------------------------      -------------------------------------------
                                         1997(1)     1996(2)       1995(2)           1997           1996             1995
                                         -------     -------       -------           -----          ----             ----
Unevaluated property not
   subject to amortization             $11,724,477   $ 89,389     $   65,506      $11,724,477    $ 5,648,630     $  4,998,824
Proved and unproved
   properties                                    -    371,665        351,257                -     32,506,656       31,566,297
Accumulated deprecia-
   tion, depletion and
   amortization                                  -    371,655         65,506                -     17,713,499       16,849,258
                                       -------------------------------------      -------------------------------------------
Net Capitalized costs                  $11,724,477   $ 89,389     $   65,506      $11,724,477    $17,713,499     $ 16,849,258
                                       =====================================      ===========================================

Costs incurred in oil and gas property acquisition, exploration and development activities

Property acquisition
   costs - proved and
   unproved properties                 $11,724,477   $      -     $        -      $11,724,477    $         -     $          -
Exploration Costs                                -          -              -                -              -          744,549
Development costs                                -          -              -                -        719,954          527,595

Results of operations for oil and gas producing activities

Oil and gas sales                      $         -   $      -     $        -      $   292,947    $ 1,364,581     $  1,270,164
                                       -------------------------------------      -------------------------------------------
Lease operating costs                            -          -              -           98,766        611,857          428,741
Depreciation, depletion
   and amortization                              -          -        351,257           70,216        491,732          883,246
Provision for reduction
   of oil and gas properties                     -          -        351,257                -      1,303,589        1,311,987
                                       -------------------------------------      -------------------------------------------
                                                 -          -        351,257          168,982      1,303,589        1,311,987
                                       -------------------------------------      -------------------------------------------
Income (loss) before
   tax provision                                 -          -       (351,257)         123,945         60,992          (41,823)
Provision (benefit) for
   income tax                                    -          -              -                -              -                -
                                       -------------------------------------      -------------------------------------------
Results of operations                  $         -   $      -     $ (351,257)     $   123,945    $    60,992     $    (41,823)
                                       =====================================      ===========================================



(1) Unevaluated property not subject to amortization reflected in 1997 includes Kazakstan properties only. (2) Unevaluated property not subject to amortization and proved and unproved properties reflected in 1996 were non-Kazakstan oil and gas projects, which have been fully amortized and retired as of December 31, 1997.

OIL AND GAS RESERVES:
---------------------

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

                                      United States             Colombia                        Total
                                     --------------     ------------------------      -----------------------
                                       Oil     Gas          Oil           Gas            Oil            Gas
                                      BBLS     MCF         BBLS           MCF            BBLS           MCF
                                      ----     ---         ----           ---            ----           ---
January 1, 1995 estimates              --      --       1,166,258           --        1,166,258           --
       Extensions, discoveries
       and other additions             --      --         302,836      3,061,200        302,836      3,061,200
       Production                      --      --        (137,821)          --         (137,821)          --
                                                       ----------     ----------     ----------     ----------
December 31, 1995                      --      --       4,106,480     11,381,400      4,106,480     11,381,400
       Revisions of
       previous estimates              --      --          34,372      3,298,000         34,372      3,298,000
       Extensions, discoveries
       and other additions             --      --            --             --             --             --
       Production                      --      --        (130,433)          --         (130,433)          --
                                                       ----------     ----------     ----------     ----------
December 31, 1996                      --      --       4,010,419     14,679,400      4,010,419     14,679,400
       Revisions of
       previous estimates              --      --            --             --             --             --
       Extensions, discoveries
       and other additions             --      --            --             --             --             --
       Sales of reserves               --      --      (3,892,146)   (14,679,400)    (3,892,146)   (14,679,400)
       Production                      --      --        (118,273)          --         (118,273)          --
                                     ------- ------    ----------     ----------     ----------     ----------
December 31, 1997                      --      --            --             --             --             --
                                     ======= ======    ----------     ----------     ----------     ----------

                                      United States             Colombia                        Total
                                     --------------     ------------------------      -----------------------
                                       Oil     Gas          Oil           Gas            Oil            Gas
                                      BBLS     MCF         BBLS           MCF            BBLS           MCF
                                      ----     ---         ----           ---            ----           ---
Net proved developed reserves
January 1, 1995                        --      --         899,971      4,160,200        899,971      4,160,200
December 31, 1995                      --      --       1,012,896      5,100,000      1,012,896      5,100,000
December 31, 1996                      --      --         948,721      6,321,100        948,721      6,321,000
December 31, 1997                      --      --            --             --             --             --

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

                                                                  Colombia
                                                 1997               1996            1995
                                                 ----               ----            ----
Future cash inflows                          $      -          $ 61,173,696      $46,433,879
Future development costs                            -           (12,170,000)     (10,780,000)
Future production costs                             -            (8,012,891)      (9,409,442)
Future income tax expenses                          -                     -                -
                                              ----------       ------------     ------------
Future net cash flows                               -            40,990,805       26,244,437
Annual discount 10% rate                            -           (19,088,789)     (13,885,290)
                                              ----------       ------------     ------------
Standardized measure discounted future
     net cash flows                          $      -          $ 21,902,016     $ 12,359,147
                                              ==========       ============     ============

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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was a decrease of $21,902,016 in 1997 and an increase of $9,542,869 and $2,288,243 in 1996 and 1995, respectively. The principal sources of change were as follows:

                                                                           For the years ended December 31,
                                                               -----------------------------------------------------
                                                                    1997                  1996                 1995
                                                                    ----                  ----                 ----

Beginning of year                                           $ 21,902,016            $12,359,147            $10,070,904
Sales and transfer of oil and gas produced,
     net of production costs                                    (161,813)              (752,724)              (740,495)
Net changes in prices and production costs                        -                   6,764,808                135,987
Extensions, discoveries, additions and
     improved recovery, less related costs                        -                      -                     660,594
Net change due to sales of minerals in place                 (21,740,203)                -                        -
Previously estimated development costs
     incurred during the year                                     -                     719,954                527,595
Changes in estimated future
     development costs                                            -                    (973,650)            (2,032,144)
Revisions of previous reserve

     quantity estimates                                           -                   1,460,849              3,783,148
Changes in timing and other                                       -                   1,087,717             (1,053,532)
Accretion of discount                                             -                   1,235,915               1007,090
                                                            ------------            -----------            -----------
End of year                                                 $     -                 $21,902,016            $12,359,147
                                                            ============            ===========            ===========



                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    American International Petroleum Corporation

Dated:  February 9, 1999
                                    By:   /s/ Denis J. Fitzpatrick
                                         ---------------------------------------
                                              Denis J. Fitzpatrick
                                              Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:


By:          /s/ George N. Faris                  Date:      February 9, 1999
             --------------------------
             George N. Faris, Chairman
             of the Board of Directors
             and Chief Executive Officer

By:          /s/ Denis J. Fitzpatrick             Date:      February 9, 1999
             --------------------------
             Denis J. Fitzpatrick
             Vice President, Secretary,
             Principal Financial and
             Accounting Officer

By:          /s/ Donald G. Rynne                  Date:      February 9, 1999
             --------------------------
             Donald G. Rynne, Director

By:          /s/ Daniel Y. Kim                    Date:      February 9, 1999
             --------------------------
             Daniel Y. Kim, Director

By:          /s/ William R. Smart                 Date:      February 9, 1999
             --------------------------
             William R. Smart, Director

By:          /s/ Richard W. Murphy                Date:      February 9, 1999
             --------------------------
             Richard W. Murphy, Director

                           Exhibit Index

Exhibit
Number              Description
------              -----------

4.14                1998 Stock Option Plan of the Registrant*

4.15                1998 Stock Award Plan of the Registrant*

21.1                Subsidiaries of the Registrant*

27.1                Financial Data Schedule*

* Previously filed.