Form 10-K
period 1998-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-04-01
CIK 799119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1998

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Nevada                                         13-3130236
--------------------------------------------------------------------------------
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


                   444 Madison Avenue, New York, NY       10022
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)


      Registrant's telephone number, including area code    (212) 688-3333
      --------------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.08 per share
                                Class A Warrants
                              (Title of Each Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 29, 1999 was approximately $48,000,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock of the Registrant outstanding as of March 29, 1999 was 66,216,889.

                                     PART I

Item 1.  BUSINESS

General

American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name in 1982. The Company implemented the production of asphalt, vacuum gas oil and other products at its subsidiary's Lake Charles, Louisiana refinery the first quarter of 1998 utilizing low-cost, low-gravity, high-sulpher crudes from Mexico and Venezuela and is engaged in oil and gas exploration and development in western Kazkastan. The Company is also seeking other oil and gas projects in the United States, Russia and Central Asia.

The Company's wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") is the owner of a refinery in Lake Charles, Louisiana (the "Refinery"). A certain portion of the Refinery, a 30,000 barrel-per-day crude distillation tower (the "Crude Unit") was leased by AIRI to Gold Line Refining Ltd. ("Gold Line"), an independent refiner, from 1990 to March 20, 1997 under a lease agreement (the "Lease Agreement") between AIRI and Gold Line. See "Domestic Operations - Refinery" below. The Company is now producing asphalt and other petroleum products. See "Domestic Operations - Refinery" below.

The Company's wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK") is the owner of a 70% working interest in a 20,000 square kilometer exploration block in western Kazakstan. See "International Exploration and Development" below.

1229329 Ontario ("Ontario"), a wholly-owned subsidiary of the Company organized under the laws of the Province of Ontario, Canada, was created specifically to enable the Company to sell in Canada shares of common stock of Mercantile International Petroleum Inc. ("MIP"), which the Company received as partial proceeds from an asset sale, which occurred on February 25, 1997 when the Company sold all of the issued and outstanding shares of common stock of its wholly-owned oil and gas exploration and production subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC"), in an arms length transaction (the "MIP Transaction"). See "International Exploration and Development - Sale of South American Subsidiaries" below. Prior to the MIP Transaction and the implementation of its Kazakstan operations, the Company's principal oil and gas properties consisted of (i) between 40% and 80% of the working interest in all oil and/or gas wells drilled on approximately 33,000 acres in the Puli Anticline and the Toqui-Toqui fields, located in the Middle Magdalena Region of Colombia, South America and (ii) 65% of the working interest in approximately 27,000 acres of exploratory and development contract rights in the Talara Basin in Peru, South America.

In February 1998, the Company organized another wholly-owned subsidiary, American Eurasia Petroleum Corporation ("AEPC"), to conduct business in Russia and in Central Asia. In July 1998, the Company organized American International Marine, Inc. ("AIM") to conduct barging and transportation of its own and others' refined products. In August 1998, it organized American International Petroleum Corporation Holding Inc. ("AIPC Holding") to hold 25% of the outstanding shares of Zao Nafta, a Russian closed-stock Company, which it received as a default payment. See "International Exploration and Development - Zao Nafta Acquisition" below. AIM and AIPC Holding are also wholly-owned subsidiaries of the Company. In November 1998 the Company purchased 100% of a 20,000 barrel per day refinery located on 55 acres of land in St. Marks, Florida, near Tallahassee ("St. Marks"). The term the "Company" includes AIPC, AIRI, AIPCC, PAIPC, AIPK, Ontario, AEPC, AIM, AIPC Holding, and St. Marks unless the context otherwise requires.

Some of the information in this document, and in those incorporated by reference herein, may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "intend", "anticipate", "estimate", "continue", or similar words. These statements discuss future expectations, estimate the happening of future events or the Company's financial condition or state other "forward-looking" information. When considering such forward-looking statements, one should keep in mind the risk factors and other cautionary statements in this document and in those incorporated by reference herein, including the Company's continued losses, occasional working capital deficits, the ability to enter into various contracts to operate the Refinery and to sell products therefrom, completion of any necessary financing requirements, the impact of competitive pricing, and other risks detailed from time to time in the Company's SEC reports. Such risk factors could cause the Company's actual results to differ materially from those contained in any forward-looking statement.

Domestic Operations

     Refinery

In July 1988, AIRI acquired the Refinery, which is located on 30 acres of land bordering the Calcasieu River near Lake Charles, Louisiana. The Company also owns 25 acres of vacant waterfront property adjacent to the Refinery and another 45 acres of vacant land across the highway from the Refinery. The river connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. Most of the Refinery's feedstock and refined products are handled through the Refinery's barge dock at the river.

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

The main unit of the Refinery is the Crude Unit, which is capable of producing light naphtha and the following side cuts: heavy naphtha, kerosene (for jet fuel), #2 diesel, atmospheric gas oil and reduced crude oil sold as special #5 fuel oil. The Crude Unit is also suitable for adaptation to process sour crude oil.

In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit (the "VDU") which was dismantled and moved to the Refinery. Construction of the VDU on the Refinery site was completed in 1993 and partially utilized by Gold Line, for various economic reasons, the VDU was idle until mid-1998 when the Company completed the expansion of, and certain enhancements to, the Crude Unit, VDU, and other components of the Refinery to enable the Company to produce conventional and polymerized asphalt, vacuum gas oil ("VGO"), diesel, and other products.

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

With the termination of the Lease Agreement in March 1997, the Company has staffed and operates the Refinery with its own employees and all operations are now under the direct control of its management. Although the primary focus at the Refinery will be the production of conventional and polymerized asphalt it also produces VGO and light-end products such as naphtha, fuel oil, diesel, and jet kerosene. With the completion of the Refinery expansion, the Company now has a basic foundation upon which it is building its asphalt business.

In addition to the manufacturing and sale of asphalt, VGO, and other products, the Company is also capable of utilizing its facility as a toll processing terminal to provide a service to blend and polymerize asphalt for other companies. The Company's VGO can be sold to major gasoline refining companies and other refiners, which are prevalent in the Gulf Coast and use VGO as a feedstock for their catalytic cracking units. Although the Company has not signed any long-term agreements to sell VGO, there is a continuous demand for VGO, and the Company has received, and continues to receive, numerous inquiries from local and out-of-state refiners interested in purchasing VGO from the Refinery. Marketing of VGO and other non-asphalt products produced in the Refinery (constituting approximately 40% of the Refinery's production) is to be handled directly by Refinery personnel.

     St. Marks Refinery

On November 23, 1998, the Company purchased 100% of St. Marks Refinery Inc., a 20,000 barrels per day refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida for 1.5 million shares of the Company's common stock. From April 1998 to the date of purchase, the Company leased St. Marks, where it sold approximately 32% of its total conventional asphalt sales during 1998.

This strategic acquisition fits perfectly with AIRI's manufacturing and marketing plan which includes wholesale barge, rail car, retail truck, all types of roofing asphalt, industrial grades and many other conventional and polymerized asphalt products that are currently being developed by the Company's technicians specifically gathered to develop premium-priced products.

     American International Marine, Inc.

Also, during 1998, the Company formed a new subsidiary, American International Marine, Inc. ("AIM"), which acquired a 1,750 ton , 27,000 barrel capacity asphalt barge (the "Barge") primarily to shuttle asphalt between the Refinery and the asphalt terminal at St. Marks and to transport refined products for third parties. The internal barging operation is vital to enhance the profitability of St. Marks. The Company expects to expand AIM's activities as demand grows.

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

During 1998, the Company financed an aggregate of approximately $2.1 million worth of crude oil feedstock and asphalt (most of which it purchased from Mexico) which was secured by AIRI's inventory. The Company has also borrowed approximately $600,000 to purchase and refurbish the Barge.

     Recent Developments

In January 1999, the Company borrowed $1.8 million for working capital, utilizing the Refinery's machinery and equipment as collateral (the "January Note").

In February 1999, the Company sold $10 million worth of 5% Secured Convertible Debentures due in February 2004 in a private placement to a single entity (the "5% Debentures"). The Company utilized approximately one-half of the proceeds therefrom (1) to repay the January Note in full, (2) repay the $1.3 million balance of principal and interest due pursuant to AIRI's September 1998 settlement of an Excise Tax dispute with the Internal Revenue Service (See "Item
3. Legal Proceedings", below), and (3) for working capital. The remainder was utilized to redeem $3.5 million of principal from the Company's 14% Convertible Notes and for certain seismic expenditures in Kazakstan. The 5% Debentures are secured by a Mortgage on the Refinery, which collateral will be released when the principal balance of the 5% Debentures falls below $3 million.

International Exploration and Production

Generally, oil and gas exploration is extremely speculative, involving a high degree of risk. Even if reserves are found as a result of drilling, profitable production from reserves cannot be assured.

     Kazakstan Agreement

In May 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK"), entered into an agreement with MED Shipping and Trading S.A. ("MED"), a Liberian corporation with offices in Frankfurt, Germany, to buy from MED 70% of the stock of MED Shipping Usturt Petroleum Ltd. ("MSUP"), a Kazakstan corporation which owns 100% of the working interest in a Kazakstan oil and gas concession (the "Concession" or "License Area"). The Concession is located approximately 125 kilometers from Chevron's multi-billion-barrel Tengiz Oil field near the Caspian Sea in the North Ustyurt Basin. Independent, preliminary, evaluation indicates potential recoverable reserves from 12 structures of possible oil bearing Jurassic Age sandstones and 8 structures of gas bearing Eocene Age sandstones. The Company tested one of the gas bearing Eocene structures in December 1998 and plans additional testing in 1999.

The definitive agreement under which MSUP is to explore and evaluate hydrocarbon reserves in the License Area provides for the payment of a commercial bonus of 0.5% of reserve value, a subscription bonus of $975,000, and grants MSUP the exclusive right to a production license upon commercial discovery. The term of the license is five years and may be extended for an additional 4 years. The five-year minimum work program required by the license calls for MSUP to acquire and process 3,000 kilometers of new seismic data, reprocess 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. Initial production up to 650,000 barrels is exempt from royalty, which otherwise ranges between 6% and 26%, to be negotiated in conjunction with a production agreement with the government. Income tax has been set at 30% and social programs payments at $200,000 annually during exploration. The Company has completed acquisition of 902 kilometers of new 2D seismic data and reprocessed about 1,200 kilometers of vintage 2D seismic data over the License Area and has completed drilling one Eocene gas test well in December 1998 and plans long-term testing in 1999.

     Recent Developments

     Shagyryl-Shomyshty Gas Field

In February 1999, the Company was officially notified by the Kazakstan government's State Investment Committee that it has won the tender for the Shagyryl-Shomyshty gas field, ("Shagyryl"), in western Kazakstan. Fifty-eight of the sixty-nine gas wells drilled to delineate the 200,000 acre gas field were tested to have commercial gas by the regional development authorities. The Company expects to sign in 1999 a license agreement with the Kazakstan government for 100% ownership of the Shagyryl. The Srednyaya Azia - Center ("SAC") pipeline system, located approximately 65 miles to the west of Shagyryl, contains three gas pipelines with a combined capacity of approximately 6.5 billion cubic feet of gas per day. The Bukhare pipeline, approximately 130 miles to the east of Shagyryl, has a capacity of approximately two billion cubic feet of gas per day.

The Company's strategy in Kazakstan includes developing shallow gas reserves in Shagyryl. Exploration to delineate the potential deep oil plays will continue with more deep seismic acquisitions. The timing and amount of any future expenditures at Shagyryl are not currently determinable, but will be dependent upon various factors, including the timing of the government's licensing process, negotiated Company obligations there, and the success of securing supplier-backed project financing or a partner to build the required transfer pipeline.

      Zao Nafta Acquisition

On March 18, 1998, the Company signed an agreement with Zao Nafta ("ZN") a Russian closed stock company (the "Option") in which the Company received a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses (the "Licenses") in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres. During its due diligence process, the Company was unable to reach an agreement with the owner of ZN over who would control and manage development of the acquired fields. As a result, the Company informed the owner that it would not pursue the purchase and requested a refund of $300,000 deposit called for in the Option. When the refund was not paid by the owner, the Company exercised its right under the Option to demand 25% of the outstanding shares of ZN from the owner. The shares are in the process of being delivered to the Company's counsel in Russia and will be held by AIPC Holding until a decision is made on how or if to proceed with future development or acquisition of additional working interest.

Sale of South American Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding shares of common stock of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia ("AIPCC") and Pan American International Petroleum Corporation ("PAIPC") (the "Purchased Shares") to MIP in an arms length transaction.

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued (giving account to the contingent portion thereof which, pursuant to GAAP, was not recorded by the Company) at up to approximately $20.2 The Company utilized a substantial portion of the cash proceeds of the sale to repay the outstanding balance to MGTF on its 12% Secured Debentures due December 31, 1997, to pay other debts, expand its refinery, and for general corporate use.

Competition

As an increasing number of State Departments of Transportation convert to Strategic Highway Research Program ("SHRP") performance graded ("PG") asphalt specifications, the number of asphalt competitors continues to decline. In the past year, several major oil companies have announced mergers and formed joint operation spin-off companies in a move to consolidate resources, reduce redundant operations, and increase efficiency. This has resulted in a supply/demand shift that is favorable to the Company's business plan. As a consequence of these consolidations, the number of major oil company asphalt refiner/suppliers has been reduced by almost 40%.

The geographic location of the Refinery in Lake Charles, Louisiana, gives the Company a distinct freight advantage over other asphalt suppliers in the area. Most of the Company's competition in its planned asphalt manufacturing business will come from those refiners who do not have downstream processing options such as residual coking capacity. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from the Company's refinery to the nearest competing truck rack asphalt producing refinery ranges from 150 to over 200 miles away. The Company's major competitor for barge sales is located over 400 miles farther away from the Company's major market than the Refinery. This distance equates to more than $1.30 per barrel freight advantage to the Company into the same markets.

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

Sales to unaffiliated customers:                               1998               1997               1996
                                                               ----               ----               ----
     United States                                         $11,394,009       $    23,298          $2,596,917
     Colombia                                                        -           292,947           1,508,260
     Peru                                                            -                 *                   *
     Kazakstan                                                       -                 -                   -

Sales or transfers between geographic areas:

     United States                                                   -                 -                   -
     Colombia                                                        -                 -                   -
     Peru                                                            -                 -                   -
     Kazakstan                                                       -                 -                   -

Operating profit or (loss):

     United States                                         $(2,820,758)      $(1,165,890)          $ 980,874
     Colombia                                                        -          (170,424)             39,595
     Peru                                                            -                 *            (200,000)
     Kazakstan                                                       -                 -                   -

Identifiable assets:

     United States                                         $35,234,530       $21,159,627         $12,895,332
     Colombia                                                        -                 -          14,641,646
     Peru                                                            -                 -           4,860,559
Kazakstan                                                   22,677,073        11,724,477                   -

Export sales:

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

Marketing

After satisfactorily completing the qualification requirements and asphalt facility inspection, the Company has received approval from the Louisiana Department of Transportation Materials Inspection Division ("LADOT") to have its paving asphalt products placed on the QPL-41 list of eligible suppliers. This enables the Company to bid on state and federal highway projects in the State of Louisiana and provides an asphalt quality assurance endorsement for non-state and federal projects as well. The Company maintains an aggressive posture in its efforts to secure asphalt supply sales agreements with Louisiana hot mix manufacturers both at highway bid lettings and through private conventional paving projects.

In the Texas market, the Company continues to expand its truck rack retail asphalt marketing efforts. A recent inspection by the Texas Department of Transportation materials division resulted in an approval for the Company to bid on state and federal highway projects throughout Texas.

The Company has been very successful with its marketing efforts in both Louisiana and Texas and maintains a constant backlog of orders and sales agreements in excess of several million dollars for its polymerized and conventional asphalt products. In addition, the Company is investigating the possibility of establishing more truck rack retail locations outside the immediate area of its current facility.

The Company's recent acquisition of St. Marks Refinery, Inc., located south of Tallahassee in St. Marks, Florida, provides the Company with an excellent strategic location from which to market polymerized and conventional asphalt products across the entire northern half of Florida. In addition, from this facility, the Company can penetrate asphalt markets in the southwestern quarter of Georgia as well as the southeastern quarter of Alabama. The Company has already been approved as an asphalt supplier for the Florida DOT ("Department of Transportation") and the Georgia DOT. Alabama DOT approval is in progress and the Company expects that process will be completed in the second quarter of 1999.

These market opportunities have the potential to increase the Company's expansion into new profitable retail sales outlets at greater net-back margins than can be achieved in the wholesale barge markets. The Company has been very successful to date for the 1999 state highway lettings and has already accumulated a backlog of orders and sales agreements in excess of $6.5 million for its polymerized and conventional asphalt products.

The Transportation and Equity Act for the 21st Century ("TEA-21") signed into law in August 1998, authorizes $173 billion over six years (1998-2003) for construction and maintenance of federal highways. The six-state Gulf Coast market where the Company sells its conventional and polymerized asphalt products is slated to receive more than $32 billion in federal funding under TEA-21, a 61% increase over the previous highway spending program. TEA-21 is expected to provide a significant increase in the overall demand for asphalt in the Company's markets. In addition, matching state DOT highway funds could increase the total spending for highway construction by another 10% - 50%.

The Company is committed to continue an aggressive, expanding, retail market growth program across the Gulf Coast and into other various profitable geographic areas.

Refinery sales to Conoco accounted for 19% of the Company's sales during 1998. No other company accounted for 10% or more of the Company's sales during the year.


Lease fees from Gold Line accounted for approximately 0%, 0% and 60% of the Company's 1998, 1997 and 1996 revenues, respectively. On March 20, 1997, the Company terminated the Lease Agreement with Gold Line.

Oil and Gas

In May 1994, AIPCC entered into an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and had an average price, net of transportation costs, of approximately $11.81 and $9.98 per barrel of oil in 1997 and 1996, respectively. In Peru, PAIPC's contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to PAIPC of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel of oil in each of 1997 and 1996, respectively, provided a net price to the Company of approximately $10.75 and $10.75 per barrel of oil, respectively.

Sales of the Company's crude oil to Carbopetrol S.A. in Colombia accounted for 0%, 29%, and 24% of the Company's 1998, 1997, and 1996 revenues, respectively. Sales to Ecopetrol accounted for approximately 0%, 11%, and 9% of the Company's 1998, 1997, and 1996 revenues, respectively. The Company sold its assets in Colombia and Peru in February 1997.

Sources and Availability of Raw Materials

The Company plans to purchase all raw materials needed for its operations from suppliers and manufacturers located throughout the United States and internationally. The Company believes that these materials are in good supply and are available from multiple sources. AIRI requires sour asphaltic crudes that are in abundant supply within the western hemisphere. Primary sources include Mexico, Venezuela, Colombia, Ecuador and Canada for "road grade" asphalt. "Roofer's flux" crudes can be sourced from Saudi Arabia, Oman, U.S. Gulf off-short, Texas and Louisiana sweet lights. Many crudes can be blended into the primary base crudes. AIRI personnel have the experience and ability to source the necessary feedstocks.

Employees

As of March 31, 1999, the Company employed 76 persons on a full-time basis, including 15 persons who are engaged in management, accounting and administrative functions for AIPC and 54 who are employed by AIRI on a full-time basis, including 15 persons who are engaged in management and administrative functions, and two persons who are employed by AIPK in management and administrative positions. Five persons are employed by St. Marks, two of which are in management and administration. The Company frequently engages the services of consultants who are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company believes that relations with its employees are satisfactory.

Item 2.  PROPERTIES

Office Facilities

The Company leases approximately 4,800 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased for a period of seven years at a monthly rental rate of $19,600 and expires on December 31, 2006. In addition, the Company leases approximately 10,500 square feet of office space in Houston, Texas at a monthly rental of $17,929 This lease expires on December 12, 2003.

The Company also owns 90 acres of vacant land in Lake Charles, Louisiana where the Refinery is located. In addition to the structures and equipment comprising the Refinery facility (See "Item 1 - Business - Domestic Operations - Refinery"), the Refinery assets include an approximately a 4,400 square foot office building, a new 2,200 square foot asphalt plant office, and a state-of-the-art laboratory, and two metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 4,300 square feet. The Company also owns approximately 68 acres of vacant land adjacent to the St. Marks Refinery in Florida.

Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which the Company owned a working interest on December 31, 1998, and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

The table below indicates the Company's developed and undeveloped acreage as of December 31, 1998.

                              Gross                       Gross                     Net                 Net
                            Developed                 Undeveloped                Developed          Undeveloped
                             Acreage                    Acreage                   Acreage             Acreage
                            ---------                 -----------                ---------          ------------
Kazakstan                       -                      4,734,097                      -               3,313,868


The table below indicates the Company's gross and net oil and gas wells as of December 31, 1998. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                                                      Productive Wells
                        ---------------------------------------------------------------------------------------------------
                                   Total                                Oil                                 Gas
                        --------------------------            ------------------------            -------------------------
                        Gross                  Net            Gross                Net            Gross                Net
Kazakstan                    -                   -                -                  -                 -                 -

Oil and Gas Production

The table below indicates the Company's net oil and gas production, by country, for each of the three years in the periods ended December 31, 1998, 1997, 1996, along with the average sales prices for such production during these periods.

                                                              Production
                             ---------------------------------------------------------------------------------
                             Oil (in                    Average Net Sales         Gas              Sales Price
                             Barrels)                   Price (per Barrel)       (in mcf)          (per mcf)
                             --------                   ------------------       --------          -----------
1998 -Kazakstan                 -                          $    -                    -             $   -
     -Colombia                  -                               -                    -                 -
     -Peru                      -                               -                    -                 -

1997 -Kazakstan                 -                          $    -                    -             $   -
     -Colombia                18,625                          11.81                  -                 -
     -Peru                      *                               *                    *                 *

1996 -Colombia               130,433                        $ 10.46                  -             $   -
     -Peru                      *                               *                    -                 -

Average foreign lifting costs in 1997 and 1996 were approximately $5.31 and $4.69 per equivalent barrel of oil, respectively. The Company incurred no lifting costs in 1998.

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

                               Colombian Reserves

                                                                                                     Future
                                                                                                     Revenues
                                  Net Oil                                       Future               Discounted
                                  (Barrels)         Net Gas (mmcf)              Revenues             at 10%
                                  ---------         --------------              --------             ------

Proved Developed
     Producing                       917,522             1,121.1             $  9,379,548         $  5,899,502

Proved Developed
     Non-Producing                    31,199             5,200.0                4,070,584            2,274,369

Proved Undeveloped                 3,061,698             8,358.3               28,474,585           14,183,770
                                   ---------             -------               ----------           ----------
          TOTAL                    4,010,419            14,679.4              $41,924,717          $22,357,641
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

Drilling

The Company sold all of it's oil and gas producing properties in February 1997, as previously discussed, and has not yet implemented production operations in Kazakstan, therefore it had no exploration or development wells during the current year. The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.

                                               1998                            1997                              1996
                                      ---------------------            ---------------------           -------------------------
                                      Gross             Net             Gross          Net             Gross              Net
                                      -----             ---             -----          ---             -----              ---
Exploratory Wells:
    Kazakstan                           -                 -                -             -                -                   -
    South America:
     Oil                                -                 -                -             -              1.00               1.00
     Gas                                -                 -                -             -                 -      -
     Dry                                -                 -                -             -                 -                  -
                                       ----             -----             ----          -----         ------             ------
     TOTAL                              -                 -                -             -              1.00               1.00
                                       ----             -----             ----          -----         ------             ------

Development Wells:
    Kazakstan                           -                 -                -             -                 -                  -
    South America:
     Oil                                -                 -                -             -              1.00                .65
     Gas                                -                 -                -             -                 -                  -
     Dry                                -                 -                -             -                 -                  -
                                       ----             -----             ----          -----         ------             ------
     TOTAL                              -                 -                -             -              1.00                .65
                                       ----             -----             ----          -----           ----             ------

TOTAL                                   -                 -                -             -              2.00               1.65
                                       ====             =====             ====          =====           ====               ====


Item 3.  LEGAL PROCEEDINGS

Except as described below, there is no material litigation pending to which the Company is a party or to which any of its properties is subject. Further, except as described below, there are no proceedings known to be contemplated by United States or foreign persons or governmental authorities relating to either the Company or its properties.

In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claimed that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the then existing requirements and that such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wanted to negotiate a settlement. In 1998, the Company reached a final agreement (the "IRS Agreement") with the IRS to settle this matter by agreeing to pay an aggregate of $646,633 in tax, plus interest accrued for the applicable periods involved. In the IRS Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability. The Company continues to maintain that it is not liable for the excise taxes at issue, but agreed to settle the dispute at a significantly lower amount of liability in order to bring this long-running issue to conclusion. In February 1999, the Company paid all amounts due to the IRS on this matter, which totaled approximately $1.3 million.

In January 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1997, the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was placed into escrow in October 1997 and paid in 1998. This matter has been fully and finally settled and all claims have been dismissed with prejudice as to all defendants, which includes the Company and AIRI.

In 1998, Neste Trifinery ("Neste"), filed suit in a Harris County District Court against the Company and its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") (Neste Trifinery V. American International Refinery, Inc. Etc. Case No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas). Neste has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery; (1) breach of contract, (2) disclosure of confidential information; and (3) tortious interference with existing contractual relations. Generally, Neste has alleged that in connection with the due diligence conducted by the Company and AIRI of the business of Neste, the Company and AIRI had access to confidential or trade secret information and that the Company and AIRI have exploited that information, in breach of an executed Confidentiality Agreement, to the detriment of Neste. Neste seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

In addition to seeking the recovery of compensatory and punitive damages, Neste sought injunctive relief. Specifically, Neste sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Neste; (2) contacting the suppliers, joint venture partners and customers of Neste in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Neste and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Neste. The Company and AIRI have asserted to a general denial to the allegations asserted by Neste. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March 27, 1998, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Neste in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes. The Company and AIRI are vigorously defending this matter, and the Company's counsel does not anticipate an unfavorable outcome, although a definitive outcome is not yet determinable.

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste Trifinery. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for the Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. On appeal, the federal court found in favor of Neste and issued a judgement related thereto for $175,000, which was paid by the Company on behalf of St. Marks in March 1999. However, the Company is in the process of attempting to recover the $175,000 from DSE, Inc., pursuant to DSE, Inc.'s indemnification of the Company included in the Stock Purchase Agreement under which the Company purchased St. Marks.

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

                                                      Common Stock                                   Class A Warrants
                                               ----------------------------                    ---------------------------
                                               High Bid             Low Bid                    High Bid            Low Bid
                                               --------             -------                    --------            -------
1998     First Quarter                           $4.91                $3.19                       $2.19              $0.75
         Second Quarter                           4.34                 1.53                        1.12               0.01
         Third Quarter                            1.94                 0.94                        *                    *
         Fourth Quarter                           2.50                 0.69                        *                    *

1997     First Quarter                           $0.73                $0.31                       $0.22              $0.06
         Second Quarter                           0.69                 0.41                        0.66               0.06
         Third Quarter                            7.13                 0.44                        4.00               0.13
         Fourth Quarter                           6.50                 3.19                        3.75               1.31

*The Class A Warrants expired on April 9, 1998.

At March 31, 1999, the Company had approximately 1,681 shareholders of record of its Common Stock. The Company estimates that an additional 12,000 shareholders hold Common Stock in street name.

During the fiscal quarter ended December 31, 1998, the Company issued an aggregate of 7,323,169 shares of Common Stock upon conversion of, and in payment of accrued interest, on its 14% Convertible Notes. The issuance of those shares were exempt from the Registration requirements of the Securities Act under Sections 3(a)(9) and 4(2), respectively of the Securities Act.

Dividend Policy

The policy of the Board of Directors is to retain earnings to finance the operations and development of the Company's business. accordingly, the Company has never paid cash dividends on its Common Stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Item 6.  SELECTED FINANCIAL INFORMATION

The following selected financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein:

                                                              For the Years Ended December 31,
                                        ----------------------------------------------------------------------------------
                                           1998                1997             1996             1995                1994
                                           ----                ----             ----             ----                ----
Condensed consolidated statement of
 operations:
     Revenues                         $11,854,290     $    827,964       $  4,003,006      $  2,811,308       $  3,508,514
     Net loss(1)                       (9,103,113)     (17,953,621)        (4,652,207)       (4,338,322)       (10,966,914)
     Net loss per share - basic and
      diluted                               (0.17)           (0.43)             (0.16)            (0.20)             (0.65)


                                                                           At December 31,
                                      -------------------------------------------------------------------------------------
                                           1998                1997             1996             1995                1994
                                           ----                ----             ----             ----                ----
Condensed consolidated balance sheet:

     Working capital (deficit)        $(4,902,108)    $   (693,676)      $ (9,823,229)     $ (3,402,543)          $(28,462)
     Total assets                      60,861,334       41,839,860         34,492,431        32,640,362         32,229,713
     Total current liabilities          8,220,206        9,335,479         13,164,713        11,349,670         10,255,687
     Long-term debt                     6,110,961              -0-          6,766,592         7,302,671          7,770,171
     Stockholders' equity              46,530,167       32,504,381         21,327,718        21,290,692         21,974,626
     Cash Dividends declared                   -0-              -0-                -0-               -0-                -0-

1) Net loss in 1996 and 1994 included a provision for the write down of the carrying costs of oil and gas properties of $200,000 and $6,904,000, respectively.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table highlights the results of operations for the years ended December 31, 1998, 1997 and 1996.

                                                                            For the Years Ended December 31,
                                                                           ----------------------------------
                                                                           1998           1997           1996
                                                                           ----           ----           ----
Refinery Processing Operations:
    Refinery product revenues (000's)                                      $11,394              -            -
    Product Costs (000's)                                                   $8,194              -            -
    Operating Costs (000's)                                                 $3,087


Exploration and Production Activity:
Colombia Properties(1):
    Revenue - Oil Sales (000's)                                                  -           $261       $1,365
    Lease Operating Expenses (000's)                                             -            $99         $612
    Production Volume - Barrels                                                  -        318,625      130,433
    Average Price per Bbl                                                        -         $14.01       $10.46
    Production Cost per Bbl                                                      -          $5.31        $4.69
    DD&A per Bbl (2)                                                             -          $3.77        $3.77


Peru Properties (3)(4):
    Revenue - Oil Sales (000's)                                                  -              -            -
    Lease Operating Expenses (000's)                                             -              -            -
    Production Volume - Bbls                                                     -              -            -
    Average Price per Bbl                                                        -              -            -
    Production Cost per Bbl                                                      -              -            -
    DD&A per Bbl                                                                 -              -            -

Refinery Operations(5):
    Refinery Lease Fees (000's)                                                  -              -       $2,468
    Average Daily Throughput (Bbls)                                              -              -       13,138
    Average Throughput Fee                                                       -              -        $0.50

-----------------------------
(1) Reflects activity through the closing of the MIP Transaction on February 25, 1997.

(2) Excludes provision for reduction of oil and gas properties of $200,000 in 1996.

(3) Information for 1996 was not available due to a dispute with a joint venture partner.

(4) No DD&A was calculated since all properties and related capital expenditures in Peru were considered as unevaluated and therefore were excluded from the DD&A calculation.

(5) Earned lease fees of $442,714 in 1997 were not recorded as revenues due to circumstances surrounding the cancellation of the Lease Agreement. See "Business - Domestic Operations - Lease Agreement".

Refinery Operations

For the Year Ended December 31, 1998 compared to the Year Ended December 31,
1997

During 1997, the Company commenced expansion of the Refinery and conversion of the crude unit to a heavy crude processing unit to enable the manufacture of asphalt and other products. During 1998 the Company undertook extensive testing of its refinery equipment and processing capabilities. The Refinery did extensive process sampling with various types of crude oils in an effort to determine the most economical and technically acceptable crude feedstock to develop and produce the basic asphalt material to be used in developing the specialty asphalts the asphalt road construction industry will require, and in some areas is currently requiring, to be used. As a result of the refinery's testing activity this year, the refinery manufactured products which generated revenues of approximately $6 million dollars from asphalt products and approximately $3.4 million dollars from certain light-end and other products. The Company's sales prices on its retail asphalt ranged from $75 to $187 a ton. The Company incurred approximately $6.8 million in product costs related to those revenues and approximately $2.7 in operating costs during this extensive testing period throughout 1998. Because of very low operating levels during most of 1998 and redundant processing and blending of feedstock and asphalt during the testing process, the Company's margins were severely distorted and should not be considered indicative of margins expected during normal operating conditions expected during the 1999 season. Costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock prices, and from the Company's product mix, which will be determined over time as the Company's markets are further developed.

The Refinery's terminal operations in St. Marks, Florida, which commenced in June 1998, had revenues of approximately $2 million dollars from sales of asphalt and costs of sales of approximately $1.8 million related to those sales during 1998.

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

The Company had no refinery processing activity in 1997.

Oil and Gas Production Activity

For the Year ended December 31, 1998 compared to the Year Ended December 31,
1997

The Company had no oil and gas production activity during the year ended December 31, 1998.

For the Year ended December 31, 1997 compared to the Year Ended December 31,
1996

The results of operations for Colombia and Peru for 1997 reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries, compared to twelve full months of operations in 1996.

Other Income

For the Year ended December 31, 1998 compared to the Year Ended December 31,
1997.

Other income decreased during 1998 by approximately $107,000 to $461,000 compared to 1997, primarily from a $63,000 decrease in interest income due to reduced funds on deposit in 1998 compared to those on deposit in 1997. An additional decrease of approximately $50,000 in 1998 compared to 1997 was attributable to a one-time $50,000 non-cash reduction of an accounts payable item recorded as income in 1997.

For the Year ended December 31, 1997 compared to the Year Ended December 31,
1996.

Other income increased during 1997 to approximately $567,000 from $171,000 in 1996, due primarily to a $446,000 increase in interest income in 1997 to $465,000, compared to $19,000 in 1996. This improvement was attributable to an increase in funds on deposit during 1997 compared to 1996 and to an accretion of interest on notes receivable of $168,000 during 1997. An additional increase of approximately $50,000 was attributable to a non-cash income item as a result of a negotiated reduction in certain accounts payable. These increases were partially offset by decreases of approximately $102,000 in foreign exchange rate gains and other income in Colombia and Peru in 1997 compared to 1996.

General and Administrative

For the Year ended December 31, 1998 compared to the Year ended December 31,
1997

Total General and Administrative expenses ("G&A") increased by approximately $469,870, or 10%, in 1998 compared to 1997. The Company incurred approximately $1.4 million in additional G&A during 1998, principally due to increased activity at the Refinery, which were offset by an aggregate of approximately $1.0 million in reduced G&A resulting from a reduction of $279,000 related to the sale of its Colombia and Peru oil and gas operations in 1997 and a non-cash charge of $745,000 in 1997 in connection with the issuance of stock options. In addition, legal expenses decreased by approximately $90,000 due primarily to the settlement of the IRS Excise tax case and an environmental lawsuit. See "Item 3. Legal Proceedings" above. Due to the increased activity at the refinery, payroll and related employee expenses increased by approximately $434,000 and general insurance costs increased by approximately $86,000 due to increased coverages of the Refinery equipment and liability. General office administrative expenses increased by $80,000 due to the increased sales and operations at the refinery. Additional costs of approximately $70,000 were incurred in upgrading computers systems due in part to Year 2000 compliance considerations. Investor relations increased in 1998 by approximately $111,000 compared to 1997 and professional consulting fees increased by approximately $500,000. The Company capitalized approximately $578,000 of G&A in 1998 compared to approximately $622,000 in 1997 in connection with the Refinery expansion.

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

Total G&A increased during 1997 by approximately $1,551,000 or 50% compared to 1996, primarily due to non-cash charges of $745,000 from the extension of expiration dates on certain outstanding employee stock options and $225,000 for stock options issued for investor relations costs. A non-recurring $695,000 payroll expense to partially compensate key employees whose salaries had remained unchanged for the past five years was also incurred. Property insurance and property taxes increased by $123,000 and $167,000, respectively, which costs were previously paid by Gold Line prior to its eviction from the Refinery in March 1997. Legal fees increased by approximately $87,000, primarily related to certain legal matters involving Gold Line during the year. During the expansion of the Company's Refinery, which commenced during 1996, approximately $622,000 of G&A expenses were capitalized to the project in 1997, compared to $275,000 capitalized in 1996.

Depreciation, Depletion and Amortization

For the Year ended December 31, 1998 compared to the Year ended December 31,
1997

Depreciation, Depletion and Amortization ("DDA") increased approximately $39,000 in 1998 compared to the same period in 1997. The increase in 1998 of $124,000, due to an increase in refinery depreciable assets during 1998, was offset by a decrease in 1998 of depreciation and depletion attributable to the Colombia and Peru operations that were sold in 1997. See "Item 1. Business. International Exploration and Production" above.

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

DD&A declined approximately $491,000 during 1997 compared to 1996, which was directly related to the sale of all of the Company's oil and gas subsidiaries on February 25, 1997.

Interest

Interest expense of $6,042,000 and $1,899,000 in 1998 and 1997, respectively, was related to the presumed incremental yield the investor may derive from the discounted conversion rate of such instruments issued by the Company during these years. Management believes that the related amount of interest recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the Common Stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, which in certain cases was as long as six months, large block factors, lack of a sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles requires that an "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

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

For the Year ended December 31, 1998 compared to the Year ended December 31,
1997

Interest expense for 1998 was $1,912,949, net of capitalized interest of $7,055,340, compared to an interest expense of $6,663,992, net of capitalized interest of $340,988 in 1997. The Company incurred approximately $1,670,000 of interest on debentures utstanding during the year. The Company also incurred approximately $2,118,000 of imputed interest costs on the sale of its $12 million debentures in April 1998 and amortized an additional $3,924,000 related to the conversion of debentures held at December 31, 1997. The Company capitalized interest expense of $7,055,000 incurred in connection with its oil and gas and refinery projects during 1998.

For the Year ended December 31, 1997 compared to the Year ended December 31,
1996

Interest expense increased by $3,846,000 in 1997 compared to 1996, due primarily to $1,899,000 in imputed interest, recorded for discounted convertible debentures, discussed above, and a $2,964,000 increase in bond costs expensed in 1997.

Realized and Unrealized Loss on Marketable Securities

As partial proceeds from the MIP Transaction, the Company received approximately $4.4 million shares of MIP common stock valued at $2.00 per share. However, during 1997 and 1998, the market value of MIP's shares continued to decline significantly. During 1997, the Company sold and disposed of approximately 1,441,000 shares of the MIP shares for proceeds of approximately $1,979,000 and recorded an aggregate net realized and unrealized loss of $6,053,000 for the year ended December 31, 1997. During 1998 the Company sold all of its remaining MIP shares for proceeds of approximately $377,000 and recorded an aggregate net realized loss of approximately $369,000.

Loss on Sale of Assets

The Company recorded an aggregate $564,000 loss on the sale of two of its' wholly-owned subsidiaries which includes the current discount to fair value of the $3 million Exchangeable Debenture and the $1.4 million performance earn-out, both received in the MIP Transaction.

Liquidity and Capital Resources

During the year ended December 31, 1998, the Company used a net amount of approximately $2,000,000 for operations, which reflects approximately $4,570,000 in non-cash provisions, including depreciation, depletion and amortization of $2,473,000 and $1,494,000 in provision for bad debts. Approximately $799,000 was used during the period to increase product and feedstock inventory and $3,346,000 was provided by an increase in accounts payable and accrued liabilities and in current assets other than cash. Additional uses of funds during 1998 included additions to oil and gas properties and Refinery property and equipment of $8,512,000 and $8,578,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of certain warrants and options and the sale of marketable securities of $738,000 and $377,000, respectively, and from proceeds from long and short-term debt of approximately $13,847,000. The Company was recently notified that MIP has defaulted on its senior notes to its lenders and its common stock has been delisted from the Toronto Stock Exchange. In addition, its recent payment due to the Company in February 1999 of $1.5 million, plus accrued interest for the fourth quarter of 1998, was not made as scheduled. Therefore, the Company has provided an allowance for these amounts as of December 31, 1998. The Company intends to continue to pursue payment from MIP for all amounts due.

At December 31, 1998, the Company had negative working capital of approximately $4.9 million dollars. However, in January and February 1999, the Company borrowed an aggregate of $11.8 million, $10 million of which is outstanding convertible debt due and payable in February 2004. The proceeds were used to reduce a significant amount of current liabilities, including $1.3 million in excise tax and related interest due to the IRS and an aggregate of approximately $3 million in accounts payable at the Refinery and in Kazakstan.

In addition, the Company has also arranged for an aggregate of approximately $2.1 million in financing, secured by its accounts receivable, inventory, and its asphalt barge, $1.5 million of which it is utilizing to purchase crude oil feedstock and asphalt. The remaining $600,000 was utilized to purchase and refurbish a 1,750 ton barge (the "Barge"), which it intends to use to transport asphalt, primarily to its St. Marks distribution facility in Florida.

In April 1998, the Company reached an agreement with certain institutional investors (the "Investors") which provided it with up to $52 million in private debt and equity financing (the "Facility") to be used by the Company on an as needed basis over a two year period. Initial funding of $5 million and $7 million took place in April and May 1998, respectively, in the form of two-year convertible notes (the "April 1998 Notes"). The proceeds from these fundings were used for capital expansion, crude oil feedstock purchases, and for certain operating expenditures at the Refinery and St. Marks, and to fund seismic acquisition and processing, drilling expenditures, and certain operating expenditures in Kazakstan. As of March 31, 1999, approximately $3 million in principal remains from the original $12 million balance; $3.5 million was redeemed by the Company and approximately $5.5 million was converted into the Company's common stock.

The remaining portion of the Facility consisted of a $40 million Equity Line of Credit (the "Equity Line") from which the Company could, under certain conditions, draw funds in exchange for shares of the Company's Common Stock at an approximate 15% discount from the market price of same on the date of the draw down. However, the Company has obtained alternative financing with more attractive terms and mutually agreed with the lender to terminate the Equity Line.

In general, since the implementation of testing operations at the Refinery in the last week of the first quarter of 1998, the Refinery has been running at less than 10% capacity. In July 1998, when capacity reached approximately 12%, the refinery averaged positive cash flows of approximately $130,000, even though testing was still in progress.

The Company recently retained a major investment banking firm to assist it in locating a joint venture partner and financing for its Kazakstan concessions. Depending on the timing and success of this process, the Company intends to be very conservative with its expenditures overseas during 1999. As of March 1999, the Company's existing working capital was insufficient to provide it with all of the capital it may require to complete its minimum work program for 1999. However, the Company believes it can obtain a deferral of these minimum requirements. If it is unable to obtain the necessary financing to meet these requirements or if it is unable to obtain a deferral thereof, certain projects, expansions and other activities in Kazakstan could be delayed or cancelled.

In March 1998, the Company signed an agreement for the Exploration of the Mamourinskoye and Saratovskoye oil fields, with Zao Nafta ("ZN") a Russian closed stock company. This agreement gave the Company 90 days in which to perform technical and legal due diligence evaluations of the ZN properties. These oil fields are included in 17 oil and gas licenses (the "Licenses") held by ZN, covering about 877,000 acres in the Samara and Saratov regions of Southwestern Russia, approximately 600 to 800 kilometers north of the Caspian Sea and southeast of Moscow. Upon favorable completion of the due diligence evaluation, a joint venture was to be formed to operate these 17 Licenses with the Company, as Operator, holding a 75% working interest.

The Company agreed to pay $11 million for the 75% working interest in the joint venture, $4.7 million in cash and $6.0 million in crude oil from 25% of the Company's future net production. The Company made a refundable advance (the "Advance") on the purchase price of $300,000 to ZN for their use in assisting the Company in completing all legal and contractual conditions required by the Company. In June 1998, the Company withdrew from negotiations after it could not reach agreement on operational control of the proposed joint venture. ZN breached its obligation to return the Advance to the Company and consequently, was required to deliver 25% of its issued and outstanding shares to the Company. The Company's legal counsel in Moscow has effected the legal transfer of these shares to the Company. The Company now expects to meet with the other owners of ZN and determine how to proceed with the proposed joint venture.

Also in March 1998, the Company signed an agreement (the "Agreement") to lease or, subject to certain conditions, to purchase the 55 acre, 20,000 barrels per day St. Marks Refinery and product storage terminal, located on the St. Marks River near Tallahassee, Florida ("St. Marks"). Under the Agreement, the Company agreed to lease St. Marks on an annual renewable basis, beginning April 1, 1998, and to perform a due diligence process to determine if it would purchase St. Marks for up to $4.5 million in cash and/or shares of the Company's Common Stock. During its due diligence process, the Company identified certain factors which significantly reduced the purchase price the Company was willing to pay to
1.5 million shares of AIPC common stock and the assumption of $50,000 of St. Marks' liabilities. The seller agreed to accept the lower purchase price and the parties closed the transaction in November 1998.

During 1998, the Company reached an agreement to settle an ongoing dispute with the IRS, which called for the Company to pay $646,633 in excise taxes, plus interest incurred for the applicable periods dating back to 1989. In February 1999, the Company paid all remaining tax and interest due under the settlement of approximately $1.3 million.

The Refinery, as mentioned above, was operated on a limited basis (less than 10% capacity) during 1998 while extensive testing of equipment, various types of crude oil feedstocks, and asphaltic blends took place. These processes severely limited the Company's operating margins during the 1998 asphalt season. The Company was, nevertheless, able to obtain an aggregate of approximately $4 million in conventional, non-equity financing, including the $2.1 million mentioned above. Because of the resultant limited amount of cash flow available during 1998 to support such debt, the Company is utilized care not to overextend its ability to repay same on a timely basis.

As of March 1, 1999, the Company had a backlog of asphalt sales of approximately $6.5 million. The Company expects to operate the Refinery at a minimum of 20% capacity during 1999. Coupled with currently-available sources of non-equity financing, at these levels of capacity and with existing levels of feedstock and other costs in place, the company would expect sufficient positive operating margins to support all Refinery and corporate overhead in 1999. As operations at the Refinery expand during 1999, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its operations and minimal work program in Kazakstan. The Company is currently having discussions with a major investment banking firm, which has expressed interest in providing approximately $40 million in high yield debt, and with various smaller firms for lesser amounts of debt to supplement the Company's cash flow from operations during 1999. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks and AIM, or from a joint venture partner in Kazakstan, to support its operations during 1999, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected.

Y2K Issues

The Company has been addressing the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year relating to the year 2000, ("Y2K"). The Company has engaged outside computer consultants to assist it with its evaluation. The Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with the issue would have a material impact on the Company's ability to continue to operate on an uninterrupted basis. The Company has assessed its internal programs and hardware and concluded that all of its systems are, or will be, in compliance prior to year-end. Should the Company experience any such problems with regards to its internal systems it has estimated that the aggregate cost to mitigate any related problems would not exceed $75,000.

Market Risk

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. The Company does not employ risk management strategies, such as derivatives or various interest rate and currency swaps, to mitigate these risks.

     Foreign Exchange Risk

The Company is subject to risk from changes in foreign exchange rates for its international operations which uses a foreign currency as their functional currency and are translated to U.S. dollars. The Company has not experienced any significant gains or losses to such events.

     Interest Rate Risk

The Company is exposed to interest rate risk from its various financing activities. The following table provides information, by maturity date, about the company's interest rate sensitive financial instruments, which are fixed rate debt obligations. The fair value of financial instruments closely approximates the carrying values of the instruments due to the short-term or recent issuance of such instruments.

                                                                       Total
                                                                       Recorded         Fair
                                    1999             2000              Amount           Value
                                    ----             ----              ------           -----
Debt:                          $1,820,896         $6,110,961          $7,931,857      $7,931,857
                                     9.57%                40%

A 10% increase in interest rates would decrease the Company's cash flow by approximately $800,000 and would decrease the fair value of the Company's debt instruments.

                                    PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.

                                                                                               Year First
    Name                       Age           Position(s)                                Became a Director or Officer
---------------                ---           -----------                                -----------------------------
George N. Faris                58            Chairman of the Board and                           1981
                                             Chief Executive Officer

William R. Smart               78            Director                                            1987

Daniel Y. Kim                  74            Director                                            1987

Donald G. Rynne                76            Director                                            1992

Richard W. Murphy              69            Director                                            1998


Denis J. Fitzpatrick           54            Vice President, Secretary and                       1994
                                             Chief Financial Officer

Gustave E. Chew                60            President - American International Refinery, Inc.   1997

William L. Tracy               51            Treasurer and Controller                            1992

-------------------------------------

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

Ambassador Richard W. Murphy was educated at Harvard College (B.A. 1951) and at Emmanuel College, Cambridge (A.B. 1953). After service in the U.S. Army, he was appointed to the Foreign Service of the Department of State. From 1971 to 1983 he held successive appointments as Ambassador to Mauritania, Syria, the Philippines and Saudi Arabia. He was Assistant Secretary of State for Near Eastern and South Asian Affairs from 1983-89 when he retired. President Reagan nominated him to the rank of Career Ambassador in 1996, a rank restricted at any given time to five career diplomats. Since 1989 Mr. Murphy has been Senior Fellow for the Middle East at the council on Foreign Relations in New York City and a private consultant. He is a frequent commentator on Middle Eastern issues for National Public Radio, CNN, and BBC and has written for the New York Times, The Washington Post, The International Herald Tribune and the Christian Science Monitor. He was also a Director of Maxxus Energy.

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

Mr. Gustave E. Chew joined the Company in December 1997 as President of AIRI. He received Bachelor of Science degrees in Chemical Engineering and Accounting in 1959 from Lehigh University. Mr. Chew was most recently Managing Director of Neste Trifinery Petroleum Services in Corpus Christi, Texas. He has 38 years of experience in the refining industry, including 28 years with British Petroleum North America. Mr. Chew is Chairman of the Asphalt Institute and for nine years has served as a Director of the National Petroleum Refiners Association.

Mr. William L. Tracy has been employed by the Company since February 1992 and has been Treasurer and Controller of the Company since August 1993. From May 1989 until February 1992, Mr. Tracy was self-employed as an energy consultant with the Commonwealth of Kentucky. From June 1985 until May 1989, Mr. Tracy served as President of City Gas and Transmission Corp., a public oil and gas production and refining company. He received his BBA from Bellarmine College in Louisville, Kentucky in 1974.

The Company's executive officers are appointed annually by the Board to serve until their successors are duly elected and qualified.

Item 11.      EXECUTIVE COMPENSATION

The following table discloses compensation for services rendered by the Company's Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 in 1998, 1997 and 1996.

                           Annual Compensation                                   Long Term Compensation
----------------------------------------------------------     ----------------------------------------------------
Name and Principal                                               Other Annual                            All Other
Position                 Year         Salary       Bonus         Compensation       0ptions(#)          Compensation
-----------              ----         ------       -----         ------------       ----------          ------------
George N. Faris          1998       $330,000      $120,000       $        -        1,000,000(1)        $         -
Chairman of the          1997        312,000       257,000          7,200(2)         750,000             193,000(3)
Board and Chief          1996        292,000        15,000          9,600(2)       1,202,500(4)          422,000(5)
Executive Officer

Denis J. Fitzpatrick     1998       $140,000      $ 31,250       $         -         170,000(6)        $          -
Secretary, Vice          1997        118,000       102,000                 -         125,000              25,000(7)
President and Chief      1996        105,000         5,000         15,000(8)         120,000(4)                   -
Financial Officer

Gustave E. Chew          1998       $200,000      $      -        $ 7,200(2)         150,000 (9)       $          -
President,               1997           (10)             -                 -         100,000(10)                  -
American International   1996           (10)             -                 -                   -                  -
Refinery, Inc.

William L. Tracy         1998       $100,000      $ 13,500                 -         106,000(11)       $          -
Treasurer and            1997         88,000        62,000                 -          75,000              23,000(7)
Controller               1996           (12)             -                 -                   -                  -


(1) Includes 420,000 regular options which vest 25% per year beginning December 31, 1998 and 580,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(2)   Vehicle allowance.

(3) Includes deferred salary payment of $109,000 and income tax reimbursement of $84,000.

(4) The number of options shown were issued in substitution for previously outstanding options and re-issued in 1996. The exercise price is now $.50 per share.

(5) On October 13, 1995, the Company and Dr. Faris executed an amendment to Dr. Faris' employment agreement, pursuant to which Dr. Faris relinquished certain rights in exchange for 900,000 shares of Common Stock. See "Employment Contract" below.

(6) Includes 70,000 regular options which vest 25% per year beginning December 31, 1998 and 100,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(7)   Deferred salary payment.

(8) Mr. Fitzpatrick was paid $15,000 for living expenses incurred while working in the New York office.

(9) Contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(10) Mr. Chew was hired in December 1997 and earned less than $100,000 during 1997. He was granted 100,000 options as a signing bonus.

(11) Includes 56,000 regular options which vest 25% per year beginning December 31, 1998 and 50,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(12)  Mr. Tracy's compensation was less than $100,000 in 1996.

Note: The contingent options will terminate if the Company's common stock does not trade at $5.00 per share for 15 consecutive days prior to December 31, 1999.


STOCK OPTION PLAN

The Company has established a 1998 Stock Option Plan (the "1998 Plan"). The 1998 Plan was approved by the Board of Directors on May 29, 1998 and by the Company's shareholders on June 29, 1998. The 1998 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1998 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISO's") or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's. Options may be granted under the 1998 Plan to purchase an aggregate of 5,000,000 shares of Common Stock. If an option granted under the 1998 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1998 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 1998 Plan after May 29, 2008. The exercise price of the options granted under the 1998 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1998 Plan, as of March 31, 1999 was 2,107,000.

OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1998, exercise information and potential realizable value.

                         Individual Grants
                         -----------------                                          Potential Realizable
                    Number of         Percent of                                    Value at Assumed
                    Securities        Total Options                                 Annual Rates of Stock
                    Underlying        Granted to                                    Price Appreciation
                    Options           Employees in     Exercise       Expiration    for Option Term
  Name              Granted(#)        Fiscal Year      Price($/sh)       Date           5%($)          10%($)
  ----              ----------        -----------      -----------    -------       ---------          ------
George Faris           1,000,000               47%         $2.00        06/29/03         $ -0-          $ -0-

Denis Fitzpatrick        170,000                8%         $2.00        06/29/03         $ -0-          $ -0-


Gustave E. Chew          150,000                7%         $2.00        06/29/03          $-0-           $-0-


William L. Tracy         106,000                5%         $2.00        06/29/03         $ -0-          $ -0-

AGGREGATE OPTION EXERCISES IN 1998 AND OPTION VALUES AT DECEMBER 31, 1998

The table below includes the number of shares covered by both exercisable and non-exercisable stock options owned by certain executive officers as of December 31, 1998. Also reported are the values for "in-the-money" options which represent the positive spread between exercise price of any such existing stock options and the year-end price.

                                     Shares
                                     ------
                           Acquired on      Value        Number of Unexercised           Value of Unexercised
Name                        Exercised      Realized       Options at Year End            In-the-money Options
----                       -----------     --------    ----------------------------   --------------------------
                                                       Exercisable    Unexercisable   Exercisable  Unexercisable
                                                       -----------    -------------   -----------  -------------
George N. Faris              --                --        1,870,000       1,082,500       $683,434         $2,344

Denis J. Fitzpatrick           --              --          221,250         193,750        $68,546         $  515

Gustave E. Chew                --              --          100,000         150,000    $       -0-        $   -0-

William L. Tracy               --              --          115,250         116,750        $48,440          $ 309


EMPLOYMENT CONTRACT

Effective May 1, 1989, the Company entered into an employment agreement with George N. Faris at an annual salary of $200,000, which agreement is renewed annually. In 1992, the Board increased Dr. Faris' salary to $300,000 per year. In April 1994, Dr. Faris voluntarily reduced his salary to $240,000 per year. In February 1996, Dr. Faris' salary was reinstated to $300,000 per year. His current salary is $330,000 per year.

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

Name and Address                            Amount and Nature of                     Percent
of Beneficial Holder(1)                     Beneficial Ownership                     of Class
----------------------                      --------------------                     --------
George N. Faris                                    3,770,000(2)                       5.4%

Daniel Y. Kim                                        213,500(3)                          *

Donald G. Rynne                                      716,862(4)                       1.1%

William R. Smart                                     357,608(5)                          *

Richard W. Murphy                                     50,000(6)                          *

Denis J. Fitzpatrick                                 221,250(7)                          *

Gustave E. Chew                                      100,000(8)                          *

William L. Tracy                                     126,280(9)                          *


All officers and Directors
as a group (consisting of
8 persons)                                        5,555,500(10)                       7.7%

Infinity Investors Limited                         5,759,609                          8.0%
P.O. Box 556
Charlestown, Nevis, West Indies

* Less than 1% of class

(1) All officers and Directors have an address c/o the Company, 444 Madison Avenue, New York, NY 10022.

(2) Includes 1,870,000 shares of common stock issuable upon the exercise of stock options owned by Dr. Faris. Excludes 1,082,500 unexercisable options.

(3) Includes 205,500 shares of common stock issuable upon the exercise of stock options owned by Dr. Kim..

(4) Includes 210,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Rynne.

(5) Includes 267,000 shares of common stock issuable upon the exercise of stock options of common stock owned by Mr. Smart.

(6) Includes 50,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Murphy. Excludes 50,000 unexercisable options.

(7) Includes 221,250 shares of common stock issuable upon the exercise of stock options owned by Mr. Fitzpatrick. Excludes 193,750 unexercisable options.

(8) Includes 100,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Chew. Excludes 150,000 unexercisable options.

(9) Includes 126,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Tracy. Excludes 116,750 unexercisable options.

(10) Includes all of the shares of common stock issuable upon the exercise of options described in Notes (2) through (9) above.

(11) Principle investor in a group of four separate offshore funds which beneficially own an aggregate of 5,759,609 shares.

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

Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from January 1, 1998 through December 31, 1998, all filing requirements applicable to its officers, Directors and greater than 10 percent beneficial owners were complied with, except that Mr. Rynne did not report the sale, during the first quarter of 1998, of warrants to purchase 89,260 shares of the Company's Common Stock for $16,000, and Mr. Smart did not report the purchase and sale of 5,000 shares of the Company's Common Stock in January 1998, which his broker transacted without his knowledge or prior approval.


Item 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


During 1998 the Company's Chairman and CEO, Dr. George Faris, loaned the Company an aggregate of $365,000 at an annual interest rate of 10% per annum. The Company repaid $100,000 in April 1998 and the remainder in the first quarter of 1999.

                                     PART IV


Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                              Page No.
                                                                        --------

        Reports of Independent Accountants                              F-1
        Consolidated Balance Sheets2
           December 31, 1998 and 1997                                   F-2
        Consolidated Statement of Operations
           Years Ended December 31, 1998, 1997 and 1996                 F-3
        Consolidated Statement of Cash Flows
             Years Ended December 31, 1998, 1997 and 1996               F-4
          Consolidated Statement of Changes in

           Stockholders' Equity - Years Ended

           December 31, 1998, 1997 and 1996                             F-5
        Notes to Consolidated Financial Statements                      F-8

           Supplementary Oil and Gas Information                        F-25

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

4.14     1998 Stock Option Plan of the Registrant.(14)

4.15     1998 Stock Award Plan of the Registrant.(14)

4.16     14% Convertible Note due April 21, 2000 (12)

4.17     Securities Purchase Agreement dated April 21, 2000 (12)

4.18 Agreement and First Amendment dated April 21, 1998 to the Securities Purchase Agreement dated October 9, 1997. (12)

4.19 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements associated with Exhibits 4.17 and 4.20 (12)

4.20     Equity Financing Agreement dated April 21, 1998. (12)

4.21     Registration Rights Agreement dated April 21, 1998. (12)

4.22 Letter Agreement dated June 26, 1998 between the Registrant and certain investors. (13)

4.23     Convertible Debenture Purchase Agreement dated February 18, 1999. (15)

4.24     Form of 5% Convertible Secured Debenture dated February 18, 1999. (15)

4.25 Form of Warrant issued pursuant to Convertible Secured Debenture dated February 11, 1999. (15)

4.26     Form of Registration Rights Agreement dated February 18, 1999. (15)

4.27 Form of Mortgage and Security Agreement issued pursuant to the Convertible Secured Debentures dated February 11, 1999. (15)10.1 Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant. (6)

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

10.7     Consulting Agreement dated December 2, 1998. (15)

21.1     Subsidiaries of the Registrant.

27.1     Financial Data Schedule.

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

(6) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1996

(7) Incorporated herein by reference to the Registrant's Form 8-K dated August 19, 1996.

(8) Incorporated herein by reference to the Registrant's Form 8-K dated March 12, 1997.

(9) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QA for the quarter ended June 30, 1997.

(10) Incorporated herein by reference to the Registrant's Quarterly Report on Form 10-QA for the quarter ended September 30, 1997.

(11) Incorporated herein by reference to the Registrant's Annual Report on Form 10-KA for the year ended December 31, 1997.

(12) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q-A for the quarter ended March 31, 1998

(13) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q-A for the quarter ended June 30, 1998

(14) Incorporated by reference to the Registrants' Report on Form S-8 dated January 4, 1999.

(15) Incorporated by referred to the Registrants' Report on Form 8-K dated March 1, 1999.


(b)  Reports on Form 8-K

     None.
-----------------------------------------------------

(1) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders American International Petroleum Corporation

We have audited the accompanying consolidated balance sheets of American International Petroleum Corporation and Subsidiaries as of December 31, 1998 and 1997, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

The Company reported a net loss of approximately $9.1 million during 1998, of which approximately $4.6 million represented non-operating or non-cash items, has commitments to fund the operations of its Kazakstan subsidiary (see Note 10) and has a working capital deficit of approximately $4.9 million at December 31, 1998. The Company had limited revenue generating operating activities during 1998 and does not, as of December 31, 1998, have the resources to fulfill its operating and capital commitments. The Company has a substantial amount of costs capitalized in unevaluated oil and gas properties in its Kazakstan subsidiary which relates to an oil and gas concession. The Company will require a substantial amount of additional capital expenditures to recover its investment in the concession. These matters raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2 to the financial statements.

HEIN + ASSOCIATES, LLP
Houston, Texas
March 30, 1999


                                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                                                  CONSOLIDATED BALANCE SHEETS


                                                                                        December 31,
                                                                           ------------------------------------

                                                                                1998                1997
                                                                                ----                ----
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                                      $ 376,745         $ 3,721,350
  Marketable securities, at market                                                       -             735,958
  Accounts and notes receivable, net                                               548,442           1,831,008
  Inventory                                                                      1,554,694             755,720
  Deferred financing costs                                                           8,563             353,490
  Prepaid expenses                                                                 829,654           1,244,277
                                                                           ----------------   -----------------
       Total current assets                                                      3,318,098           8,641,803
                                                                           ----------------   -----------------
Property, plant and equipment:
  Unevaluated oil and gas property                                              23,438,886          11,724,477
  Refinery property and equipment                                               36,935,705          22,816,897
  Other                                                                            626,910             216,803
                                                                           ----------------   -----------------
                                                                                61,001,501          34,758,177
Less - accumulated depreciation, depletion,
  and amortization                                                              (4,707,103)         (3,894,015)
                                                                           ----------------   -----------------
       Net property, plant and equipment                                        56,294,398          30,864,162
Notes receiviable, less current portion                                          1,118,200           2,333,895
Other long-term assets, net                                                        130,638                   -
                                                                           ----------------   -----------------

       Total assets                                                           $ 60,861,334        $ 41,839,860
                                                                           ================   =================

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Short-term debentures                                                       $          -         $ 6,075,931
  Notes payable - trade                                                          1,725,350                   -
  Notes payable - officers                                                         266,850                   -
  Accounts payable                                                               4,081,557           1,452,642
  Accrued liabilities                                                            2,146,449           1,806,906
                                                                           ----------------   -----------------
       Total current liabilities                                                 8,220,206           9,335,479
Long-term debt                                                                   6,110,961                   -
                                                                           ----------------   -----------------
       Total liabilities                                                        14,331,167           9,335,479
                                                                           ----------------   -----------------

Commitments and contingent liabilities (Note 10)                                         -                   -

Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized,  65,992,328 and 48,436,576 shares issued
    outstanding at December 31, 1998 and December 31, 1997,
    respectively.                                                                5,279,385           3,874,926
  Additional paid-in capital                                                   129,711,531         107,987,091
  Accumulated deficit                                                          (88,460,749)        (79,357,636)
                                                                           ----------------   -----------------
       Total stockholders' equity                                               46,530,167          32,504,381
                                                                           ----------------   -----------------

Total liabilities and stockholders' equity                                    $ 60,861,334        $ 41,839,860
                                                                           ================   =================



              The accompanying notes are an integral part of these
                       consolidated fnancial statements.


                                 AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                             For the years ended December 31,
                                                           ----------------------------------------------------------------------
                                                                 1998               1997                 1996
                                                                 ----               ----                 ----

Revenues:
  Oil and gas production and
   pipeline fees                                                        $ -           $ 260,579         $ 1,364,581
  Refinery lease fees                                                     -                   -           2,467,606
  Refinery operating revenues                                    11,394,009                   -                   -
  Other                                                             460,597             567,385             170,819
                                                           -----------------  ------------------    ----------------
       Total revenues                                            11,854,606             827,964           4,003,006
                                                           -----------------  ------------------    ----------------
Expenses:
  Lease operating                                                         -              98,766             613,336
  Costs of goods sold - refinery                                 11,281,139                   -                   -
  General and administrative                                      5,097,468           4,627,598           3,076,357
  Depreciation, depletion and
   amortization                                                     813,088             774,264           1,265,230
  Interest                                                        1,912,949           6,663,992           2,818,218
  Realized and unrealized loss on marketable securities             359,325           6,053,298                   -
  Loss on sale of subsidiaries                                            -             563,667                   -
  Provison for bad debts                                          1,493,750                   -             682,072
  Write-down of oil and gas properties                                    -                   -             200,000
                                                           -----------------  ------------------    ----------------
       Total expenses                                            20,957,719          18,781,585           8,655,213
                                                           -----------------  ------------------    ----------------

Net loss                                                        $(9,103,113)      $ (17,953,621)        $(4,652,207)
                                                           =================  ==================    ================

Net loss per share of common stock - basic and diluted              $ (0.17)            $ (0.43)            $ (0.16)
                                                           =================  ==================    ================

Weighted-average number of shares
 of common stock outstanding                                     53,741,498          41,309,102          29,598,832
                                                           =================  ==================    ================


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                              AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                             For the years ended December 31,
                                                                 ---------------------------------------------------------
                                                                      1998                1997                1996
                                                                      ----                ----                ----
Cash flows from operating activities:
  Net loss                                                          $ (9,103,113)      $ (17,953,621)        $ (4,652,207)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                             2,472,751           5,125,934            2,551,504
     Accretion of premium on notes receivable                           (208,886)           (167,167)                   -
     Write-down of oil and gas properties                                      -                   -              200,000
     Provision for bad debts                                           1,493,750                   -              682,072
     Realized and unrealized loss on marketable securities               359,325           6,053,298                    -
     Loss on sale of subsidiaries                                              -             563,667                    -
     Issuance of stock for compensation expense                          196,900              40,000              424,063
     Forgiveness of debt                                                       -             (50,342)                   -
     Compensatory stock options                                                -             744,700                    -
     Issuance of stock and options for services                          255,814             247,607                    -
     Changes in assets and liabilities:
        Accounts and notes receivable                                    (48,684)             57,835             (681,659)
        Inventory                                                       (798,974)           (698,746)              44,992
        Prepaid and other                                                426,060          (1,387,484)            (370,274)
        Accounts payable and accrued liabilities                       2,968,458             (16,688)           2,352,361
                                                                 ----------------    ----------------   ------------------
            Net cash provided by (used in) operating activities       (1,986,599)         (7,441,007)             550,852
                                                                 ----------------    ----------------   ------------------
Cash flows from investing activities:
  Additions to oil and gas properties                                 (8,512,328)         (2,663,694)          (1,590,165)
  Additions to refinery property and equipment                        (8,578,049)         (5,581,714)          (1,713,188)
  Proceeds from sales of marketable securities                           376,633           1,979,494                    -
  Proceeds from sale of subsidiaries                                           -           1,764,548                    -
  Other                                                                  770,056             (94,191)             (10,176)
                                                                 ----------------    ----------------   ------------------
             Net cash used in investing activities                   (15,943,688)         (4,595,557)          (3,313,529)
                                                                 ----------------    ----------------   ------------------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                           -                   -               65,201
  Net increase (decrease) in notes payable                             1,725,350            (237,162)             170,403
  Increase in Notes payable - officers                                   266,850                   -                    -
  Repayments of long-term debt                                                 -          (5,791,420)          (1,434,278)
  Proceeds from issuance of common stock and
    warrants, net                                                              -             447,810              745,302
  Proceeds from exercise of stock warrants
    and options                                                          738,482           1,272,333                    -
  Proceeds from issuance of debentures, net                           11,855,000          20,055,295            3,064,889
                                                                 ----------------    ----------------   ------------------
             Net cash provided by financing activities                14,585,682          15,746,856            2,611,517
                                                                 ----------------    ----------------   ------------------
Net increase (decrease) in cash and
  cash equivalents                                                    (3,344,605)          3,710,292             (151,160)
Cash and cash equivalents at beginning of year                         3,721,350              11,058              162,218
                                                                 ----------------    ----------------   ------------------

Cash and cash equivalents at end of year                               $ 376,745         $ 3,721,350             $ 11,058
                                                                 ================    ================   ==================




              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                 Additional
                                                     Common stock                 paid-in           Accumulated
                                                Shares           Amount           capital             deficit             Total
                                               ----------      -----------      -------------        -------------      -----------
Balance, January 1, 1998                       48,436,576      $ 3,874,926      $ 107,987,091        $ (79,357,636)    $ 32,504,381
Conversions of debentures                      13,794,032        1,103,521         14,422,859                  -         15,526,380
Issuance of stock in lieu of current
    liabilities                                 1,506,347          120,508          1,549,209                  -          1,669,717
Issuance of stock for compensation                 50,000            4,000            192,900                  -            196,900
Issuance of stock and options for services        100,000            8,000            247,814                  -            255,814
Issuance of stock for refinery property
     and equipment - Reg S Offering             1,500,000          120,000          1,567,500                  -          1,687,500
Issuance of stock options and warrants                  -                -            936,459                  -            936,459
Options and warrants exercised                    605,373           48,430            690,052                  -            738,482
Imputed interest on debentures
    convertible at a discount to market                 -                -          2,117,647                  -          2,117,647
Net loss for the year                                   -                -                  -           (9,103,113)      (9,103,113)
                                               ----------      -----------      -------------        --------------    ------------
Balance, December 31, 1998                     65,992,328      $ 5,279,385      $ 129,711,531        $ (88,460,749)    $ 46,530,167
                                               ==========      ===========      =============        ==============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      Additional       Stock
                                             Common stock              paid-in        purchase          Accumulated
                                         Shares         Amount         capital        warrants            deficit          Total
                                      -----------   -------------    -----------   -------------    -----------------   ----------
Balance, January 1, 1997              34,458,921     $ 2,756,714     $ 78,677,265     $ 1,297,754     $ (61,404,015)   $ 21,327,718

Conversions of debentures              7,246,882         579,751        8,763,271               -                 -       9,343,022
Issuance of stock in lieu of current
    liabilities                          243,459          19,477          214,082               -                 -         233,559
Issuance of stock for compensation       100,000           8,000           32,000               -                 -          40,000
Issuance of stock for services           260,000          20,800          226,807               -                 -         247,607
Issuance of stock - Reg S Offering     1,635,593         130,847          314,465               -                 -         445,312
Issuance of stock for oil and gas
 properties - Reg S Offering           3,250,000         260,000        8,275,938               -                 -       8,535,938
Issuance of stock warrants for oil
 and gas properties                            -               -          718,750               -                 -         718,750
Issuance of stock warrants                     -               -        6,264,411               -                 -       6,264,411
Options and warrants exercised         1,241,721          99,337          694,189               -                 -         793,526
Imputed interest on debentures
  convertible at a discount to market          -               -        1,763,459               -                 -       1,763,459
Compensatory stock options                     -               -          744,700               -                 -         744,700
Net loss for the year                          -               -                -               -       (17,953,621)    (17,953,621)
                                      ----------    ------------    -------------    -----------       ------------    ------------

Balance, December 31, 1997            48,436,576     $ 3,874,926    $ 106,689,337    $ 1,297,754      $ (79,357,636)   $ 32,504,381
                                      ==========     ===========    =============    ===========      =============    ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY



                                                                         Additional       Stock
                                                   Common stock           paid-in        purchase         Accumulated
                                              Shares        Amount        capital        warrants           deficit          Total
                                             ----------   ----------     ----------     -----------       -----------     ----------
Balance, January 1, 1996                     24,705,926   $ 1,976,474   $ 74,768,272    $ 1,297,754    $ (56,751,808)  $ 21,290,692

Conversions of Debentures                     6,535,122       522,810      1,477,190              -                -      2,000,000
Issuance of stock in lieu of current
    liabilities                                 479,540        38,363        130,539              -                -        168,902
Issuance of stock for compensation              905,000        72,400        351,663              -                -        424,063
Issuance of stock - Regulation S Offering     1,833,333       146,667        598,635              -                -        745,302
Imputed interest on debentures
    convertible at a discount to market               -             -      1,350,966              -                -      1,350,966
Net loss for the year                                 -             -              -              -       (4,652,207)    (4,652,207)
                                             ----------   -----------   ------------    -----------    --------------    -----------

Balance, December 31, 1996                   34,458,921   $ 2,756,714   $ 78,677,265    $ 1,297,754    $ (61,404,015)  $ 21,327,718
                                             ==========   ===========   ============    ===========    ==============   ============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") was incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is the owner of a refinery in Lake Charles, Louisiana, a refinery and terminal in St. Marks, Florida, a 26,000 barrel asphalt transport barge, and a 70% working interest in an oil and gas concession in Kazakstan. The Company is also seeking domestic and international oil and gas properties and projects.

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

The purchase price included an aggregate of approximately $2.5 million in payments from MIP in connection with MIP's future potential tax savings in Colombia and $3 million of long and short-term notes at face value (not discounted to present value). Taking into consideration the $2.5 million tax payments, which were not recorded because of their contingent nature, and the discounted portion of the notes of approximately $452,000, the Company recorded an aggregate loss of approximately $564,000 on the sale of the subsidiaries.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), American International Marine, Inc. ("AIM"), St. Marks Refinery, Inc. ("SMR") American International Petroleum Kazakstan ("AIPK"), American Eurasia Petroleum Corporation ("AEPC"), American International Petroleum Corporation Holding, Inc. ("AIPC Holdings), AIPCC and PAIPC.

Intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents


All liquid short-term instruments purchased with original maturities of three months or less are considered cash equivalents. Restricted cash represents cash utilized as collateral for the Company's borrowings in Colombia and drilling commitments in Peru.

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

The Company held 2,943,818 shares of MIP at December 31, 1997. During the year the Company sold or dispersed 1,440,557 shares for net cash proceeds of $1,979,494. The realized losses on shares disposed of during 1997 was $901,616. The unrealized loss on shares available for sale at December 31, 1997 was $5,151,682. The MIP stock was deemed permanently impaired at December 31, 1997 and the unrealized loss at that date was recognized as a loss during 1997. The impairment is reflected in realized and unrealized loss on marketable securities in the accompanying Statement of Operations. During 1998, the Company sold all its remaining shares of MIP for net cash proceeds of $376,633, recording a realized loss of $359,325.

Inventory

Inventory consists of crude oil and asphalt feedstock. Crude oil and asphalt feedstocks are stated at the lower of cost or market value by using the first-in, first-out method.

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

Costs not subject to amortization:

The following table summarizes the categories of cost, which comprise the amount of unproved properties not subject to amortization.

                                                                       December 31,
                                                ---------------------------------------------------------
                                                   1998                  1997                    1996
                                                   ----                  ----                    ----
Colombia:
    Acquisition costs                          $            -           $         -           $1,101,277

Peru:
    Exploration costs                                       -                     -            4,457,964

Kazakstan:
    Acquisition Cost                               11,724,477            11,724,477                    -
    Exploration Cost                               10,748,427                     -                    -

Other
     Acquisition cost                                 965,982                     -               89,389
                                                  -----------           -----------           ----------
                                                  $23,438,886           $11,724,477           $5,648,630
                                                  ===========           ===========           ==========

Acquisition costs of unproved properties not subject to amortization at December 31, 1998, 1997 and 1996, respectively, consists mainly of lease acquisition costs related to unproved areas. On February 25, 1997 the Company sold all of its wholly owned subsidiaries operating in Columbia and Peru. The period in which the amortization cost of the Kazakstan properties will commence is subject to the results of the Company's exploration program, which will begin in 1999.

Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized general and administrative costs are directly related to the Company's exploration and development activities in Colombia and Peru and totaled $48,404 and $331,355 for the years ended December 31, 1997 and 1996, respectively. Capitalized geological, G&A costs for Kazakstan and Other totaled $11,164,180 and $2,437,289 for 1998 and 1997, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of
(i) the estimated future net revenues from the properties, discounted at 10%,
(ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. The independent reservoir engineer's report of Estimated Future Reserves and Revenues is based on information available "as of" the date of such Report. Upward or downward revisions to the estimated value and volume of oil and gas reserves may occur based on circumstances occurring, and information obtained, subsequent to the date of the engineer's report. (See "Supplementary Oil and Gas Information for the Years Ended December 31, 1998, 1997 and 1996 - Oil and Gas Reserves."

The carrying value of the Company's oil and gas properties held in AIPCC and PAIPC, were reduced as of December 31, 1996, to the amount realized from the sale of AIPCC and PAIPC on February 25, 1997, resulting in an impairment loss of $200,000 during 1996.

Property and equipment - other than oil and gas properties

Property and equipment are carried at cost and included interest on funds borrowed to finance construction. Capitalized interest was $7,055,340, $341,000 and $43,427 in 1998, 1997 and 1996, respectively. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets, which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings. Depreciation, depletion and amortization expense on property and equipment were $813,088, $774,264, and $1,265,230 for the years ended December 31, 1998, 1997 and 1996, respectively.

Revenue recognition

Oil and gas production revenues are recognized at the time and point of sale after the product has been extracted from the ground. Pipeline fees are recognized at the time and point of expulsion of the product from the pipeline. Refinery revenues are is recognized at the point of sale.

Discounts and premiums

Discounts and premiums on Accounts and Notes receivables are amortized as interest expense or income over the life of the instrument or computed using the interest method.

Earnings per share

The FASB issued Statement of Financial Accounting Standards No. 128, entitled Earnings Per Share, during February 1997. The new statement, which is effective for financial statements issued after December 31, 1997, including interim periods, establishes standards for computing and presenting earnings per share. The new statement requires retroactive restatement of all prior-period earnings per share data presented. The new statement did not have a material impact upon previously presented earnings per share information. Options to purchase 7,100,681 and 7,774,707 shares of common stock at various prices were outstanding during 1998 and 1997, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. Earnings per share of common stock are based on the weighted-average number of shares outstanding. Basic and diluted earnings per share were the same for all years presented.

Foreign currency

Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The Company anticipates little, if any, currency and exchange risks during the initial three to five years of its operations in Kazakstan. Any revenues generated from Kazakstan during this period are planned to be reinvested in the Company's projects in Kazakstan. Subsequently, the Company will be exposed to the currency and exchange risks, which typically present themselves in the Confederate of Independent States ("CIS") countries. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Columbia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign exchange losses in 1997 were $75,878. Foreign exchange gains were $63,763 in 1996.

Deferred charges

The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Sales of debentures and notes were $12,000,000, $20,537,000, and $3,065,000 in 1998,
1997, and 1996, respectively. Debenture costs of $1,126,930, $3,253,035 and $289,000 were amortized in the years 1998, 1997 and 1996, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, closely approximate the carrying values of the instruments due to the short-term maturities or recent issuance of such instruments.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders' equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company's comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

Long Lived Assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any impairment loss during 1998, 1997 and 1996.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. The Company's financial statements are based on a number of significant estimates including the valuation of unevaluated oil and gas properties which are the basis for the calculation of impairment of oil and gas properties. The Company's reserve estimates are determined by an independent petroleum engineering firm. However, management emphasizes that reserve estimates are inherently imprecise and that estimates of more recent discoveries and reserves associated with non-producing properties are more imprecise than those for producing properties with long production histories. It is reasonably probable that the estimates of reserves associated with the concession in Kazakstan will materially change during the next year.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Accounting for Income Taxes

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging." The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999. The Company is assessing the impact of this statement will have on the Consolidated Financial Statements

NOTE 2 - MANAGEMENT PLANS

The Company reported a net loss of approximately $9.0 million during 1998, of which approximately $4.6 million represented non-operating or non-cash items, has commitments to fund the operations of its Kazakstan subsidiary (see Note 10) and has convertible debentures totaling approximately $3 million (see Note 6), which may or may not be converted to common stock, that mature in April 2000. The Company intends to be very conservative with its spending overseas during 1999. As of March 1999, the Company's existing working capital was insufficient to provide all the funds it requires to complete its minimum work program in Kazakstan during 1999. However, if necessary, the Company believes it can obtain a deferral of the minimum requirements in Kazakstan. Management of the Company has been seeking sources of capital to enable the Company to fund its operating activities and to fulfill these and other commitments, which may arise in 1999 and beyond.

As of March 1, 1999, the Company had a backlog of asphalt sales of approximately $6.5 million. The Company expects to operate the Refinery at a minimum of 20% capacity during 1999. Coupled with currently-available sources of non-equity financing, at these levels of capacity and with existing levels of feedstock and other costs in place, the Company would expect sufficient positive operating margins to support all Refinery and corporate expenditures in 1999. As operations at the Refinery expand during 1999, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its operations and minimal work program in Kazakstan. The Company is currently having discussions with a major investment banking firm, which has expressed interest in providing approximately $40 million in high yield debt, and with various smaller firms for lesser amounts of debt to supplement the cash flow from the Company's operations during 1999. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks and AIM, or from a joint venture partner in Kazakstan, to support its operations during 1999, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected.

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:
                                                           December 31,
                                                      ----------------------
                                                     1998              1997
                                                     ----              ----
Accounts receivable - trade                       $ 1,499,651       $ 1,020,145
Note receivable - Gold Line (See Note 8)              900,732           900,732
Current portion - Note receivable - MIP             1,515,750         1,537,808
Other                                                  46,936           293,200
                                                 ------------       -----------
                                                    3,963,069         3,751,885
Less - allowance for doubtful accounts             (3,414,627)       (1,920,877)
                                                 ------------       -----------
                                                 $    548,442        $1,831,008
                                                 ============       ===========
                                      F-12

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:
                                                           December 31,
                                                      ----------------------
                                                     1998              1997
                                                     ----              ----
Notes receivable - MIP (See Note 1), net of
 discount of $69,255 and $284,634, respectively   $1,118,200      $ 3,871,703
Less - current portion - MIP                               -       (1,537,808)
                                                 -----------      -----------
                                                  $1,118,200      $ 2,333,895
                                                  ==========      ===========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:
                                                           December 31,
                                                      ----------------------
                                                     1998              1997
                                                     ----              ----

Accrued payroll                                   $    35,756      $    63,068
Accrued interest                                       47,206           47,206
Corporate taxes                                       171,768           99,484
Excise taxes                                        1,246,684        1,376,170
Property taxes                                        175,000                -
Sales Taxes                                           107,135                -
Other                                                 362,900          220,978
                                                   ----------       ----------

                                                   $2,146,449       $1,806,906
                                                   ==========       ==========

NOTE 6 - SHORT TERM DEBT
                                                           December 31,
                                                      ----------------------
                                                     1998              1997
                                                     ----              ----

14% - $10,000,000 Unsecured convertible
  debenture net of unamortized discount of
  $3,924,069 - due October 15, 1998, effective
  interest rate - 51%*                            $       -          $6,075,931

10% - $265,000 unsecured demand note due to
  officers - includes interest of $1,850 due
  at December 31, 1998                              266,850                   -

Trade notes payable - various notes due from
  one month to twelve months interest ranges
  from 6.5% to 14.5%, includes $171,314 interest
  due at December 31, 1999 - collateralized by
  accounts receivable, inventory, and certain
  fixed assets                                    1,725,350                   -
                                                 ----------          ----------
                                                 $1,992,200          $6,075,931
                                                 ==========          ==========

*Convertible after April 15, 1998 into the Company's common stock at the lesser of $6.25, 85% of market, or the lowest average market price for any five consecutive trading days following April 15, 1998.


NOTE 7 - LONG-TERM DEBT:
                                                           December 31,
                                                      ----------------------
                                                     1998              1997
                                                     ----              ----

14% - $12,000,000 unsecured convertible
  debenture, due April 21, 2000, net of
  unamortized financing cost of $362,659,
  effective interest rate - 40%*                  $6,110,961         $     -


*Convertible into the Company's common stock at the average of the lowest five
 (5) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the forty(40) trading days ending on the day prior to the date of conversion.

The effective interest rate as stated for debt instruments does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument and the fair value of warrants issued to debt holders. During 1998, the Company sold convertible debentures totaling $12,000,000. During 1998, $15,526,380 of convertible debentures were converted into the Company's common stock at discounts to market of 15%.

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

On March 22, 1995, the term of the lease was extended through March 31, 1998. In consideration for extending the lease, Gold Line executed a $1,801,464 promissory note (which amount includes the $1,244,192 note referred to above and certain trade receivables owed the Company by Gold Line of $506,332 at December 31, 1994) payable in installments of principal and interest through June 15, 1997. The promissory note bears interest at prime plus 1%. The Company established a reserve for doubtful accounts of $1,921,518 at December 31, 1996. In February 1996, in order to enhance the business strength of the lessee of its Refinery and to assist it in securing a new government contract, the Company agreed to reduce the fully reserved principal balance of its note receivable from the lessee to $900,732 from $1,801,464.

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

In light of the events, which occurred after December 31, 1996, the Company reserved all lease fees due from Gold Line as of December 31, 1996 and did not record earned lease fees of $443,000 during 1997. See Note 10 - "Commitments and Contingent Liabilities - Gold Line Defaults".

NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1998, 1997 and 1996, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

           Number of Shares Underlying
                Options and Warrants
                  at December 31,
                  ---------------
                                                     Exercise                 Expiration
   1998            1997              1996            Price                    Date
   ----            ----              ----            -----                    ----

  200,000              -                   -           $2.000              August 24, 1999 (4)
1,210,000              -                   -           $2.000              December 31, 1999(2)
  100,000              -                   -           $2.600              April 21, 2003 (4)
   25,000              -                   -           $3.000              April 21, 2003 (4)
        -              -           5,957,347           $4.000              March 1, 1997 (3)
        -              -              20,000          $30.625              July 14, 1997 (2)
   15,000              -                   -           $1.375              June 29, 2003 (1) (2)


         -              -             282,500           $0.500               December 31, 1997 (1) (2)
         -      5,957,207                   -           $4.000               March 1, 1998 (3)
         -              -             150,000           $2.000               March 31, 1998 (2)
 1,518,500              -                   -           $2.000               April 21, 2003 (1) (2)
         -              -              20,000           $0.500               August 3, 1998 (1) (2)
         -        100,000                   -           $0.487               January 31, 1999(4)
    22,681         22,681                   -           $2.131               July 22, 1999(4)
   864,000        960,000                   -           $2.713               August 6, 1999(4)
         -      1,500,000                   -           $6.250               October 9, 1999(4)
 1,500,000              -                   -           $2.000               October 9, 1999(4)
         -              -           1,550,000           $0.500               October 21, 1999 (1) (2)
 1,781,000      1,852,500                   -           $0.500               December 31, 1999 (1)
    50,000         50,000              50,000           $0.500               November 1, 2000 (1)
         -         61,547                   -           $0.469               July 15, 2001(4)
         -        100,000                   -           $1.000               July 15, 2001(4)
         -         10,500              10,500           $0.475               July 16, 2001(4)
         -          8,333               8,333           $0.415               August 19, 2001(4)
    16,667         16,667              16,667           $0.413               August 20, 2001(4)
     8,420         18,519              18,519           $0.406               October 31, 2001(4)
         -         20,000                   -           $0.500               November 11, 2001(4)
         -         10,000                   -           $0.500               November 12, 2001(4)
   782,000              -                   -           $2.000               June 29, 2003(1)
         -         30,000                   -           $0.398               April 1, 2002(4)
    60,000         60,000                   -           $0.398               June 6, 2002(4)
   200,000        200,000                   -           $2.000               July 30, 2002(4)
         -        197,500                   -           $6.250               October 14, 2002(4)
   197,500              -                   -           $3.000               October 14, 2002(4)
         -         10,000                   -           $0.500               November 5, 2002(4)
         -        100,000                   -           $4.280               December 1, 2002(1)
   100,000              -                   -           $2.000               December 1, 2002(1)
 1,500,000      1,518,750                   -           $1.050               December 31, 2002 (1)
 ---------     ----------           ---------

10,150,768     12,804,204           8,083,866
==========     ==========           =========

(1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflects the adjustments approved by the Company's Board of Directors.

(2) These options and warrants were canceled or expired, as applicable, in 1998 or 1997 as indicated in the table.

(3) Class A Warrants. In February 1998 the expiration date of these warrants was extended to April 9, 1998, and all unexercised warrants expired on that date.

(4)  Other non-employee warrants.

Stock option plans

1995 Plan

The Company established a 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was approved by the Board of Directors on November 8, 1995 and by the Company's shareholders on July 11, 1996. The 1995 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISO's") or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's. Options may be granted under the 1995 Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the 1995 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1995 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 1995 Plan after November 7, 2005. The exercise price of the options granted under the 1995 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1995 Plan, as of December 31, 1998 was 3,333,750, which included 302,500 repriced options granted in substitution for options previously held.

1998 Plan

Under the Company's 1998 Stock Option Plan (the "1998 Plan"), the Company's employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company's common stock. The Plan allows the Company to grant incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and ISOs and NQSOs in tandem with stock appreciation rights("SARs"; collectively "Options"). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 1998 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant.

Activity in the 1995 and 1998 Stock Option Plans for the years ended December 31, 1996, 1997 and 1998 was as follows:

                                                                Weighted Average
                                              Number of           Exercise Price
                                               Shares               Per Share
                                               ------               ---------

Outstanding, January 1, 1996                  305,500                $ 1.28
Canceled                                     (302,500)               $ 1.00
Granted                                     1,902,500                $ 0.50
Expired                                        (3,000)               $30.00

Outstanding, January 1, 1997                1,902,500                $ 0.50
Canceled                                   (1,852,500)               $ 0.50
Granted                                     3,471,250                $ 0.84
Expired                                             -                     -

Outstanding, January 1, 1998                3,521,250                $ 0.83
Canceled                                      (68,750)               $ .074
Granted                                     2,007,000                $ 2.00
Exercised                                     (21,500)               $ .050

Outstanding January 1, 1999                 5,438,000                $ 1.23


As of December 31, 1998, options to acquire 3,229,000 shares of the Company's common stock with exercise prices ranging from $0.50 to $2.00, were fully vested and exercisable at a weighted average exercise price of $0.82 per share. The remaining 2,209,000 options, with exercise prices ranging from $0.50 to $2.00, having a weighted average exercise price of $1.84 per share, will vest through 2003.

If not previously exercised, options outstanding at December 31, 1998, will expire as follows: 2,991,000 options expire on December 31, 1999; 50,000 options expire on November 1, 2000; 1,500,000 options expire on December 31, 2002; 100,000 options expire on December 1, 2002; and 797,000 options expire on June 29, 2003. The weighted average grant date fair value of the options issued during 1996 and the weighted average exercise price of those options amounted to $0.34 and $0.50, respectively. The weighted average grant date fair value of the options issued during 1997 and the weighted average exercise price of those options amounted to $0.75 and $0.85, respectively. The weighted average grant date fair value of the options issued during 1998 and the weighted average exercise price of those options amounted to $0.68 and $2.00, respectively.

The 2,007,000 options during 1998 were granted with exercise prices greater than the stock price on the grant date.

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

The 1998 Plan was submitted to and approved by the Company's stockholders at its annual meeting in 1998.

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

                                                  1998             1997              1996
                                                  ----             ----              ----
Net loss                       As reported   $(9,103,113)     $(17,953,621)     $(4,652,207)
                               Pro forma     (10,545,636)      (19,325,148)      (4,851,124)

Net loss per common share      As reported   $     (0.17)     $      (0.43)     $     (0.16)
                               Pro forma           (0.20)            (0.47)           (0.16)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk- free rates of 4.7% to 5.5%; volatility of 169.1%, no assumed dividend yield; and expected lives of one to five years.

Options that were issued to employees during previous fiscal years at an exercise price of $1.00 per share, were revalued at $.50 per share during 1996. During 1997, the expiration date of these options was extended from December 31, 1997 until December 31, 1999. In accordance with SFAS 123 the revaluation and/or the extension of the expiration dates of the options constitutes a new issuance of options. In 1997, $744,000 was charged to compensation expense and is reflected in the net loss as reported.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

IRS Excise Tax Claim

In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claimed that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the then existing requirements and that such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wanted to negotiate a settlement. In 1998, the Company reached a final agreement (the "IRS Agreement") with the IRS to settle this matter by agreeing to pay an aggregate of $646,633 in tax, plus interest accrued for the applicable periods involved. In the IRS Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability. The Company continues to maintain that it is not liable for the excise taxes at issue, but agreed to settle the dispute at a significantly lower amount of liability in order to bring this long-running issue to conclusion. In February 1999, the Company paid all amounts due to the IRS on this matter, which totaled approximately $1.3 million. (See Note 15)

Environmental Lawsuit

In January 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1997, the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was placed into escrow in October 1997 and paid in 1998. This matter has been fully and finally settled during the first quarter of 1998 and all claims have been dismissed with prejudice as to all defendants, which includes the Company and AIRI.

Employment agreements

The Company has an employment agreement with its chief executive officer under which the officer receives a base salary of $330,000 annually.

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

Lease commitments

The Company leases office space under two operating leases which all expire in 2003 and 2006. Future minimum annual payments under these operating leases are $455,000, $459,000, $464,000, $474,000 and $479,000 for 1999, 2000, 2001, 2002,
and 2003, respectively. Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                 1998                  1997              1996
                                 ----                  ----              ----
Minimum rentals                $150,530              $158,313          $307,912
Less - sublease rentals               -               (21,740)         (130,437)
                               --------              --------          --------
Total rent expense             $150,530              $136,573          $177,475
                               ========              ========          ========

Other Contingencies

In addition to certain matters described above, the Company and its subsidiaries are party to various legal proceedings. Although the ultimate disposition of these proceedings is not presently determinable, in the opinion of the Company, any liability that might ensue would not be material in relation to the consolidated financial position or results of operations of the Company.

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

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste Trifinery. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for the Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. On appeal, the federal court found in favor of Neste and issued a judgement related thereto for $175,000, which was paid by the Company on behalf of St. Marks in March 1999. However, DSE, Inc. has agreed to reimburse the Company $75,000 of the $175,000, pursuant to DSE, Inc.'s indemnification of the Company included in the Stock Purchase Agreement under which the Company purchased St. Marks. The remaining $100,000 will be capitalized as acquisition cost of the St. Marks Refinery.

Kazakstan

On May 12, 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK"), entered into an agreement with Med Shipping and Trading S.A. ("MED"), a Liberian corporation to buy from MED, in exchange for a combination of cash and stock, a 70% working interest in a Kazakstan concession. As part of the acquisition, the Company is required to perform certain minimum work programs over the next five years which consists of the acquisition and processing of 3,000 kilometers of new seismic data, reprocessing 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. In addition, the Company assumed an obligation to pay the Kazakstan Government three annual payments of $200,000 each beginning July 1998 for the purchase of existing seismic and geological data on the Kazakstan concession.

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

NOTE 11 - INCOME TAXES:

The Company reported a loss from operations during 1996, 1997, and 1998 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $68,000,000 which expire in years 1998 through 2018. Due to a change in control, as defined in Section 382 of the Internal Revenue Code {"382"), which occurred in 1994 and 1998, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards. The amount of the Company's net operating loss available at the end of 1998 is approximately $38,000,000, of which the Company will be limited as to the amount that can be used in each year going forward under the 382 rules.

The components of the Company's deferred tax assets and liabilities are as follows:

                                                                                      December 31,
                                                                                      ------------
                                                                                 1998                 1997
                                                                                 ----                 ----
Deferred taxes:
     Net operating loss carryforwards                                       $ 14,807,000         $  10,088,000

     Unrealized loss on marketable securities                                          -             1,932,000
     Allowance for doubtful accounts                                           1,300,000               720,000

     Accrued liabilities                                                               -                13,000

     Depreciation, depletion, amortization and impairment                     (1,650,000)           (1,603,000)

Net deferred tax asset                                                        14,457,000            11,150,000
                                                                            ------------         -------------

Valuation allowance                                                         $(14,457,000)        $ (11,150,000)
                                                                            ============         =============

The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 1998 of approximately $3,307,000 primarily reflects the increase in the Company's net operating loss carryforwards during the year.


NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable and marketable securities. For investments, fair value equals quoted market price. Trade accounts receivable outstanding at December 31, 1998 has been collected in the normal course of business. MIP notes receivable of $1,515,750 received in the sale of the Colombia and Peru properties, as previously discussed, was due during 1998 and in default and has been fully reserved at December 31, 1998. An additional MIP notes receivable of $1,118,200 also received in the sale mentioned above and due in 2000 is payable out of production from the Colombia properties. This note is carried at full value at December 31, 1998 and the company has no reason to believe that it will not collect this receivable. Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 1998, 100% of the Company's long-term debt, which was issued during the second quarter of 1998, matures during 2000. As a result, the Company believes the carrying value of its receivables and long-term debt approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP notes approximates market rates at December 31, 1998.

The estimated fair value of the Company's financial instruments is as follows:

                                                    1998                                      1997
                                      -------------------------------------     ------------------------------
                                        Carrying                 Fair           Carrying              Fair
                                          value                  value            value               value
                                          -----                  -----            -----               -----
MIP Notes Receivable                    $1,118,200           $1,118,200         $3,871,703         $3,871,703

MIP Marketable Securities                        -                    -         $  735,958         $  735,958

Short-term debt                         $1,992,200           $1,992,200         $6,075,931         $6,075,931

Long-term debt                          $6,110,961           $6,110,961                  -                  -

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company has four reportable segments which are primarily in the business of exploration, development, production and oil and natural gas and the refining and marketing of petroleum products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit and loss before income and expenses items incidental to their respective operations. The Company's reportable statements are managed separately because of their geographic locations. Financial information by operating segment is presented below:

Financial information, summarized by geographic area, is as follows:

                                                                 Geographic Segment
                                                                 ------------------
                                                                                                     Consolidated
1998                                United States        Colombia         Peru       Kazakstan          Total
----                                -------------        --------         ----       ---------       -------------
Sales and other
   Refinery operating revenue(1)     $ 11,394,009       $       -       $    -      $         -      $11,394,009
Interest income and other
   corporate revenues                                                                                    460,597
                                                                                                     -----------

Total revenue                                                                                         11,854,606
Refinery costs and operating
   expense                             14,214,767               -            -      $         -       14,214,767
                                     ------------       ---------       ------      -----------      -----------

Operating profit (loss)              $ (2,820,758)      $       -       $    -      $         -      $(2,360,061)
                                     ============       =========       ======      ===========      ===========

General corporate expense                                                                              4,830,003
Interest expense                                                                                       1,912,949
                                                                                                     -----------

Net loss                                                                                             $(9,103,113)
                                                                                                     ===========

Identifiable assets
     at December 31, 1998            $ 35,234,530       $       -       $    -      $22,677,073      $57,911,603
                                     ============       =========       ======      ===========      ===========

Corporate assets                                                                                     $ 2,949,731
                                                                                                     -----------

Total assets at
     December 31, 1998                                                                               $60,861,334
                                                                                                     ===========

Depreciation, depletion
     and amortization                $    813,088       $       -       $    -      $         -      $   813,088
                                     ============       =========       ======      ===========      ===========

Capital Expenditures,
     net of cost recoveries          $ 15,494,897       $       -       $    -      $10,748,427      $26,243,324
                                     ============       =========       ======      ===========      ===========


(1) Refinery sales to Conoco accounted for 19% of the Company's sales during the year.




                                                                      Geographic Segment
                                                                      ------------------
                                                                                                    Consolidated
1997                              United States        Columbia       Peru       Kazakstan              Total
----                              -------------        --------       ----       ---------          ------------
Sales and other
     operating revenue             $     23,298       $ 292,947       $  -      $         -         $    316,245
Interest income and other
     corporate revenues                                                                                  511,719
                                                                                                    ------------
Total revenue                                                                                           $827,964
Costs and operating
     expense                          1,189,188         463,371       $  -      $         -            1,652,559
                                   ------------       ---------       ----      -----------         ------------

Operating profit (loss)            $ (1,165,890)      $(170,424)      $  -      $         -         $   (824,595)
                                   ============       =========       ====      ===========


General corporate expense                                                                             10,465,064
Interest expense                                                                                       6,663,992
                                                                                                    ------------
Net loss                                                                                            $(17,953,651)
                                                                                                    ============


Identifiable assets
     at December 31, 1997          $ 21,159,627       $       -       $  -      $11,724,477         $ 32,884,104
                                   ------------       ---------       ----      -----------


Corporate assets                                                                                       8,955,756
                                                                                                    ------------
Total assets at
     December 31, 1997                                                                              $ 41,839.860
                                                                                                    ============

Depreciation, depletion
     and amortization              $    704,048       $  70,216       $  -      $         -         $    744,264
                                   ============       =========       ====      ===========         ============


Capital Expenditures,
     net of cost recoveries        $  5,606,031       $       -       $  -      $11,724,477         $ 17,330,508
                                   ============       =========       ====      ===========         ============


                                                                    Geographic Segment
                                                                    ------------------
                                                                                                      Consolidated
1996                                United States     Colombia           Peru          Kazakstan          Total
----                                -------------     --------           ----          ---------      ------------
Sales and other
     operating revenue              $ 2,596,917    $ 1,508,260        $        -       $       -      $  4,105,177
Interest income and other
     corporate revenues                                                                                      5,337
                                                                                                      ------------
Total revenue                                                                                            4,110,514
Costs and operating
     expense                          1,616,043      1,468,665           200,000               -         3,284,708
                                    -----------    -----------        ----------       ---------      ------------

Operating profit (loss)             $   980,874    $    39,595        $ (200,000)      $       -           825,806
                                    ===========    ===========        ==========       =========


General corporate expense                                                                                2,659,795
Interest expense                                                                                         2,818,218
                                                                                                      ------------
Net loss                                                                                              $ (4,652,207)
                                                                                                      ============
Identifiable assets
     at December 31, 1996           $12,895,332    $14,641,646        $4,860,559       $       -      $ 32,397,537
                                    ===========    ===========        ==========       =========


Corporate assets                                                                                         2,094,894
                                                                                                      ------------
Total assets at
     December 31, 1996                                                                                $ 34,492,431
                                                                                                      ============


Depreciation, depletion
     and amortization               $   773,498    $   491,732        $        -       $       -      $  1,265,230
                                    -----------    -----------        ----------       ---------      ============

Capital Expenditures,
     net of cost recoveries         $ 1,713,188    $   719,954        $  825,923       $       -      $  3,259,065
                                    ===========    ===========        ==========       =========      ============


NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following noncash transactions:

                                                                  1998                 1996             1997
                                                                  ----                 ----             ----
Conversion of debentures                                      $15,526,380           $9,343,022       $2,000,000
Stock issued in lieu of current liabilities                     1,669,717              233,559          168,902
Issuance of warrants related to convertible debentures            936,459            6,264,411             -
Issuance of stock - unearned compensation                         196,900                -              424,063
Issuance of stock - compensation                                    -                   40,000             -
Issuance of stock - services                                      128,125              247,607             -
Issuance of stock and warrants - for oil and gas properties         -                9,254,688             -
Issuance of stock- for refinery and equipment                   1,687,500                -

Cash paid for interest, net of amounts capitalized, was $62,532 $765,312 and $808,477, during 1998, 1997, and 1996, respectively. Cash paid for corporate franchise taxes was $60,078, $70,003, and $114,128, during 1998, 1997 and 1996, respectively.

NOTE 15 - SUBSEQUENT EVENTS:

Financing

In January 1999, the Company sold a $1,800,000 Bridge Note in a private placement to a single investor. The proceeds of the sale were used for working capital. The principal was repaid in full with proceeds derived from the sale in February 1999 of a $10,000,000 principal amount of 5% Secured Convertible Debentures due February 18, 2004. The remaining proceeds were utilized to redeem $3.5 million of principal from the Company's 14% Convertible Notes due April 21, 2000; to pay off approximately $1.3 million in excise taxes and interest due to the Internal Revenue Service pursuant to a settlement agreement; and for working capital. (See Note 5 and Note 10)

Litigation

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Neste Trifinery. On March 10, 1998, Neste sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Neste's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Neste had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Neste to the United States Court of Appeals for the Eleventh Circuit, but the Appellate Court denied Neste's motion for injunction pending appeal. On appeal, the federal court found in favor of Neste and issued a judgement related thereto for $175,000, which was paid by the Company on behalf of St. Marks in March 1999. However, DSE, Inc. has agreed to reimburse the Company $75,000 of the $175,000, pursuant to DSE, Inc.'s indemnification of the Company included in the Stock Purchase Agreement under which the Company purchased St. Marks. The remaining $100,000 will be capitalized as acquisition cost of the St. Marks Refinery.

NOTE 16 - EMPLOYEE BENEFITS:

During the fourth quarter of 1997 the Company established a defined contribution 401(k) Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each employee may contribute certain amounts of eligible compensation. In July 1998, the Company amended the plan to include a Company matching contribution provision. The plan allows for the Company to match employee contributions into the plan at the rate of $0.50 for each $1.00 contributed by the employee, with a Company matching contribution limited to a maximum of 5% of the employee salary. To be eligible for the Company matching program, employees must be employed by the Company for 90 days. Employer contributions vest evenly over three years from the employee's anniversary date. The Company had contributions for the year ended December 31, 1998 totaling approximately $60,000.

                      SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS

                                              Colombia                            Peru
                                ------------------------------------     ----------------------------
                                 1998         1997          1996         1998    1997         1996
                                 ----         ----          ----         ----    ----         ----
Unevaluated property not
   subject to amortization      $   -      $      -     $ 1,101,277     $   -   $   -      $4,457,964
Proved and unproved
   properties                       -             -      31,934,991     $   -       -         200,000
Accumulated deprecia-
   tion, depletion and
   amortization                     -             -      19,870,122     $   -       -         200,000
                                -----      --------     -----------     -----   -----      ----------
Net Capitalized costs           $   -      $      -     $13,166,146     $   -   $   -      $4,457,964
                                =====      ========     ===========     =====   =====      ==========
Costs incurred in oil and gas
   property acquisition,
   exploration and
   development activities

Property acquisition
   costs - proved and
   unproved properties          $   -      $      -     $         -     $   -   $   -      $        -
Exploration Costs                   -             -               -                 -               -
Development costs                   -             -         719,954         -       -               -
Results of operations for oil
 and gas producing activities

Oil and gas sales               $   -      $292,947     $ 1,364,581     $   -   $   -      $        -

                                -----      --------     -----------     -----   -----      ----------
Lease operating costs               -        98,766         611,857                                 -
Depreciation, depletion
   and amortization                 -        70,216         491,732         -       -               -
Provision for reduction
   of oil and gas properties        -             -               -         -       -         200,000

                                -----      --------     -----------     -----   -----      ----------
                                    -       168,982       1,103,589         -       -         200,000
                                -----      --------     -----------     -----   -----      ----------
Income (loss) before
   tax provision                    -       123,965         260,992         -       -        (200,000)
Provision (benefit) for
   income tax                       -             -               -         -       -               -

                                -----      --------     -----------     -----   -----      ----------
Results of operations           $   -      $123,965     $   260,992     $   -   $   -      $  (200,00)
                                =====      ========     ===========     =====   =====      ==========



[RESTUBBED]
CAPITALIZED COSTS

                                                 Kazakstan/Other                                  Total
                                  ---------------------------------------      ------------------------------------------
                                      1998(1)        1997(2)     1996(3)          1998             1997          1996
                                      -------        -------     -------          ----             ----          ----
Unevaluated property not
   subject to amortization         $23,438,886    $11,724,477    $ 89,389      $23,438,886     $11,724,477    $ 5,648,630
Proved and unproved
   properties                                -              -     371,665                -               -     32,506,656
Accumulated deprecia-
   tion, depletion and
   amortization                              -              -     371,655                -               -     20,441,787
                                   -----------    -----------    --------      -----------     -----------    -----------
Net Capitalized costs              $23,438,886    $11,724,477    $ 89,389      $23,438,886     $11,724,477    $17,713,499
                                   ===========    ===========    ========      ===========     ===========    ===========
Costs incurred in oil and gas
   property acquisition,
   exploration and
   development activities

Property acquisition
   costs - proved and
   unproved properties             $23,438,886    $11,724,477           -      $23,438,886     $11,724,477    $         -
Exploration Costs                            -              -           -                -               -        744,549
Development costs                            -              -           -                -               -        719,954
Results of operations for oil
 and gas producing activities

Oil and gas sales                  $         -    $         -    $      -      $         -     $   292,947    $ 1,364,581
                                   -----------    -----------    --------      -----------     -----------    -----------

Lease operating costs                        -              -           -                -          98,766        611,857
Depreciation, depletion
   and amortization                          -              -           -                -          70,216        491,732
Provision for reduction
   of oil and gas properties                 -              -           -                -               -        200,000
                                   -----------    -----------    --------      -----------     -----------    -----------
                                             -              -           -                -         168,982      1,303,589
                                   -----------    -----------    --------      -----------     -----------    -----------
Income (loss) before
   tax provision                             -              -           -                -         123,965         60,992
Provision (benefit) for
   income tax                                -              -           -                -               -              -
                                   -----------    -----------    --------      -----------     -----------    -----------
Results of operations              $         -    $         -    $      -      $         -     $   123,965    $    60,992
                                   ===========    ===========    ========      ===========     ===========    ===========


(1) Unevaluated property not subject to amortization reflected in 1998 includes Kazakstan properties and non-Kazakstan oil and gas properties.
(2) Unevaluated property not subject to amortization reflected in 1997 includes Kazakstan properties only.
(3) Unevaluated property not subject to amortization and proved and unproved properties reflected in 1996 were non-Kazakstan oil and gas projects, which have been fully amortized and retired as of December 31, 1997.

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

The following table represents the Company's net interest in estimated quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1998, 1997 and 1996. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                                        United States                 Colombia                           Total
                                        -------------                 --------                           -----
                                      Oil           Gas          Oil            Gas                 Oil            Gas
                                     BBLS           MCF         BBLS            MCF                 BBLS           MCF
                                     ----           ---         ----            ---                 ----           ---
January 1, 1996                         -               -     4,106,480     11,381,400         4,106,480      11,381,400
       Revisions of
       previous estimates               -               -        34,372      3,298,000            34,372       3,298,000
       Extensions, discoveries
       and other additions              -               -             -              -                 -               -
       Production                       -               -      (130,433)             -          (130,433)              -
                                  -------          ------     ---------     ----------         ---------      ----------
December 31, 1996                       -               -     4,010,419     14,679,400         4,010,419      14,679,400
       Revisions of
       previous estimates               -               -             -              -                 -               -
       Extensions, discoveries
       and other additions              -               -             -              -                 -               -
       Sales of reserves                -               -    (3,892,146)   (14,679,400)       (3,892,146)    (14,679,400)
       Production                       -               -      (118,273)             -          (118,273)              -
                                  -------         -------     ---------     ----------        ----------     -----------
December 31, 1997                       -               -             -              -                 -               -
       Revisions of
       previous estimates               -               -             -              -                 -               -
       Extensions, discoveries
       and other additions              -               -             -              -                 -               -
       Sales of reserves                -               -             -              -                 -               -
       Production                       -               -             -              -                 -               -
                                 --------       ---------     ---------     ----------        ----------      ----------
December 31, 1998                       -               -             -              -                 -               -
                                 ========       =========     =========     ==========        ==========      ==========

                                      United States                    Colombia                          Total
                                      -------------                    --------                          -----
                                    Oil              Gas          Oil           Gas               Oil             Gas
                                    BBLS             MCF          BBLS          MCF               BBLS            MCF
                                    ----             ---          ----          ---               ----            ---
Net proved developed reserves

January 1, 1996                         -               -     1,012,896      5,100,000         1,012,896       5,100,000
December 31, 1996                       -               -       948,721      6,321,100           948,721       6,321,000
December 31, 1997                       -               -             -              -                 -               -
December 31, 1998                       -               -             -              -                 -               -

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

                                                         Colombia
                                         --------------------------------------
                                            1998         1997          1996
                                            ----         ----          ----

Future cash inflows                      $     -       $     -      $61,173,696
Future development costs                       -             -      (12,170,000)
Future production costs                        -             -       (8,012,891)
Future income tax expenses                     -             -                -
                                         -------      --------     ------------
Future net cash flows                          -             -       40,990,805
Annual discount 10% rate                       -             -      (19,088,789)
                                         -------      --------     ------------
Standardized measure discounted
     future net cash flows               $     -       $     -     $ 21,902,016
                                         =======       =======     ============

As previously discussed, the Colombia subsidiary was sold on February 25, 1997.

Future cash flows in 1996 increased as a result of the increased selling price of oil in the world market in 1996 and also as a result of the upward revision in estimated future recoverable equivalent barrels of oil by approximately 585,000 BOE.

Estimated future income taxes were eliminated in 1996 because estimated future tax deductions related to oil and gas properties exceeded estimated future net revenues based on oil and gas prices and related costs at December 31, 1996.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was $0 in 1998, a decrease of $21,902,016 in 1997 and an increase of $9,542,869, in 1996. The principal sources of change were as follows:

                                                      For the years ended December 31,
                                                      --------------------------------
                                                    1998         1997             1996
                                                    ----         ----             ----
Beginning of year                                 $    -     $21,902,016      $12,359,147
Sales and transfer of oil and gas produced,
     net of production costs                           -        (161,813)        (752,724)
Net changes in prices and production costs             -               -        6,764,808
Extensions, discoveries, additions and
     improved recovery, less related costs             -               -                -
Net change due to sales of minerals in place           -     (21,740,203)               -
Previously estimated development costs
     incurred during the year                          -               -          719,954
Changes in estimated future
     development costs                                 -               -         (973,650)
Revisions of previous reserve
     quantity estimates                                -               -        1,460,849
Changes in timing and other                            -               -        1,087,717
Accretion of discount                                  -               -        1,235,915
                                                  ------     -----------      -----------
End of year                                       $    -     $         -      $21,902,016
                                                  ======     ===========      ===========

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE


Stockholders and Board of Directors
American International Petroleum Corporation
New York, New York

We have audited the consolidated financial statements of American International Petroleum Corporation and its subsidiaries as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998. Our audits for such years also included the financial statement schedule of American International Petroleum Corporation and its subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



HEIN + ASSOCIATES
Houston, Texas
March 30, 1999

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                           Balance at      Additions Charged to          Deductions:         Balance at End of Year
                                        Beginning of Year   Costs and Expenses       Accounts Written off
Description                                                                           Against Allowance
December 31, 1996
Allowance for Doubtful Accounts              $ 1,239              $   682                    $ -                     $ 1,921

December 31, 1997
Allowance for Doubtful Accounts              $ 1,921              $     -                    $ -                     $ 1,921

December 31, 1998
Allowance for Doubtful Accounts              $ 1,921              $ 1,494                    $ -                      $3,415


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION

Dated:  March 30, 1999

                                                By:/s/ Denis J. Fitzpatrick
                                                   ---------------------------
                                                   Denis J. Fitzpatrick
                                                   Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:


By:  /s/ George N. Faris                            Date:  March 30, 1999
------------------------------
     George N. Faris, Chairman
     of the Board of Directors
     and Chief Executive Officer

By:  /s/ Denis J. Fitzpatrick                       Date:  March 30, 1999
------------------------------
     Denis J. Fitzpatrick
     Vice President, Secretary,
     Principal Financial and
     Accounting Officer

By:  /s/ Donald G. Rynne                            Date:  March 30, 1999
------------------------------
     Donald G. Rynne, Director

By:  /s/ Daniel Y. Kim                              Date:  March 30, 1999
------------------------------
     Daniel Y. Kim, Director

By:  /s/ William R. Smart                           Date:  March 30, 1999
------------------------------
     William R. Smart, Director

By:  /s/ Richard W. Murphy                          Date:  March 30, 1999
------------------------------
     Richard W. Murphy, Director

      Exhibit Index

Exhibit
Number              Description
------              -----------

21.1                Subsidiaries of the Registrant

27.1                Financial Data Schedule