Form 10-K/A
period 1998-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-05-07
CIK 799119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K-A


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


        Registrant's telephone number, including area code (212) 688-3333
        -----------------------------------------------------------------
        Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.08 per share
                                Class A Warrants
                              (Title of Each Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 29, 1999 was approximately $48,000,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock of the Registrant outstanding as of March 29, 1999 was 66,216,889.

                                     PART I

Item 1.  BUSINESS

General

American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name in 1982. The Company implemented the productionof asphalt, vacuum gas oil and other products at its subsidiary's Lake Charles, Louisiana refinery the first quarter of 1998 utilizing low-cost, low-gravity, high-sulpher crudes from Mexico and Venezuela and is engaged in oil and gas exploration and development in western Kazkastan. The Company is also seeking other oil and gas projects in the United States, Russia and Central Asia.

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


In February 1998, the Company organized another wholly-owned subsidiary, American Eurasia Petroleum Corporation ("AEPC"), to conduct business in Russia and in Central Asia. In July 1998, the Company organized American International Marine, Inc. ("AIM") to conduct barging and transportation of its own and others' refined products. In August 1998, it organized American International Petroleum Corporation Holding Inc. ("AIPC Holding") to hold 25% of the outstanding shares of Zao Nafta, a Russian closed-stock Company, which it soon expects to receive as a default payment. See "International Exploration and Development B Zao Nafta Acquisition" below. AIM and AIPC Holding are also wholly-owned subsidiaries of the Company. In November 1998 the Company purchased 100% of a 20,000 barrel per day refinery located on 55 acres of land in St. Marks, Florida, near Tallahassee ("St. Marks"). The term the "Company" includes AIPC, AIRI, AIPCC, PAIPC, AIPK, Ontario, AEPC, AIM, AIPC Holding, and St. Marks unless the context otherwise requires.


Some of the information in this document, and in those incorporated by reference herein, may contain forward-looking statements. Such statements can be identified by the use of forward-looking terminology such as "may", "will", "expect", "believe", "intend", "anticipate", "estimate", "continue", or similar words. These statements discuss future expectations, estimate the happening of future events or the Company's financial condition or state other "forward-looking" information. When considering such forward-looking statements, one should keep in mind the risk factors and other cautionary statements in this document and in those incorporated by reference herein, including the Company's continued losses, occasional working capital deficits, the ability to enter into various contracts to operate the Refinery and to sell products therefrom, completion of any necessary financing requirements, the impact of competitive pricing , and other risks detailed from time to time in the Company's SEC reports. Such risk factors could cause the Company's actual results to differ materially from those contained in any forward-looking statement.

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

     Kazakstan Agreement


In May 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakstan ("AIPK"), entered into an agreement (the "Kazakstan Agreement") with MED Shipping and Trading S.A. ("MED"), a Liberian corporation with offices in Frankfurt, Germany, to buy from MED 70% of the stock of MED Shipping Usturt Petroleum Ltd. ("MSUP"), a Kazakstan corporation which owns 100% of the working interest in a Kazakstan oil and gas concession (the "Concession" or "License Area"). The Concession is located approximately 125 kilometers from Chevron's multi-billion-barrel Tengiz Oil field near the Caspian Sea in the North Ustyurt Basin. Independent, preliminary, evaluation indicates potential recoverable reserves from 12 structures of possible oil bearing Jurassic Age sandstones and 8 structures of gas bearing Eocene Age sandstones. The Company tested one of the gas bearing Eocene structures in December 1998 and plans additional testing in 1999.

The definitive agreement under which MSUP is to explore and evaluate hydrocarbon reserves in the License Area provides for the payment of a commercial bonus of 0.5% of reserve value, a subscription bonus of $975,000, and grants MSUP the exclusive right to a production license upon commercial discovery. The term of the license is five years and may be extended for an additional 4 years. The five-year minimum work program required by the license calls for MSUP to acquire and process 3,000 kilometers of new seismic data, reprocess 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. Initial production up to 650,000 barrels is exempt from royalty, which otherwise ranges between 6% and 26%, to be negotiated in conjunction with a production agreement with the government. Income tax has been set at 30% and social programs payments at $200,000 annually during exploration. The social program contribution required in the Kazakstan Agreement is not specific as to any one program. The contributions may be made to any governmental or social agency recognized by the regional state government. The contributions can also be made directly to the government of the respective regions as appropriate. Contributions are normally coordinated with the local state governor's office prior to any payment. Seventy percent of the annual contribution is allocated to the Mangistau State, and thirty percent to the Aktabinsk State, in accordance with the the percent of land area of the License Area in each state. This contribution concept is common to most contracts and the amount is determined at the time of negotiating the respective contracts on a case by case basis. The Company has completed acquisition of 902 kilometers of new 2D seismic data and reprocessed about 1,200 kilometers of vintage 2D seismic data over the License Area and has completed drilling one Eocene gas test well in December 1998 and plans long-term testing in 1999.


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

      Zao Nafta Acquisition


On March 18, 1998, the Company signed an agreement (the "Option") with Zao Nafta ("ZN") a Russian closed stock company in which the Company received a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses (the "Licenses") in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres (a "closed stock company" is a company which has its equity ownership measured in registered shares. The shares are not publicly traded or readily available for sale to another party without first offering other shareholders proportional participation in the purchase of the shares to be sold). During its due diligence process, the Company was unable to reach an agreement with the owner of ZN over who would control and manage development of the acquired fields. As a result, the Company informed the owner that it would not pursue the purchase and requested a refund of $300,000 deposit called for in the Option. When the refund was not paid by the owner, the Company exercised its right under the Option to demand 25% of the outstanding shares of ZN (the "ZN Shares") from the owner. The ZN Shares may be sold or traded in private commercial transactions, as they are not listed or traded on any organized exchange. The shares are in the process of being delivered to the Company's counsel in Russia and will be held by AIPC Holding until a decision is made on how or if to proceed. The Company is considering various alternatives including the sale or barter of the ZN Shares to acquire petroleum interests in the Samara region of Russia.

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

Competition


As an increasing number of State Departments of Transportation convert to Strategic Highway Research Program (ASHRP@) performance graded (APG@) asphalt specifications, the number of asphalt competitors continues to decline. In the past year, several major oil companies have announced mergers and formed joint operation spin-off companies in a move to consolidate resources, reduce redundant operations, and increase efficiency. This has resulted in a supply/demand shift that is favorable to the Company's business plan. As a consequence of these consolidations, the number of major oil company asphalt refiner/suppliers has been reduced by almost 40%.

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


Extensive national and/or local environmental laws and regulations in both the United States and Kazakstan affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. There can be no assurance that the Company will not incur substantial financial obligations in connection with environmental compliance.

The Company is occasionally subject to nonrecurring environmental costs. The annual cost incurred in connection with these assessments varies from year to year, depending upon the Company's activities in that year. The costs of such environmental impact assessments were not material in 1998, and are not expected to be material in future years, however, there can be no assurance these costs will not be material. The Company is not aware of any other anticipated nonrecurring environmental costs.

Kazakstan has comprehensive environmental laws and regulations and has adopted the environmental standards set out by the World Bank organizations. Enforcement is administered through the Kazakstan Ministry of Environment and related local state agencies. The Company's operations require a comprehensive environmental permit for all drilling and exploration activities.

The Company has no currently outstanding or anticipated reclamation issues in the United State or abroad.



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


These market opportunities have the potential to increase the Company's expansion into new profitable retail sales outlets at greater net-back margins than can be achieved in the wholesale barge markets. As of March 30, 1999, the Company has been very successful at the 1999 state highway lettings and has already accumulated a firm backlog of orders and sales agreements in excess of $6.5 million for its polymerized and conventional asphalt products, compared to approximately $2.2 million at the same date last year. The Company expects to be able to fulfill all of its backlog obligations when required.


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

Employees

As of March 31, 1999, the Company employed 76 persons on a full-time basis, including 15 persons who are engaged in management, accounting and administrative functions for AIPC and 54 who are employed by AIRI on a full-time basis, including 15 persons who are engaged in management and administrative functions, and two persons who are employed by AIPK in management and administrative positions. Five persons are employed by St. Marks, two of which are in management and administration. The Company frequently engages the services of consultants who are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company has no collective bargaining agreements and believes that relations with its employees are satisfactory.


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

                              Gross                     Gross                       Net                 Net
                            Developed                Undeveloped                 Developed          Undeveloped
                             Acreage                   Acreage                    Acreage             Acreage
                             -------                   -------                    -------             -------
Kazakstan                       -                      4,734,097                     -               3,313,868

The table below indicates the Company's gross and net oil and gas wells as of December 31, 1998. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                                                 Productive Wells
                                                                 ----------------
                                   Total                                Oil                                 Gas
                                   -----                                ---                                 ---
                        Gross                  Net            Gross                Net            Gross           Net
Kazakstan                 -                     -               -                   -               -              -

Oil and Gas Production

The table below indicates the Company's net oil and gas production, by country, for each of the three years in the periods ended December 31, 1998, 1997, 1996, along with the average sales prices for such production during these periods.

                                                              Production
                                                              ----------
                             Oil (in                    Average Net Sales          Gas            Sales Price
                             Barrels)                   Price (per Barrel)       (in mcf)          (per mcf)
                             -------                    ------------------       -------           --------
1998 -Kazakstan                 -                          $    -                   -              $   -
     -Colombia                  -                               -                   -                  -
     -Peru                      -                               -                   -                  -

1997 -Kazakstan                 -                          $    -                   -              $   -
     -Colombia                18,625                          11.81                 -                  -
     -Peru                      *                               *                   *                  *

1996-Colombia                130,433                        $ 10.46                 -              $   -
     -Peru                      *                               *                   -                  -

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

                                                Colombian Reserves
                                                ------------------                                     Future
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

                                               1998                            1997                        1996
                                               ----                            ----                        ----
                                      Gross              Net             Gross          Net            Gross              Net
                                      -----              ---             -----          ---            -----              ---
Exploratory Wells:
    Kazakstan                           -                 -                -             -                -                   -
    South America:
     Oil                                -                 -                -             -              1.00               1.00
     Gas                                -                 -                -             -                 -                  -
     Dry                                -                 -                -             -                 -                  -
                                       ---              ---               ---           ---             ----               ----
     TOTAL                              -                 -                -             -              1.00               1.00
                                        -                 -                -             -              ----               ----

Development Wells:
    Kazakstan                           -                 -                -             -                 -                  -
    South America:
     Oil                                -                 -                -             -              1.00                .65
     Gas                                -                 -                -             -                 -                  -
     Dry                                -                 -                -             -                 -                  -
                                       ---              ---               ---           ---             ----               ----
     TOTAL                              -                 -                -             -              1.00                .65
                                       ---              ---               ---           ---             ----               ----

TOTAL                                   -                 -                -             -              2.00                1.6
                                       ===              ===               ===           ===             ====               ====

Item 3.  LEGAL PROCEEDINGS

Except as described below, there is no material litigation pending to which the Company is a party or to which any of its properties is subject. Further, except as described below, there are no proceedings known to be contemplated by United States or foreign persons or governmental authorities relating to either the Company or its properties.

In May 1992, AIRI was advised by the Internal Revenue Service ("IRS") that the IRS was considering an assessment of excise taxes, penalties and interest of approximately $3,500,000 related to the sale of fuel products during 1989. The IRS claimed that AIRI failed to comply with an administrative procedure that required sellers and buyers in tax-free transactions to obtain certification from the IRS. The Company believes that AIRI complied with the substance of the then existing requirements and that such sales were either tax-free or such excise taxes were paid by the end-users of such products. AIRI offered to negotiate a settlement of this matter with IRS Appeals since early 1993. Such negotiations included face-to-face meetings, numerous phone calls and written transmittals and several offers of settlement by both the Company and the IRS. During these negotiations, the IRS Appeals officers offered to waive all of the penalties and 75% of the amount of the proposed tax liability. However, AIRI rejected this offer and requested the IRS' National Office to provide technical advice to its Appeals officers. After numerous conferences and discussions with the National Office in 1995, the National Office issued an adverse Technical Advice Memorandum ("TAM") to its Appeals Office in Dallas, Texas, to the effect that AIRI should be liable for the tax on the sale of diesel fuel for the first three quarters of 1989. However, subsequent to the issuance of the TAM, the IRS Appeals officer indicated to AIRI that the IRS still wanted to negotiate a settlement. In 1998, the Company reached a final agreement (the "IRS Agreement") with the IRS to settle this matter by agreeing to pay an aggregate of $646,633 in tax, plus interest accrued for the applicable periods involved. In the IRS Agreement, the IRS waived all penalties and 75% of the amount of the originally proposed tax liability. The Company continues to maintain that it is not liable for the excise taxes at issue, but agreed to settle the dispute at a significantly lowe amount of liability in order to bring this long-running issue to conclusion. In February 1999, the Company paid all amounts due to the IRS on this matter, which totaled approximately $1.3 million.

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

Item 6.  SELECTED FINANCIAL INFORMATION

The following selected financial data for each of the five years in the period ended December 31, 1998 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein:

                                                              For the Years Ended December 31,
                                                              --------------------------------
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

                                                                           At December 31,
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

                                                                            For the Years Ended December 31,
                                                                            --------------------------------
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

--------------------
(1) Reflects activity through the closing of the MIP Transaction on February 25, 1997.

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

In April 1998, the Company reached an agreement with certain institutional investors (the "Investors") which provided it with up to $52 million in private debt and equity financing (the "Facility") to be used by the Company on an as needed basis over a two year period. Initial funding of $5 million and $7 million took place in April and May 1998, respectively, in the form of two-year convertible notes (the "April 1998 Notes"). The proceeds from these fundings were used for capital expansion, crude oil feedstock purchases, and for certain operating expenditures at the Refinery and St. Marks, and to fund seismic acquisition and processing, drilling expenditures, and certain operating expenditures in Kazakstan. As of March 31, 1999, approximately $3 million in principal remains from the original $12 million balance; $3.5 million was redeemed by the Company and approximately $5.5 million was converted into approximately 6.6 million shares of the Company's common stock.

The remaining portion of the Facility consisted of a $40 million Equity Line of Credit (the "Equity Line") from which the Company could, under certain conditions, draw funds in exchange for shares of the Company's Common Stock at an approximate 15% discount from the market price of same on the date of the draw down. However, the Company has obtained alternative financing (as discussed above and in Item 1. "Business - Recent Developments") and mutually agreed with the Investors to terminate the Equity Line.

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

The Refinery, as mentioned above, was operated on a limited basis (less than 10% capacity) during 1998 while extensive testing of equipment, various types of crude oil feedstocks, and asphaltic blends took place. These processes severely limited the Company's operating margins during the 1998 asphalt season. The Company was, nevertheless, able to obtain an aggregate of approximately $4 million in conventional, non-equity financing, including the $2.1 million mentioned above. Because of the resultant limited amount of cash flow available during 1998 to support such debt, the Company utilized care not to overextend its ability to repay same on a timely basis.

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

Y2K Issues

The Company has been addressing the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year relating to the year 2000, ("Y2K"). The Company has engaged outside computer consultants to assist it with its evaluation. The Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with the issue would have a material impact on the Company's ability to continue to operate on an uninterrupted basis. The Company has assessed its internal programs and hardware and concluded that all of its systems are, or will be, in compliance prior to year-end. Should the Company experience any such problems with regards to its internal systems, it has estimated that, in a worst-case scenario, the aggregate cost to mitigate any related problemswould not exceed $75,000.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.

                                                                                         Year First
    Name                    Age        Position(s)                             Became a Director or Officer
    ----                    ---        -----------                             ----------------------------
George N. Faris             58         Chairman of the Board and                           1981
                                       Chief Executive Officer

William R. Smart            78         Director                                            1987

Daniel Y. Kim               74         Director                                            1987

Donald G. Rynne             76         Director                                            1992

Richard W. Murphy           69         Director                                            1998

Denis J. Fitzpatrick        54         Vice President, Secretary and                       1994
                                       Chief Financial Officer

Gustave E. Chew             60         President - American International
                                       Refinery, Inc.                                      1997

William L. Tracy            51         Treasurer and Controller                            1992

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

                             Annual Compensation                               Long Term Compensation
                             -------------------                               ----------------------
Name and Principal                                               Other Annual                          All Other
Position                 Year         Salary     Bonus          Compensation       0ptions(#)          Compensation
-----------              ----         ------     -----          ------------       ----------          ------------
George N. Faris          1998       $330,000      $120,000        $     -        1,000,000(1)         $        -
Chairman of the          1997        312,000       257,000          7,200(2)       750,000               193,000(3)
Board and Chief          1996        292,000        15,000          9,600(2)     1,202,500(4)            422,000(5)
Executive Officer

Denis J. Fitzpatrick     1998       $140,000     $  31,250        $     -          170,000(6)         $        -
Secretary, Vice          1997        118,000       102,000              -          125,000                25,000(7)
President and Chief      1996        105,000         5,000         15,000(8)       120,000(4)                  -
Financial Officer

Gustave E. Chew          1998       $200,000     $       -        $ 7,200(2)       150,000(9)         $        -
President,               1997            (10)            -              -          100,000(10)                 -
American International   1996            (10)            -              -                -                     -
Refinery, Inc.

William L. Tracy         1998       $100,000     $  13,500              -          106,000(11)        $        -
Treasurer and            1997         88,000        62,000              -           75,000                23,000(7)
Controller               1996            (12)            -              -                -                     -

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

                         Individual Grants
                    -----------------------------                                        Potential Realizable
                    Number of         Percent of                                           Value at Assumed
                    Securities        Total Options                                      Annual Rates of Stock
                    Underlying        Granted to                                          Price Appreciation
                    Options           Employees in     Exercise       Expiration            for Option Term
  Name              Granted(#)        Fiscal Year      Price($/sh)       Date           5%($)          10%($)
  ----              ----------        -----------      -----------    -------           -----          ------
George Faris         1,000,000           47%             $2.00        06/29/03         $ -0-          $ -0-

Denis Fitzpatrick      170,000            8%             $2.00        06/29/03         $ -0-          $ -0-

Gustave E. Chew        150,000            7%             $2.00        06/29/03          $-0-           $-0-

William L. Tracy       106,000            5%             $2.00        06/29/03         $ -0-          $ -0-

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

                                     Shares
                           ------------------------
                           Acquired on     Value       Number of Unexercised               Value of Unexercised
Name                        Exercised      Realized       Options at Year End            In-the-money Options
----                        ---------      --------       -------------------            --------------------
                                                       Exercisable    Unexercisable   Exercisable  Unexercisable
                                                       -----------    -------------   -----------  -------------
George N. Faris              --                --        1,870,000       1,082,500       $683,434         $2,344

Denis J. Fitzpatrick           --              --          221,250         193,750       $ 68,546         $  515

Gustave E. Chew                --              --          100,000         150,000       $    -0-         $  -0-

William L. Tracy               --              --          115,250         116,750       $ 48,440         $  309

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

Name and Address                            Amount and Nature of                     Percent
of Beneficial Holder(1)                     Beneficial Ownership                     of Class
-----------------------                     --------------------                     --------
George N. Faris                                    3,770,000(2)                       5.4%

Daniel Y. Kim                                        213,500(3)                          *

Donald G. Rynne                                      716,862(4)                       1.1%

William R. Smart                                     357,608(5)                          *

Richard W. Murphy                                     50,000(6)                          *

Denis J. Fitzpatrick                                 221,250(7)                          *

Gustave E. Chew                                      100,000(8)                          *

William L. Tracy                                     126,280(9)                          *

All officers and Directors
as a group (consisting of
8 persons)                                         5,555,500(10)                      7.7%

HW Partners, L.P.                                  7,275,774(11)                      9.9%
1601 Elm Street
Suite 4000
Dallas, TX 75201


-------------
* Less than 1% of class

(1) All officers and Directors have an address c/o the Company, 444 Madison Avenue, New York, NY 10022.

(2) Includes 1,870,000 shares of common stock issuable upon the exercise of stock options owned by Dr. Faris. Excludes 1,082,500 options not exercisable within 60 days.

(3) Includes 205,500 shares of common stock issuable upon the exercise of stock options owned by Dr. Kim..

(4) Includes 210,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Rynne.

(5) Includes 267,000 shares of common stock issuable upon the exercise of stock options of common stock owned by Mr. Smart.

(6) Includes 50,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Murphy. Excludes 50,000 options not exercisable within 60 days.

(7) Includes 221,250 shares of common stock issuable upon the exercise of stock options owned by Mr. Fitzpatrick. Excludes 193,750 options not exercisable within 60 days.

(8) Includes 100,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Chew. Excludes 150,000 options not exercisable within 60 days.

(9) Includes 126,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Tracy. Excludes 116,750 options not exercisable within 60 days.

(10) Includes all of the shares of common stock issuable upon the exercise of options described in Notes (2) through (9) above.

(11) HW Partners, L.P. serves as investment advisor to Infinity Investors Limited, IEO Holdings Limited, Summit Capital Limited and Glacier Capital Limited, the registered owners of the 14% Convertible Notes and warrants to purchase Common Stock, and has been granted investment discretion over the securities of the Company owned by each of those funds. In this capacity, HW Partners, L.P. and its general partner, H.W. Finance, L.L.C., may be deemed to have voting and dispositive power over such securities. Mr. Clark K. Hunt and Mr. Barrett Wissman are the principal officers of HW Partners, L.P. The terms of the 14% Convertible Notes and warrants provide that the number of shares that the registered owners may acquire upon conversion or exercise may not exceed that number that would render them, as a group, the beneficial owners of more than 9.99% of the then outstanding shares of Common Stock.

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

4.23  Convertible Debenture Purchase Agreement dated February 18, 1999. (15)

4.24  Form of 5% Convertible Secured Debenture dated February 18, 1999. (15)

4.25 Form of Warrant issued pursuant to Convertible Secured Debenture dated February 11, 1999. (15)

4.26  Form of Registration Rights Agreement dated February 18, 1999. (15)

4.27 Form of Mortgage and Security Agreement issued pursuant to the Convertible Secured Debentures dated February 11, 1999. (15) 10.1 Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2 Amendment #1 to Employment Agreement, dated October 13, 1995, between George N. Faris and the Registrant. (6)

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

The Company reported a net loss of approximately $9.1 million during 1998, of which approximately $4.6 million represented non-operating or non-cash items, has commitments to fund the operations of its Kazakstan subsidiary (see Note 10) and has a working capital deficit of approximately $4.9 million at December 31, 1998. The Company had limited revenue generating operating activities during 1998 and does not, as of December 31, 1998, have the resources to fulfill its operating and capital commitments. The Company has a substantial amount of costs capitalized in unevaluated oil and gas properties in its Kazakstan subsidiary which relates to a foreign oil and gas concession. The Company will require a substantial amount of additional capital expenditures to recover its investment in the concession. These matters raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2 to the financial statements.

HEIN + ASSOCIATES, LLP
Houston, Texas
March 30, 1999

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                                                                      December 31,
                                                              --------------------------

                                                                 1998           1997
                                                                 ----           ----
                   Assets
                   ------
Current assets:
  Cash and cash equivalents                                       $   376,745    $ 3,721,350
  Marketable securities, at market                                         --        735,958
  Accounts and notes receivable, net                                  548,442      1,831,008
  Inventory                                                         1,554,694        755,720
  Deferred financing costs                                              8,563        353,490
  Prepaid expenses                                                    829,654      1,244,277
                                                                  -----------    -----------
       Total current assets                                         3,318,098      8,641,803
                                                                  -----------    -----------
Property, plant and equipment:
  Unevaluated oil and gas property                                 23,438,886     11,724,477
  Refinery property and equipment                                  36,935,705     22,816,897
  Other                                                               626,910        216,803
                                                                  -----------    -----------
                                                                   61,001,501     34,758,177
Less - accumulated depreciation, depletion,
  and amortization                                                 (4,707,103)    (3,894,015)
                                                                  -----------    -----------
       Net property, plant and equipment                           56,294,398     30,864,162
Notes receiviable, less current portion                             1,118,200      2,333,895
Other long-term assets, net                                           130,638             --
                                                                  -----------    -----------

       Total assets                                               $60,861,334    $41,839,860
                                                                  ===========    ===========

   Liabilities and Stockholders' Equity
   ------------------------------------
Current liabilities:
  Short-term debentures                                           $        --    $ 6,075,931
  Notes payable - trade                                             1,725,350             --
  Notes payable - officers                                            266,850             --
  Accounts payable                                                  4,081,557      1,452,642
  Accrued liabilities                                               2,146,449      1,806,906
                                                                  -----------    -----------
       Total current liabilities                                    8,220,206      9,335,479
Long-term debt                                                      6,110,961           --
                                                                  -----------    -----------
       Total liabilities                                           14,331,167      9,335,479
                                                                  -----------    -----------

Commitments and contingent liabilities (Note 10)                           --             --

Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized,  65,992,328 and 48,436,576 shares issued
    outstanding at December 31, 1998 and December 31, 1997,
    respectively                                                  5,279,385        3,874,926
  Additional paid-in capital                                    129,711,531      107,987,091
  Accumulated deficit                                           (88,460,749)     (79,357,636)
                                                              -------------    -------------
       Total stockholders' equity                                46,530,167       32,504,381
                                                              -------------    -------------

Total liabilities and stockholders' equity                    $  60,861,334    $  41,839,860
                                                              =============    =============

        The accompanying notes are an integral part of these consolidated fnancial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      --------------------------------------

                                                                For the years ended December 31,
                                                           ------------------------------------------
                                                               1998            1997          1996
                                                               ----            ----          ----
Revenues:
  Oil and gas production and
   pipeline fees                                           $        --    $    260,579    $ 1,364,581
  Refinery lease fees                                               --              --      2,467,606
  Refinery operating revenues                               11,394,009              --             --
  Other                                                        460,597         567,385        170,819
                                                           -----------    ------------    -----------
       Total revenues                                       11,854,606         827,964      4,003,006
                                                           -----------    ------------    -----------
Expenses:
  Lease operating                                                   --          98,766        613,336
  Costs of goods sold - refinery                            11,281,139              --             --
  General and administrative                                 5,097,468       4,627,598      3,076,357
  Depreciation, depletion and
   amortization                                                813,088         774,264      1,265,230
  Interest                                                   1,912,949       6,663,992      2,818,218
  Realized  and unrealized loss on marketable securities       359,325       6,053,298             --
  Loss on sale of subsidiaries                                      --         563,667             --
  Provison for bad debts                                     1,493,750              --        682,072
  Write-down of oil and gas properties                              --              --        200,000
                                                           -----------    ------------    -----------
       Total expenses                                       20,957,719      18,781,585      8,655,213
                                                           -----------    ------------    -----------

Net loss                                                   $(9,103,113)   $(17,953,621)   $(4,652,207)
                                                           ===========    ============    ===========

Net loss per share of common stock - basic and diluted     $     (0.17)   $      (0.43)   $     (0.16)
                                                           ===========    ============    ===========

Weighted-average number of shares
 of common stock outstanding                                53,741,498      41,309,102     29,598,832
                                                           ===========    ============    ===========



        The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                                                                        For the years ended December 31,
                                                                  -------------------------------------------
                                                                      1998           1997            1996
                                                                      ----           ----            ----
Cash flows from operating activities:
  Net loss                                                        $(9,103,113)   $(17,953,621)   $(4,652,207)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                          2,472,751       5,125,934      2,551,504
     Accretion of premium on notes receivable                        (208,886)       (167,167)          --
     Write-down of oil and gas properties                                  --              --        200,000
     Provision for bad debts                                        1,493,750              --        682,072
     Realized and unrealized loss on marketable securities            359,325       6,053,298             --
     Loss on sale  of subsidiaries                                         --         563,667             --
     Issuance of stock for compensation expense                       196,900          40,000        424,063
     Forgiveness of debt                                                   --         (50,342)            --
     Compensatory stock options                                            --         744,700             --
     Issuance of stock and options for services                       255,814         247,607             --
     Changes in assets and liabilities:
        Accounts and notes receivable                                 (48,684)         57,835       (681,659)
        Inventory                                                    (798,974)       (698,746)        44,992
        Prepaid and other                                             426,060      (1,387,484)      (370,274)
        Accounts payable and accrued liabilities                    2,968,458         (16,688)     2,352,361
                                                                  -----------    ------------    -----------
            Net cash provided by (used in) operating activities    (1,986,599)     (7,441,007)       550,852
                                                                  -----------    ------------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                              (8,512,328)     (2,663,694)    (1,590,165)
  Additions to refinery property and equipment                     (8,578,049)     (5,581,714)    (1,713,188)
  Proceeds from sales of marketable securities                        376,633       1,979,494             --
  Proceeds from sale of subsidiaries                                       --       1,764,548             --
  Other                                                               770,056         (94,191)       (10,176)
                                                                  -----------    ------------    -----------
             Net cash used in investing activities                 15,943,688)     (4,595,557)    (3,313,529)
                                                                  -----------    ------------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                       --              --         65,201
  Net increase (decrease) in notes payable                          1,725,350        (237,162)       170,403
  Increase in Notes payable - officers                                266,850              --             --
  Repayments of long-term debt                                             --      (5,791,420)    (1,434,278)
  Proceeds from issuance of common stock and
    warrants, net                                                          --         447,810        745,302
  Proceeds from exercise of stock warrants
    and options                                                       738,482       1,272,333             --
  Proceeds from issuance of debentures, net                        11,855,000      20,055,295      3,064,889
                                                                  -----------    ------------    -----------
             Net cash provided by financing activities             14,585,682      15,746,856      2,611,517
                                                                  -----------    ------------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                 (3,344,605)      3,710,292       (151,160)
Cash and cash equivalents at beginning of year                      3,721,350          11,058        162,218
                                                                  -----------    ------------    -----------

Cash and cash equivalents at end of year                          $   376,745    $  3,721,350    $    11,058
                                                                  ===========    ============    ===========


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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                    Common stock          Additional
                                                 -------------------       paid-in      Accumulated
                                                 Shares       Amount        capital        deficit         Total
                                                 ------       ------      ----------     -----------       -----

Balance, January 1, 1998                       48,436,576   $3,874,926   $107,987,091   $(79,357,636)   $32,504,381
Conversions of debentures                      13,794,032    1,103,521     14,422,859             --     15,526,380
Issuance of stock in lieu of current
    liabilities                                 1,506,347      120,508      1,549,209             --      1,669,717
Issuance of stock for compensation                 50,000        4,000        192,900             --        196,900
Issuance of stock and options for services        100,000        8,000        247,814             --        255,814
Issuance of stock for refinery property
     and equipment - Reg S Offering             1,500,000      120,000      1,567,500             --      1,687,500
Issuance of stock options and warrants                 --           --        936,459             --        936,459
Options and warrants exercised                    605,373       48,430        690,052             --        738,482
Imputed interest on debentures
    convertible at a discount to market                --           --      2,117,647             --      2,117,647
Net loss for the year                                  --           --             --     (9,103,113)    (9,103,113)
                                               ----------   ----------   ------------   ------------    -----------
Balance, December 31, 1998                     65,992,328   $5,279,385   $129,711,531   $(88,460,749)   $46,530,167
                                               ==========   ==========   ============   ============    ===========

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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                                    Common stock          Additional        Stock
                                                                    ------------            paid-in       purchase
                                                                 Shares        Amount       capital       warrants
                                                                ---------    ----------   ------------   ----------

Balance, January 1, 1997                                        34,458,921   $2,756,714   $ 78,677,265   $1,297,754

Conversions of debentures                                        7,246,882      579,751      8,763,271           --
Issuance of stock in lieu of current
    liabilities                                                    243,459       19,477        214,082           --
Issuance of stock for compensation                                 100,000        8,000         32,000           --
Issuance of stock  for services                                    260,000       20,800        226,807           --
Issuance of stock - Reg S Offering                               1,635,593      130,847        314,465           --
Issuance of stock for oil and gas properties - Reg S Offering    3,250,000      260,000      8,275,938           --
Issuance of stock warrants for oil and gas properties                   --           --        718,750           --
Issuance of stock warrants                                              --           --      6,264,411           --
Options and warrants exercised                                   1,241,721       99,337        694,189           --
Imputed interest on debentures
    convertible at a discount to market                                 --           --      1,763,459           --
Compensatory stock options                                              --           --        744,700           --
Net loss for the year                                                   --           --             --           --
                                                                ----------   ----------   ------------   ----------

Balance, December 31, 1997                                      48,436,576   $3,874,926   $106,689,337   $1,297,754
                                                                ==========   ==========   ============   ==========

                           [RESTUBED TABLE FOR ABOVE

                                                                   Accumulated
                                                                     deficit         Total
                                                                   ------------    ------------

Balance, January 1, 1997                                           $(61,404,015)   $ 21,327,718

Conversions of debentures                                                    --       9,343,022
Issuance of stock in lieu of current
    liabilities                                                              --         233,559
Issuance of stock for compensation                                           --          40,000
Issuance of stock  for services                                              --         247,607
Issuance of stock - Reg S Offering                                           --         445,312
Issuance of stock for oil and gas properties - Reg S Offering                --       8,535,938
Issuance of stock warrants for oil and gas properties                        --         718,750
Issuance of stock warrants                                                   --       6,264,411
Options and warrants exercised                                               --         793,526
Imputed interest on debentures
    convertible at a discount to market                                      --       1,763,459
Compensatory stock options                                                   --         744,700
Net loss for the year                                               (17,953,621)    (17,953,621)
                                                                   ------------    ------------

Balance, December 31, 1997                                         $(79,357,636)   $ 32,504,381
                                                                   ============    ============






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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                   Common stock         Additional      Stock
                                                   ------------          paid-in       purchase    Accumulated
                                                Shares       Amount      capital       warrants      deficit         Total
                                              ----------   ----------   -----------   ----------   ------------    -----------
Balance, January 1, 1996                      24,705,926   $1,976,474   $74,768,272   $1,297,754   $(56,751,808)   $21,290,692

Conversions of Debentures                      6,535,122      522,810     1,477,190           --             --      2,000,000
Issuance of stock in lieu of current
    liabilities                                  479,540       38,363       130,539           --             --        168,902
Issuance of stock for compensation               905,000       72,400       351,663           --             --        424,063
Issuance of stock - Regulation S Offering      1,833,333      146,667       598,635           --             --        745,302
Imputed interest on debentures
    convertible at a discount to market               --           --     1,350,966           --             --      1,350,966
Net loss for the year                                 --           --            --           --     (4,652,207)    (4,652,207)
                                            ------------   ----------   -----------   ----------   ------------    -----------

Balance, December 31, 1996                    34,458,921   $2,756,714   $78,677,265   $1,297,754   $(61,404,015)   $21,327,718
                                            ============   ==========   ===========   ==========   ============    ===========

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

Property, plant and equipment

Oil and gas properties

The Company follows the full cost method of accounting for exploration and development of oil and gas reserves, whereby all costs incurred in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. Under the full cost method of accounting, unevaluated property costs are not amortized. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment.

Costs not subject to amortization:

The following table summarizes the categories of cost, which comprise the amount of unproved properties not subject to amortization.

                                            December 31,
                          -------------------------------------------------
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
                           ===========        ===========        ==========

Acquisition costs of unproved properties not subject to amortization at December 31, 1998, 1997 and 1996, respectively, consists mainly of lease acquisition costs related to unproved areas. On February 25, 1997 the Company sold all of its wholly owned subsidiaries operating in Columbia and Peru. The period in which the amortization cost of the Kazakstan properties will commence is subject to the results of the Company's exploration program, which will begin in 1999.ertain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized general and administrative costs are directly related to the Company's exploration and development activities in Colombia and Peru and totaled $48,404 and $331,355 for the years ended December 31, 1997 and 1996, respectively. Capitalized geological, G&A costs for Kazakstan and Other totaled $11,164,180 and $2,437,289 for 1998 and 1997, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of
(i) the estimated future net revenues from the properties, discounted at 10%,
(ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. The independent reservoir engineer's report of Estimated Future Reserves and Revenues is based on information available "as of" the date of such Report. Upward or downward revisions to the estimated value and volume of oil and gas reserves may occur based on circumstances occurring, and information obtained, subsequent to the date of the engineer's report. (See "Supplementary Oil and Gas Information for the Years Ended December 31, 1998, 1997 and 1996 - Oil and Gas Reserves.

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

                                                For the Year Ended 1998
                                                -----------------------
                                                     Shares
                                    Income           Weighted Avg.         Per Share
                                    (Numerator)      (Denominator          Amount
                                    -----------      ------------          ---------
Basic EPS:
Loss available to                  $ (9,103,113)         53,741,498          $ (0.17)
 Common Shareholders

Effect of Dilutive Securities
 Warrants and Options (1)(2)                                  8,384

Diluted EPS:
Loss available to                  $ (9,103,113)         53,749,882          $ (0.17)
 Common Shareholders

(1) The effect of these shares in the Dilutive EPS were not reflected in the original 10-K Filing as they were anti-dilutive in accordance with paragraph 13, of SFAS 123.

(2) Options and warrants to purchase 7,090,848 shares of common stock at various prices were outstanding at December 31, 1998, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares or the options were not vested at December 31, 1998.

Foreign currencyoreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The functional currency of the AIPK subsidiary is U.S. dollars, as the Company negotiates all transactions based upon U.S. dollar-equivalents and the Company is providing all of the funding requirements of AIPK. The Company anticipates little, if any, currency and exchange risks during the initial three to five years of its operations in Kazakstan due to the Company negotiating all transactions in U.S. dollars. Any revenues generated from Kazakstan during this period are planned to be reinvested in the Company's projects in Kazakstan. Subsequently, the Company will be exposed to the currency and exchange risks, which typically present themselves in the Confederate of Independent States ("CIS") countries. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Columbia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign exchange losses in 1997 were $75,878. Foreign exchange gains were $63,763 in 1996.

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

New Accounting Standards

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ?Accounting for Derivative Instruments and Hedging.? The new statement requires all derivatives to be recorded on the balance sheet at fair value and establishes new accounting rules for hedging instruments. The statement is effective for years beginning after June 15, 1999. The Company is assessing the impact of this statement will have on the Consolidated Financial Statements


NOTE 2 - MANAGEMENT PLANS

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

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

                                                                   December 31,
                                                                   ------------
                                                           1998                   1997
                                                           ----                   ----
Accounts receivable - trade                             $ 1,499,651            $ 1,020,145
Note receivable - Gold Line (See Note 8)                    900,732                900,732
Current portion - Note receivable - MIP                   1,515,750              1,537,808
Other                                                        46,936                293,200
                                                        -----------            -----------
                                                          3,963,069              3,751,885
Less - allowance for doubtful accounts                   (3,414,627)            (1,920,877)
                                                        -----------            -----------
                                                        $   548,442            $ 1,831,008
                                                        ===========            ===========

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                                   December 31,
                                                                   ------------
                                                           1998                   1997
                                                           ----                   ----
  Notes receivable - MIP (See Note 1), net of
   discount of $69,255 and $284,634, respectively        $1,118,200            $ 3,871,703
Less - current portion - MIP                                    -               (1,537,808)
                                                         ----------            -----------
                                                         $1,118,200            $ 2,333,895
                                                         ==========            ===========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                                   December 31,
                                                                   ------------
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
                                                         ==========             ==========

NOTE 6 - SHORT TERM DEBT

                                                                   December 31,
                                                                   ------------
                                                           1998                   1997
                                                           ----                   ----
14% - $10,000,000 Unsecured convertible debenture
   net of unamortized discount of $3,924,069 - due
   October 15, 1998, effective interest rate - 51%*      $      -               $6,075,931

10% - $265,000 unsecured demand note due to officers -
 includes interest of $1,850 due at December 31, 1998.      266,850                   -

Trade notes payable - various notes due from one
  month to twelve months interest ranges from 6.5% to
  14.5%, includes $171,314 interest due at December
  31, 1999 - collateralized by accounts receivable,
  inventory, and certain fixed assets.                    1,725,350                   -
                                                         ----------             ----------
                                                         $1,992,200             $6,075,931
                                                         ==========             ==========

*Convertible after April 15, 1998 into the Company's common stock at the lesser of $6.25, 85% of market, or the lowest average market price for any five consecutive trading days following April 15, 1998.


NOTE 7 - LONG-TERM DEBT:

                                                                   December 31,
                                                                   ------------
                                                           1998                   1997
                                                           ----                   ----
14% - $12,000,000 unsecured convertible debenture,
 due April 21, 2000, net of unamortized financing
 cost of $362,659, Effective interest rate - 40%*      $6,110,961             $      -

*Convertible into the Company's common stock at the average of the lowest five
(5) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the forty (40) trading days ending on the day prior to the date of conversion.

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

           Number of Shares Underlying
                Options and Warrants
                  at December 31,
                                                          Exercise                 Expiration
        1998            1997              1996            Price                    Date
        ----            ----              ----            -----                    ----
       200,000              -                   -           $2.000              August 24, 1999(4)
     1,210,000              -                   -           $2.000              December 31, 1999(2)
       100,000              -                   -           $2.600              April 21, 2003(4)
        25,000              -                   -           $3.000              April 21, 2003(4)
             -              -           5,957,347           $4.000              March 1, 1997(3)
             -              -              20,000          $30.625              July 14, 1997(2)
        15,000              -                   -           $1.375              June 29, 2003(1) (2)

             -              -             282,500           $0.500               December 31, 1997(1)(2)
             -      5,957,207                   -           $4.000               March 1, 1998(3)
             -              -             150,000           $2.000               March 31, 1998(2)
     1,518,500              -                   -           $2.000               April 21, 2003(1)(2)
             -              -              20,000           $0.500               August 3, 1998(1)(2)
             -        100,000                   -           $0.487               January 31, 1999(4)
        22,681         22,681                   -           $2.131               July 22, 1999(4)
       864,000        960,000                   -           $2.713               August 6, 1999(4)
             -      1,500,000                   -           $6.250               October 9, 1999(4)
     1,500,000              -                   -           $2.000               October 9, 1999(4)
             -              -           1,550,000           $0.500               October 21, 1999(1)(2)
     1,781,000      1,852,500                   -           $0.500               December 31, 1999(1)
        50,000         50,000              50,000           $0.500               November 1, 2000(1)
             -         61,547                   -           $0.469               July 15, 2001(4)
             -        100,000                   -           $1.000               July 15, 2001(4)
             -         10,500              10,500           $0.475               July 16, 2001(4)
             -          8,333               8,333           $0.415               August 19, 2001(4)
        16,667         16,667              16,667           $0.413               August 20, 2001(4)
         8,420         18,519              18,519           $0.406               October 31, 2001(4)
             -         20,000                   -           $0.500               November 11, 2001(4)
             -         10,000                   -           $0.500               November 12, 2001(4)
     1,500,000              -                   -           $2.000               October 9, 1999(4)
       100,000              -                   -           $2.000               December 1, 2002(1)
             -              -                   -           $3.000               October 14, 2002(4)
       782,000              -                   -           $2.000               June 29, 2003(1)
             -         30,000                   -           $0.398               April 1, 2002(4)
        60,000         60,000                   -           $0.398               June 6, 2002(4)
       200,000        200,000                   -           $2.000               July 30, 2002(4)
             -        197,500                   -           $6.250               October 14, 2002(4)
       197,500              -                   -           $3.000               October 14, 2002(4)
             -         10,000                   -           $0.500               November 5, 2002(4)
             -        100,000                   -           $4.280               December 1, 2002(1)
       100,000              -                   -           $2.000               December 1, 2002(1)
     1,500,000      1,518,750                   -           $1.050               December 31, 2002(1)
    ----------     ----------           ---------
    11,750,768     12,804,204           8,083,866
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

(4) Other non-employee warrants.

     Stock option plans

1995 Plan

The Company established a 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was approved by the Board of Directors on November 8, 1995 and by the Company?s shareholders on July 11, 1996. The 1995 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISO's") or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandem with SAR's. Options may be granted under the 1995 Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the 1995 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1995 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

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

Activity in the 1995 and 1998 Stock Option Plans for the years ended December 31, 1996, 1997 and 1998 was as follows:

                                                               Weighted Average
                                        Number of                Exercise Price
                                          Shares                   Per Share

Outstanding, January 1, 1996               305,500                      $1.28
Canceled                                  (302,500)                     $1.00
Granted                                  1,902,500                      $0.50
Expired                                    (3,000)                     $30.00

Outstanding, January 1, 1997             1,902,500                      $0.50
Canceled                                (1,852,500)                     $0.50
Granted                                  3,471,250                      $0.84
Expired                                          -                          -

Outstanding, January 1, 1998             3,521,250                      $0.83
Canceled                                   (68,750)                     $.074
Granted                                  2,007,000                      $2.00
Exercised                                 (21,500)                      $.050

Outstanding January 1, 1999              5,438,000                      $1.23

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

                                                      1998               1997                1996
                                                      ----               ----                ----
Net loss                       As reported     $  (9,103,113)      $ (17,953,621)       $(4,652,207)
                               Pro forma         (10,545,636)        (19,325,148)        (4,851,124)

Net loss per common share      As reported     $       (0.17)      $       (0.43)       $     (0.16)
                               Pro forma               (0.20)              (0.47)             (0.16)

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

NOTE 11 - INCOME TAXES:

The Company reported a loss from operations during 1996, 1997, and 1998 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $68,000,000 which expire in years 1998 through 2018. Due to a change in control, as defined in Section 382 of the Internal Revenue Code ("382"), which occurred in 1994 and 1998, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards. The amount of the Company's net operating loss available at the end of 1998 is approximately $38,000,000, of which the Company will be limited as to the amount that can be used in each year going forward under the 382 rules.

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

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable and marketable securities. For investments, fair value equals quoted market price. Trade accounts receivable outstanding at December 31, 1998 has been collected in the normal course of business. MIP notes receivable of $1,515,750 received in the sale of the Colombia and Peru properties, as previously discussed, was due during 1998 and in default and has been fully reserved at December 31, 1998. An additional MIP notes receivable of $1,118,200 also received in the sale mentioned above and due in 2000 is payable out of production from the Colombia properties. This note is carried at full value at December 31, 1998 and the Company has no reason to believe that it will not collect this receivable. Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 1998, 100% of the Company's long-term debt which was issued during the second quarter of 1998, matures during 2000. As a result, the Company believes the carrying value of its receivables and long-term debt approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP notes approximates market rates at December 31, 1998.

The estimated fair value of the Company's financial instruments is as follows:


                                                    1998                                                      1997
                                                    -----------------------                     ---------------------------------
                                        Carrying                 Fair                           Carrying              Fair
                                          value                  value                            value               value
                                          -----                  -----                            -----               -----
MIP Notes Receivable                    $1,118,200           $1,118,200                         $3,871,703         $3,871,703

MIP Marketable Securities                        -                    -                         $  735,958         $  735,958

Short-term debt                         $1,992,200           $1,992,200                         $6,075,931         $6,075,931

Long-term debt                          $6,110,961           $6,110,961                                  -                  -

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

Financial information, summarized by geographic area, is as follows:

                                                         Geographic Segment
                                                         ------------------
                                                                                                             Consolidated
1998                                United States       Colombia             Peru        Kazakstan                Total
----                                -------------       --------             ----        ---------           ------------

Sales and other
   Refinery operating revenue(1)    $11,394,009         $ -                $ -          $        -           $ 11,394,009
Interest income and other
   corporate revenues                                                                                             460,597
                                                                                                             ------------

Total revenue                                                                                                  11,854,606
Refinery costs and operating
   expense                           14,214,767            -                 -          $         -            14,214,767
                                    -----------         ---------          ---------    -----------          ------------

Operating profit (loss)             $(2,820,758)        $  -               $ -          $         -          $ (2,360,061)
                                    ===========         =========          =========    ===========
General corporate expense                                                                                       4,830,003
Interest expense                                                                                                1,912,949
                                                                                                             ------------

Net loss                                                                                                     $(9,103,113)
                                                                                                             ============

Identifiable assets
     at December 31, 1998           $35,234,530         $  -               $ -          $22,677,073          $ 57,911,603
                                    ===========         =========          =========    ===========          ============

Corporate assets                                                                                             $  2,949,731
                                                                                                             ------------

Total assets at
     December 31, 1998                                                                                       $ 60,861,334
                                                                                                             ============

Depreciation, depletion
     and amortization               $   813,088         $  -               $  -         $         -          $    813,088
                                    ===========         =========          =========    ===========          ============

Capital Expenditures,
     net of cost recoveries         $15,494,897         $  -               $  -         $10,748,427          $ 26,243,324
                                    ===========         =========          =========    ===========          ============

(1) Refinery sales to Conoco accounted for 19% of the Company's sales during the year.



                                                         Geographic Segment
                                                         ------------------
                                                                                                            Consolidated
1997                                United States     Columbia          Peru          Kazakstan               Total
----                                -------------     --------          ----          ---------          -------------

Sales and other
     operating revenue              $    23,298      $   292,947    $         -    $         -          $     316,245
Interest income and other
     corporate revenues                                                                                       511,719

Total revenue                                                                                                $827,964
Costs and operating
     expense                          1,189,188          463,371    $         -    $         -              1,652,559
                                    -----------     ------------    -----------    -----------          -------------

Operating profit (loss)             $(1,165,890)     $  (170,424)   $         -    $         -          $    (824,595)
                                    ===========      ===========    ===========    ===========


General corporate expense                                                                                  10,465,064
Interest expense                                                                                            6,663,992

Net loss                                                                                                 $(17,953,651)


Identifiable assets
     at December 31, 1997           $21,159,627      $         -    $         -    $11,724,477          $  32,884,104
                                    -----------      -----------    -----------    -----------


Corporate assets                                                                                            8,955,756

Total assets at
     December 31, 1997                                                                                  $  41,839.860
                                                                                                        =============

Depreciation, depletion
     and amortization               $   704,048      $    70,216    $        -     $         -          $
                                    ===========      ===========    ===========    ===========          =============
744,264


Capital Expenditures,
     net of cost recoveries         $ 5,606,031      $         -    $         -    $11,724,477          $  17,330,508
                                    ===========      ===========    ===========    ===========          =============



                                                           Geographic Segment
                                                           ------------------
                                                                                                            Consolidated
1996                                United States     Colombia               Peru        Kazakstan              Total
----                                -------------     --------               ----                           ------------


Sales and other
     operating revenue              $ 2,596,917       $1,508,260          $       -    $            -        $ 4,105,177
Interest income and other
     corporate revenues                                                                                            5,337
                                                                                                             -----------

Total revenue                                                                                                  4,110,514
Costs and operating
     expense                          1,616,043        1,468,665             200,000   $            -          3,284,708
                                    -----------      -----------          ----------   --------------        -----------

Operating profit (loss)             $   980,874      $    39,595          $ (200,000)  $            -            825,806
                                    ===========      ===========          ==========   ==============


General corporate expense                                                                                      2,659,795
Interest expense                                                                                               2,818,218
                                                                                                             ------------

Net loss                                                                                                     $(4,652,207)
                                                                                                             ===========


Identifiable assets
     at December 31, 1996           $12,895,332      $14,641,646          $4,860,559   $            -        $32,397,537
                                    ===========      ===========          ==========   ==============


Corporate assets                                                                                               2,094,894
                                                                                                             -----------

Total assets at
     December 31, 1996                                                                                       $34,492,431
                                                                                                             ===========


Depreciation, depletion
     and amortization               $   773,498         $491,732          $        -   $            -        $ 1,265,230
                                    -----------      -----------          ----------   --------------        ===========

Capital Expenditures,
     net of cost recoveries         $ 1,713,188      $   719,954          $  825,923   $            -        $ 3,259,065
                                    ===========      ===========        ============   ==============        ===========

NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following noncash transactions:


                                                                  1998                1996              1997
                                                                  ----                ----              ----

Conversion of debentures                                      $15,526,380           $9,343,022       $2,000,000
Stock issued in lieu of current liabilities                     1,669,717              233,559          168,902
Issuance of warrants related to convertible debentures            936,459            6,264,411             -
Issuance of stock - unearned compensation                         196,900                -              424,063
Issuance of stock - compensation                                    -                   40,000             -
Issuance of stock - services                                      128,125              247,607             -
Issuance of stock and warrants - for oil and gas properties         -                9,254,688             -
Issuance of stock- for refinery and equipment                   1,687,500                -

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)


Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS
                                                         Colombia                              Peru
                                               --------------------------------      ----------------------------
                                               1998        1997       1996           1998       1997      1996
                                               ----        -----      ----           ----       ----      ----
Unevaluated property not
   subject to amortization                     $  -     $      -    $ 1,101,277      $  -       $  -   $4,457,964
Proved and unproved
   properties                                     -            -     31,934,991      $  -          -      200,000

Accumulated deprecia-
   tion, depletion and
   amortization                                   -            -     19,870,122      $  -          -      200,000
                                               --------------------------------      ----------------------------
Net Capitalized costs                          $  -     $      -    $13,166,146      $  -       $  -   $4,457,964
                                               ================================      ============================
Costs incurred in oil and gas
 property acquisition,
exploration and
development activities

Property acquisition
   costs - proved and
   unproved properties                         $  -     $      -    $         -      $  -       $  -   $        -
Exploration Costs                                              -              -         -                       -
Development costs                                 -            -        719,954         -          -            -
Results of operations for oil
and gas producing activities

Oil and gas sales                              $  -     $292,947    $ 1,364,581      $  -       $  -   $        -
                                               --------------------------------     -----------------------------

Lease operating costs                             -       98,766        611,857                                 -
Depreciation, depletion
   and amortization                               -       70,216        491,732         -          -            -
Provision for reduction
   of oil and gas properties                      -            -              -         -          -      200,000
                                                -------------------------------      ----------------------------

                                                  -      168,982      1,103,589         -          -      200,000
                                                -------------------------------       ---------------------------
Income (loss) before
   tax provision                                  -      123,965        260,992         -           -    (200,000)
Provision (benefit) for
   income tax                                     -            -              -         -           -           -
                                                 ------------------------------      ----------------------------
Results of operations                          $  -     $123,965    $   260,992      $  -       $   -  $  (200,00)
                                               ================================      ============================

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

CAPITALIZED COSTS
                                                             Kazakstan/Other                           Total
                                                  ----------------------------------     --------------------------------------
                                                  1998(1)       1997(2)      1996(3)       1998        1997            1996
                                                  -------       -------      -------        ----        ----           ----
Unevaluated property not
   subject to amortization                        $23,438,886  $11,724,477   $89,389     $23,438,886  $11,724,477   $ 5,648,630
Proved and unproved
   properties                                              -            -    371,665               -            -    32,506,656
Accumulated deprecia-
   tion, depletion and
   amortization                                            -             -   371,655               -            -    20,441,787
                                                 -----------------------------------     --------------------------------------
Net Capitalized costs                            $23,438,886   $11,724,477   $89,389     $23,438,886  $11,724,477   $17,713,499
                                                 ===================================     ======================================
Costs incurred in oil and gas
 property acquisition,
exploration and
development activities

Property acquisition
   costs - proved and
   unproved properties                           $23,438,886   $11,724,477        -      $23,438,886  $11,724,477   $         -
Exploration Costs                                          -             -        -                -            -       744,549
Development costs                                          -             -        -                -            -       719,954
Results of operations for oil
and gas producing activities

Oil and gas sales                                $         -   $         -   $    -      $         -  $   292,947   $ 1,364,581
                                                  ---------------------------------      --------------------------------------

Lease operating costs                                      -             -        -                -        98,766      611,857
Depreciation, depletion
   and amortization                                        -             -        -                -        70,216      491,732
Provision for reduction
   of oil and gas properties                               -             -        -                -             -      200,000
                                                  ---------------------------------      --------------------------------------
                                                           -             -        -                -       168,982    1,303,589
                                                  ---------------------------------      --------------------------------------
Income (loss) before
   tax provision                                           -             -        -                -       123,965       60,992
Provision (benefit) for
   income tax                                              -             -        -                -             -            -
                                                   --------------------------------      --------------------------------------
Results of operations                              $       -   $       -     $    -      $         -  $          -  $   123,965
                                                   ================================      ======================================

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

                                          United States                    Colombia                          Total
                                       -------------------         -------------------------       ---------------------------
                                       Oil             Gas             Oil           Gas               Oil             Gas
                                       BBLS            MCF             BBLS          MCF               BBLS            MCF
                                     -------          ------       ----------     ----------       -----------      ----------
January 1, 1996                          -               -          4,106,480     11,381,400         4,106,480      11,381,400
       Revisions of
       previous estimates                -               -             34,372      3,298,000            34,372       3,298,000
       Extensions, discoveries
       and other additions               -               -               -            -                  -              -
       Production                        -               -           (130,433)        -               (130,433)         -
                                     -------          ------       ----------    -----------       -----------     -----------
December 31, 1996                        -               -          4,010,419     14,679,400         4,010,419      14,679,400
       Revisions of
       previous estimates                -               -               -            -                  -              -
       Extensions, discoveries
       and other additions               -               -               -            -                  -              -
       Sales of reserves                 -               -         (3,892,146)   (14,679,400)       (3,892,146)    (14,679,400)
       Production                        -               -           (118,273)        -               (118,273)         -
                                     -------          ------       ----------    -----------       -----------     -----------
December 31, 1997                        -               -               -            -                  -              -
       Revisions of
       previous estimates                -               -               -            -                  -              -
       Extensions, discoveries
       and other additions               -               -               -            -                  -              -
       Sales of reserves                 -               -               -            -                  -              -
       Production                        -               -               -            -                  -              -
                                     -------          ------       ----------    -----------       -----------     -----------
December 31, 1998                        -               -               -            -                  -              -
                                     =======          ======       ==========    ===========       ===========     ===========


                                          United States                    Colombia                          Total
                                       -------------------         -------------------------       ---------------------------
                                       Oil             Gas             Oil           Gas               Oil             Gas
                                       BBLS            MCF             BBLS          MCF               BBLS            MCF
                                     -------          ------       ----------     ----------       -----------      ----------
Net proved developed reserves

January 1, 1996                          -               -          1,012,896      5,100,000         1,012,896       5,100,000
December 31, 1996                        -               -            948,721      6,321,100           948,721       6,321,000
December 31, 1997                        -               -               -            -                  -              -
December 31, 1998                        -               -               -            -                  -              -


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

                                                      Colombia
                                      -----------------------------------------
                                         1998            1997             1996
                                         ----            ----             ----
Future cash inflows                   $     -          $     -      $61,173,696
Future development costs                    -                -      (12,170,000)
Future production costs                     -                -       (8,012,891)
Future income tax expenses                  -                -                -
                                      -------          -------      -----------
Future net cash flows                       -                -       40,990,805
Annual discount 10% rate                    -                -      (19,088,789)
                                      -------          -------      -----------
Standardized measure discounted
      future net cash flows           $     -          $     -      $21,902,016
                                      =======          =======      ===========

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

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was $0 in 1998, a decrease of $21,902,016 in 1997 and an increase of $9,542,869, in 1996. The principal sources of change were as follows:

                                                     For the years ended December 31,
                                             -----------------------------------------------
                                                1998            1997                1996
                                             ----------     ------------         -----------

Beginning of year                            $        -     $ 21,902,016         $12,359,147
Sales and transfer of oil and gas produced,
     net of production costs                          -         (161,813)           (752,724)
Net changes in prices and production costs            -                -           6,764,808
Extensions, discoveries, additions and
     improved recovery, less related costs            -                -                   -
Net change due to sales of minerals in place          -      (21,740,203)                  -
Previously estimated development costs
     incurred during the year                         -                -             719,954
Changes in estimated future
     development costs                                -                -            (973,650)
Revisions of previous reserve
     quantity estimates                               -                -           1,460,849
Changes in timing and other                           -                -           1,087,717
Accretion of discount                                 -                -           1,235,915
                                             ----------     ------------         -----------
End of year                                  $        -     $          -         $21,902,016
                                             ==========     ============         ===========


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



HEIN + ASSOCIATES
Houston, Texas
March 30, 1999

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)



                                         Balance at       Additions Charged            Deductions:
                                        Beginning of         to Costs and         Accounts Written off
Description                                 Year               Expenses             Against Allowance       Balance at End of Year
-----------                             ------------      -----------------       --------------------      ----------------------
December 31, 1996
Allowance for Doubtful Accounts            $ 1,239              $  682                     $ -                       $1,921

December 31, 1997
Allowance for Doubtful Accounts            $ 1,921              $    -                     $ -                       $1,921

December 31, 1998
Allowance for Doubtful Accounts            $ 1,921              $1,494                     $ -                       $3,415


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION

Dated:  May 6, 1999

                                                  By:  /s/ Denis J. Fitzpatrick
                                                       -------------------------
                                                       Denis J. Fitzpatrick
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:


By:  /s/ George N. Faris                                  Date:  May 6, 1999
     ----------------------------
     George N. Faris, Chairman
     of the Board of Directors
     and Chief Executive Officer

By:  /s/ Denis J. Fitzpatrick                             Date:  May 6, 1999
     ----------------------------
     Denis J. Fitzpatrick
     Vice President, Secretary,
     Principal Financial and
     Accounting Officer

By:                                                       Date:
     ----------------------------
     Donald G. Rynne, Director

By:  /s/ Daniel Y. Kim                                    Date:  May 6, 1999
     ----------------------------
     Daniel Y. Kim, Director

By:  /s/ William R. Smart                                 Date:  May 6, 1999
     ----------------------------
     William R. Smart, Director

By:  /s/ Richard W. Murphy                                Date:  May 6, 1999
     ----------------------------
     Richard W. Murphy, Director

                                  Exhibit Index

Exhibit
Number              Description
------              -----------

21.1                Subsidiaries of the Registrant

27.1                Financial Data Schedule