Form 10-Q
period 1999-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-05-17
CIK 799119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999
                               --------------

Commission File number No. 0-14905
                       -----------


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            Nevada                                            13-3130236
-------------------------------                     ----------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)


      444 MADISON AVENUE, NEW YORK, NEW YORK                     10022
--------------------------------------------------        ----------------------
     (Address of principal executive offices)                  (Zip Code)


                                 (212) 688-3333
               --------------------------------------------------
              (Registrant's telephone number, including area code)

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


Yes  __X__    No ___


The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of May 5, 1998 is 66,784,943 shares.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
        --------------------

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      -------------------------------------

                                                                               March 31,         December 31,
                                                                                 1999                1998
                                                                           ----------------   -----------------
                                  Assets
                                  ------
Current assets:
  Cash and cash equivalents                                                      $ 319,510           $ 376,745
  Accounts and notes receivable, net                                               936,771             548,442
  Inventory                                                                      1,575,005           1,554,694
  Deferred financing costs                                                         311,823               8,563
  Prepaid expenses                                                                 633,017             829,654
                                                                           ----------------   -----------------
       Total current assets                                                      3,776,126           3,318,098
                                                                           ----------------   -----------------
Property, plant and equipment:
  Unevaluated oil and gas property                                              24,616,047          23,438,886
  Refinery property and equipment                                               37,871,870          36,935,705
  Other                                                                            789,588             626,910
                                                                           ----------------   -----------------
                                                                                63,277,505          61,001,501
Less - accumulated depreciation
 and amortization                                                               (5,039,313)         (4,707,103)
                                                                           ----------------   -----------------
       Net property, plant and equipment                                        58,238,192          56,294,398
Notes receivable, less current portion                                           1,151,824           1,118,200
Other long-term assets, net                                                         48,758             130,638
                                                                           ----------------   -----------------

       Total assets                                                           $ 63,214,900        $ 60,861,334
                                                                           ================   =================

                   Liabilities and Stockholders' Equity
                   ------------------------------------

Current liabilities:
  Notes payable                                                                $ 2,406,747         $ 1,992,200
  Accounts payable                                                               2,562,595           4,081,557
  Accrued liabilities                                                            1,002,335           2,146,449
                                                                           ----------------   -----------------
       Total current liabilities                                                 5,971,677           8,220,206
Long-term debt                                                                  10,451,229           6,110,961
                                                                           ----------------   -----------------
       Total liabilities                                                        16,422,906          14,331,167
                                                                           ----------------   -----------------


Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized,  66,310,382 and 65,992,328 shares issued
    outstanding at March 31, 1999 and December 31, 1998,
    respectively.                                                                5,304,830           5,279,385
  Additional paid-in capital                                                   132,985,058         129,711,531
  Accumulated deficit                                                          (91,497,894)        (88,460,749)
                                                                           ----------------   -----------------
       Total stockholders' equity                                               46,791,994          46,530,167
                                                                           ----------------   -----------------

Total liabilities and stockholders' equity                                    $ 63,214,900        $ 60,861,334
                                                                           ================   =================


   The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      ------------------------------------
                                   (Unaudited)

                                                   1999                 1998
                                                ----------           ---------
Revenues:
  Refinery operating revenues                  $ 1,863,506           $ 437,620
  Other                                             41,382              68,425
                                               -----------           ---------
       Total revenues                            1,904,888             506,045
                                               -----------           ---------
Expenses:
  Costs of goods sold - refinery                 1,633,491             303,148
  General and administrative                     1,584,163             818,883
  Depreciation and amortization                    332,210             154,965
  Interest                                       1,392,169              76,400
                                               -----------           ---------
       Total expenses                            4,942,033           1,353,396
                                               -----------           ---------
Net loss                                       $(3,037,145)         $ (847,351)
                                               ===========          ==========
Net loss per share of common stock                 $ (0.05)            $ (0.02)
                                               ===========          ==========
Weighted-average number of shares
 of common stock outstanding                    66,059,813          48,694,657
                                               ===========          ==========




   The accompanying notes are an integral part of these consolidated financial statements.

         AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
         -------------------------------------------------------------
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------
                      FOR THE THREE MONTHS ENDED MARCH 31,
                      ------------------------------------
                                   (Unaudited)

                                                                             1999                  1998
                                                                          -----------           ----------
Cash flows from operating activities:
  Net loss                                                                $(3,037,145)          $ (847,351)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, amortization and  accretion of
        discount on debt                                                      678,350              154,965
     Accretion of premium on notes receivable                                 (12,651)             (50,150)
     Non-cash provision for services                                          131,251              196,900
     Changes in assets and liabilities:
        Accounts and notes receivable                                        (388,329)           1,244,652
        Inventory                                                             (20,311)          (1,894,247)
        Prepaid and other                                                     (30,986)             987,398
        Accounts payable and accrued liabilities                           (2,580,270)             645,864
                                                                           ----------           ----------
            Net cash provided by (used in) operating activities            (5,260,091)             438,031
                                                                           ----------           ----------
Cash flows from investing activities:
  Additions to oil and gas properties                                        (854,878)          (1,227,556)
  Additions to refinery property and equipment                               (673,162)          (3,053,335)
  Other                                                                      (183,651)             (60,796)
                                                                           ----------           ----------
             Net cash used in investing activities                         (1,711,691)          (4,341,687)
                                                                           ----------           ----------
Cash flows from financing activities:
  Net increase in notes payable                                               414,547                    -
  Proceeds from long-term debt                                             11,800,000                    -
  Repayments of long-term debt                                             (5,300,000)                   -
  Proceeds from exercise of stock warrants
    and options                                                                     -              408,319
                                                                           ----------           ----------
             Net cash provided by financing activities                      6,914,547              408,319
                                                                           ----------           ----------
Net increase (decrease) in cash and
  cash equivalents                                                            (57,235)          (3,495,337)
Cash and cash equivalents at beginning of year                                376,745            3,721,350
                                                                           ----------           ----------
Cash and cash equivalents at end of year                                    $ 319,510            $ 226,013
                                                                           ==========           ==========


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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
          -------------------------------------------------------------
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
            ---------------------------------------------------------

                                                            Common stock             Additional
                                                    ---------------------------        paid-in           Accumulated
                                                     Shares            Amount          capital             deficit          Total
                                                    ----------      -----------      ------------      --------------   ---------
Balance, January 1, 1999                            65,992,328      $ 5,279,385      $ 129,711,531     $ (88,460,749)  $ 46,530,167
Issuance of stock in lieu of current
    liabilities                                        153,054           12,245             91,832                 -        104,077
Issuance of stock and options for services             125,000           10,000            121,251                 -        131,251
Issuance of stock for refinery property
     and equipment                                      40,000            3,200             34,300                 -         37,500
Issuance of stock options and warrants                       -                -          1,261,439                 -      1,261,439
Imputed interest on debentures convertible
     at a discount to market                                 -                -          1,764,705                 -      1,764,705
Net loss for the year                                        -                -                  -        (3,037,145)    (3,037,145)
                                                    ----------      ------------     -------------     -------------   ------------
Balance, March 31, 1999                             66,310,382      $ 5,304,830      $ 132,985,058     $ (91,497,894)  $ 46,791,994
                                                    ==========      ===========      =============     =============   ============


        The accompanying notes are an integral part of these consolidated financial statements

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES
                                ----------------

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999

1. Statement of Information Furnished
   ----------------------------------

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1999, the results of operations for the three month period ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Results of Operations

Although the Company has two major segments of its business, refining and oil and gas exploration and development, it has had no oil and gas production operations since the first quarter of 1997 when it sold its South American wholly-owned oil and gas subsidiaries. Since this sale, the Company's oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. The Company has yet to implement oil and/or gas production operations in Kazakstan or elsewhere. At that point in time, the Company will include a more detailed discussion of the oil and gas exploration and development segment of its business.

For the Three Months Ended March 31, 1999 as compared to the Three Months Ended
-------------------------------------------------------------------------------
March 31, 1998
--------------

Refinery Operations:

During the first quarter of 1999, the Company recorded revenues of approximately $1,864,000 compared to $438,000 during the same period in 1998. The Company's Lake Charles, Louisiana refinery (the "Refinery") was going through a construction and operational testing period throughout the first quarter 1998 and had minimal sales as a result. During the entire first of quarter of 1999, all major construction and testing had been completed and, except for the relatively low level of production during this off-season quarter, the Company's asphalt operations proceeded in a more normal course of business. The Company did not acquire any crude oil during the first quarter of 1999, choosing instead to purchase cheaper wholesale asphalt for blending with additives to produce higher-margin, technologically-advanced polymerized performance grade ("PG") asphalt products. Consequently, it operated its crude unit only during a portion of January 1999 and, and a result, had minimal light-end sales during the period, which were processed from crude oil feedstocks remaining from 1998 inventories. Asphalt sales during the first quarter of 1999 accounted for approximately $1,450,000, or 78% of sales, with sales of light-end refined products, such as vacuum gas oil, naphtha and diesel, accounting for the remainder. Cost of sales for asphalt and light-end products approximated $1,160,000 and $473,000, respectively.

There were no sales at the Company's St. Marks, Florida refinery during the first quarter of 1999, primarily due to the high cost of transportation of products from Lake Charles, which made operations at St. Marks during this period uneconomical. However, this problem should be minimized or negated in the future with the implementation of the Company's asphalt barge operations in the second quarter this year.

Approximately two-thirds of the Company's asphalt sales during the first quarter of 1999 were PG-grade products.

The Company's strategy is to emphasize the production and marketing of high-margin PG-grade products during 1999. The low-margin segment of the business, i.e. wholesale asphalt, conventional asphalts, and light ends, will be kept to a minimum. While this strategy could reduce total revenues from anticipated levels in 1999, it is expected to produce higher operating cash income during the year. However, total sales, as well as margins, should be positively impacted by increased demand for asphalt in 1999. For example, wholesale asphalt prices have increased 40% since January 1999 but, even at this level, margins for wholesale asphalt are still far below those of PG-grade products.

The U.S. Government's new Transportation and Equity Act ("TEA"), anticipated shortages of asphalt in the northern states, and reduced supplies of heavy crude by OPEC and other producing countries, are expected to cause demand for asphalt to grow significantly in 1999, particularly for the technologically-advanced polymer products. TEA authorizes $173 billion through 2003 for construction and maintenance of federal highways, of which $32 billion is allocated to the states where the Company does business, a 61% increase over the prior spending bill. Even though the first quarter is typically slow with little asphalt demand, the Company had accumulated approximately $6.3 million in sales backlog as of April 30, 1999, over double the amount accumulated at this date last year.

Other Revenue:
-------------

Other revenues decreased approximately $27,000, or 40%, during the current quarter compared to the first quarter of 1998, primarily attributable to less interest income accrued from certain notes receivable, which were written off at year-end 1998.


General and administrative:
---------------------------

General and Administrative expenses, ("G&A") increased approximately $765,000 compared to the same period during 1998, primarily due to financing costs of $133,000, an increase of $265,000 in consulting expenses, a $84,000 increase in property taxes, and a $65,000 increase in property insurance expense in the first quarter of 1999 compared to the same period in 1998. In addition, the Company capitalized $391,000 of G&A in the first quarter of 1998, in connection with refurbishment of the Refinery, and none in 1999. These increases were partially offset by lower salaries and professional and legal fees in 1999 of $141,000 and $74,000, respectively.

Depreciation and Amortization increased approximately $177,000 during the current period compared to the same period last year due to the completion of the refinery construction and placing of new depreciable assets into service during the last quarter of 1998.

Interest expense increased by approximately $1,316,000 to $1,392,000 during the first quarter of 1999. Non-cash charges totaling $894,000 were recorded for financing costs related to the Company's convertible debentures outstanding during the current quarter. The Company capitalized $548,000 of these financing costs to its oil and gas and refinery projects during the current quarter compared to approximately $1,620,000 of interest capitalized in the first quarter of 1998.

Liquidity and Capital Resources
-------------------------------

During the first quarter ended March 31, 1999, the Company used a net amount of approximately $5,260,000 for operations, which reflects approximately $1,012,000 in non-cash provisions, including $444,000 in loan costs, issuance of stock in lieu of cash payments of $236,000 and depreciation and amortization of $332,000. Approximately $20,000 was used during the period to increase product and feedstock inventory and $3,000,000 was used to decrease accounts payable and accrued liabilities and to increase current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties and Refinery property and equipment of $855,000 and $673,000, respectively. Cash for operations was provided, in part, by proceeds from long and short-term debt of approximately $12,215,000, partially offset by cash used to repay long-term debt of $5,300,000.

In January and February 1999, the Company borrowed an aggregate of $11.8 million, $10 million of which is outstanding convertible debt due and payable in February 2004. A portion of the proceeds was used to reduce $3.5 million principal balance from the Company's outstanding 14% convertible debentures and a significant amount of current liabilities, including $1.3 million in excise tax and related interest due to the IRS, discussed below, and an aggregate of approximately $3 million in accounts payable at the Refinery and in Kazakstan.

Since December 1998, the Company has also arranged for an aggregate of almost $5 million in non-equity financing, secured by its accounts receivable, inventory, asphalt barge, and St. Marks facility, which it utilized to acquire feedstock, refurbish equipment and for other working capital needs.

During 1998, the Company reached an agreement to settle an ongoing dispute with the IRS, which called for the Company to pay $646,633 in excise taxes, plus interest incurred for the applicable periods dating back to 1989. As discussed above, in February 1999, the Company paid all remaining tax and interest due under this settlement of approximately $1.3 million.

During 1998, the Refinery was operated on a limited basis (less than 10% capacity) while extensive testing of equipment, various types of crude oil feedstocks, and asphaltic blends took place. These processes severely limited the Company's operating margins during the 1998 asphalt season. However, during the first quarter of 1999, the asphalt division was operated without the burden of construction and testing processes and consequently, its margins improved significantly, even though it operated at very low levels during the off-season first quarter, typically a slow period in the asphalt industry. The Company expects its margins and cash flow to continue to be stronger for the second quarter of 1999 than in the same period last year.

As mentioned above, as of April 30, 1999, the Company had a backlog of asphalt sales of approximately $6.3 million, over twice the amount accumulated at this time last year. The Company expects to operate the crude unit on a spot basis during 1999. Coupled with currently-available sources of non-equity financing, the Company would expect sufficient positive operating margins to support most of the Refinery's operational requirements in 1999. As operations at the Refinery expand during 1999, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support all of its domestic operations and minimal work program in Kazakstan.

The Company recently retained a major investment banking firm to assist it in locating a joint venture partner and financing for its Kazakstan concessions. Depending on the timing and success of this process, the Company intends to be very conservative with its expenditures overseas during 1999. As of April 1999, the Company's existing working capital was insufficient to provide it with all of the capital it may require to complete its minimum work program for 1999. However, the Company believes it can obtain a deferral of these minimum requirements. If it is unable to obtain the necessary financing to meet these requirements or if it is unable to obtain a deferral thereof, certain projects, expansions and other activities in Kazakstan could be delayed or cancelled.

The Company is seeking high yield debt financing to supplement it's cash flow from operations during 1999. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks and AIM, or from a joint venture partner in Kazakstan, to support its operations during 1999, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations at current levels could be materially and adversely effected.

Y2K Issues
----------

The Company has been addressing the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year relating to the year 2000, ("Y2K") and has engaged outside computer consultants to assist it with its evaluation. The Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with the issue would have a material impact on the Company's ability to continue to operate on an uninterrupted basis. The Company has assessed its internal programs and hardware and concluded that all of its systems are, or will be, in compliance prior to year-end. Should the Company experience any such problems with regards to its internal systems, it has estimated that in a worst-case scenario the aggregate cost to mitigate any related problems would not exceed $75,000.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

On January 21, 1999, the Company issued a six-month $1.8 million bridge note in a private placement to a single "accredited investor", (the "Investor"), within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the issuance of this note, the Company issued a five-year warrant to purchase 200,000 shares of the Company's common stock with an exercise price of $1.06 per share. The bridge note and warrant were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

On February 18, 1999, the Company issued and sold $10,000,000 principal amount of its 5% convertible secured debentures due 2004 (the "Debenture") and warrant to purchase 2,000,000 shares of common stock at an exercise price of $2.58 per share to an institutional investor for a purchase price of $10,000,000. The Debenture and warrant were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D. The Debenture bears interest at the rate of 5% per annum, payable on the last day of each calendar quarter, commencing March 31, 1999, and is payable on February 18, 2004, or earlier upon acceleration following the occurrence of an event of default.

The Debenture is convertible into shares of the Company's common stock, at the option of the holder thereof, commencing August 17, 1999, subject to the limitations stated below. The Conversion price is equal to the lesser of $1.288 and 85% of the average of the lowest three daily weighted average sales prices of the common stock for the 20 trading days prior to the date upon which the holder gives notice of conversion. The right of conversion is subject the following limitations:

    1. The holder may convert the Debenture prior to August 17, 1999 if the closing bid price of the common stock is at least $1.55 per share for five consecutive trading days, except that the number of shares converted and sold on any one day prior to August 17, 1999 may not exceed 10% of the daily sales volume of the common stock.

    2. The number of shares of common stock that the holder may acquire upon conversion of the Debentures, together with shares beneficially owned by the holder and its affiliates, may not exceed 4.9% of the total outstanding shares of common stock. The holder may change this limitation upon 61 days prior notice to the Company or immediately following a change in control of the Company.

    3. The number of shares of common stock that the holder may acquire upon conversion of the Debenture may not exceed 19.9% of the shares outstanding on February 18, 1999, the date upon which the convertible debentures were issued, unless and until stockholders approve the issuance upon conversion of more than 19.9%, as required by the rules of The Nasdaq Stock Market, Inc.

On March 15, 1999, the Company issued 40,000 restricted shares of its common stock to a consultant as partial consideration for services rendered on behalf of the Company. These shares were issued pursuant to the exemption from registration requirements of the Securities Act provided by Section 4(2) of the Securities Act.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                  4.1 Convertible Debenture Purchase Agreement dated February 11, 1999. (1)

                  4.2 Form of 5% Convertible Secured Debenture, as amended. (1)

                  4.3      Form of Warrant. (1)

                  4.4      Form of Registration Rights Agreement. (1)

                  4.5      Form of Mortgage and Security Agreement. (1)

                  27.1     Financial Data Schedule.

         (1) Incorporated herein by reference to the Registrant's Form 8K/A dated April 26, 1999.


         (b)      Reports on Form 8-K

                  Form 8-K dated March 1, 1999, as amended April 26, 1999, reporting the sale of $10 million principal amount of 5% Convertible Secured Debentures due February 18, 2004.

                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 1999

                                                    AMERICAN INTERNATIONAL
                                                    PETROLEUM CORPORATION

                                                    By /s/ Denis J. Fitzpatrick
                                                       -------------------------
                                                         Denis J. Fitzpatrick
                                                         Chief Financial Officer

                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                      DESCRIPTION
------                                      -----------

27.1              Financial Data Schedule.