Form 10-K/A
period 1998-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-06-22
CIK 799119

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A

                                AMENDMENT NO. 2
                                       TO
    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1998


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

Liquidity and Capital Resources

During the year ended December 31, 1998, the Company used a net amount of approximately $624,000 for operations, which reflects approximately $4,570,000 in non-cash provisions, including depreciation, depletion and amortization of $2,473,000 and $1,494,000 in provision for bad debts. Approximately $799,000 was used during the period to increase product and feedstock inventory and $2,968,000 was provided by an increase in accounts payable and accrued liabilities and approximately $1,740,000 was provided by a reduction of current assets other than cash and inventory. Additional uses of funds during 1998 included additions to oil and gas properties and Refinery property and equipment of $8,512,000 and $8,578,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of certain warrants and options and the sale of marketable securities of $738,000 and $377,000, respectively, and from proceeds from long and short-term debt of approximately $13,847,000. The Company was recently notified that MIP has defaulted on its senior notes to its lenders and its common stock has been delisted from the Toronto Stock Exchange. In addition, its recent payment due to the Company in February 1999 of $1.5 million, plus accrued interest for the fourth quarter of 1998, was not made as scheduled. Therefore, the Company has provided an allowance for these amounts as of December 31, 1998. The Company intends to continue to pursue payment from MIP for all amounts due.

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
                      -------------------------------------


                                                                        For the years ended December 31,
                                                                  -------------------------------------------
                                                                      1998           1997            1996
                                                                      ----           ----            ----
Cash flows from operating activities:
  Net loss                                                        $(9,103,113)   $(17,953,621)   $(4,652,207)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                          2,472,751       5,125,934      2,551,504
     Accretion of premium on notes receivable                        (208,886)       (167,167)          --
     Write-down of oil and gas properties                                  --              --        200,000
     Provision for bad debts                                        1,493,750              --        682,072
     Realized and unrealized loss on marketable securities            359,325       6,053,298             --
     Loss on sale  of subsidiaries                                         --         563,667             --
     Issuance of stock for compensation expense                       196,900          40,000        424,063
     Forgiveness of debt                                                   --         (50,342)            --
     Compensatory stock options                                            --         744,700             --
     Issuance of stock and options for services                       255,814         247,607             --
     Changes in assets and liabilities:
        Accounts and notes receivable                               1,313,816          57,835       (681,659)
        Inventory                                                    (798,974)       (698,746)        44,992
        Prepaid and other                                             426,060      (1,387,484)      (370,274)
        Accounts payable and accrued liabilities                    2,968,458         (16,688)     2,352,361
                                                                  -----------    ------------    -----------
            Net cash provided by (used in) operating activities      (624,099)     (7,441,007)       550,852
                                                                  -----------    ------------    -----------
Cash flows from investing activities:
  Additions to oil and gas properties                              (8,512,328)     (2,663,694)    (1,590,165)
  Additions to refinery property and equipment                     (8,578,049)     (5,581,714)    (1,713,188)
  Proceeds from sales of marketable securities                        376,633       1,979,494             --
  Proceeds from sale of subsidiaries                                       --       1,764,548             --
  Additions to other long term assets                                (592,444)        (94,191)       (10,176)
                                                                  -----------    ------------    -----------
             Net cash used in investing activities                (17,306,188)     (4,595,557)    (3,313,529)
                                                                  -----------    ------------    -----------
Cash flows from financing activities:
  Cash - restricted, loan collateral                                       --              --         65,201
  Net increase (decrease) in notes payable                          1,725,350        (237,162)       170,403
  Increase in Notes payable - officers                                266,850              --             --
  Repayments of long-term debt                                             --      (5,791,420)    (1,434,278)
  Proceeds from issuance of common stock and
    warrants, net                                                          --         447,810        745,302
  Proceeds from exercise of stock warrants
    and options                                                       738,482       1,272,333             --
  Proceeds from issuance of debentures, net                        11,855,000      20,055,295      3,064,889
                                                                  -----------    ------------    -----------
             Net cash provided by financing activities             14,585,682      15,746,856      2,611,517
                                                                  -----------    ------------    -----------
Net increase (decrease) in cash and
  cash equivalents                                                 (3,344,605)      3,710,292       (151,160)
Cash and cash equivalents at beginning of year                      3,721,350          11,058        162,218
                                                                  -----------    ------------    -----------

Cash and cash equivalents at end of year                          $   376,745    $  3,721,350    $    11,058
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


Dated:  June 21, 1999


                                                  By:  /s/ Denis J. Fitzpatrick
                                                       -------------------------
                                                       Denis J. Fitzpatrick
                                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:



By:  /s/ George N. Faris                                  Date:  June 21, 1999
     ----------------------------
     George N. Faris, Chairman
     of the Board of Directors
     and Chief Executive Officer

By:  /s/ Denis J. Fitzpatrick                             Date:  June 21, 1999
     ----------------------------
     Denis J. Fitzpatrick
     Vice President, Secretary,
     Principal Financial and
     Accounting Officer

By:                                                       Date:
     ----------------------------
     Donald G. Rynne, Director

By:  /s/ Daniel Y. Kim                                    Date:  June 21, 1999
     ----------------------------
     Daniel Y. Kim, Director

By:  /s/ William R. Smart                                 Date:  June 21, 1999
     ----------------------------
     William R. Smart, Director

By:  /s/ Richard W. Murphy                                Date:  June 21, 1999
     ----------------------------
     Richard W. Murphy, Director

                                  Exhibit Index

Exhibit
Number              Description
------              -----------


21.1*               Subsidiaries of the Registrant

27.1*               Financial Data Schedule


----------
* Previously Filed.