Form 10-Q
period 1999-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-08-16
CIK 799119

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended       June 30, 1999
                                      -----------------------

Commission File number              No. 0-14905
                          ----------------------------------------------------


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Nevada                                             13-3130236
-------------------------------                    ----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


              444 MADISON AVENUE, NEW YORK, NEW YORK     10022
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


Yes  X                         No
     -------------               -----------------


The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of August 16, 1999 is 74,531,859 shares.

             AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                       June 30,             December 31,
                                                                         1999                  1998
                                                                    -------------         -------------
                                                                      (Unaudited)
                                 Assets
Current assets:
  Cash and cash equivalents                                         $     234,025         $     376,745
  Accounts and notes receivable, net                                    1,092,812               548,442
  Inventory                                                             1,154,022             1,554,694
  Deferred financing costs                                                329,492                 8,563
  Prepaid expenses                                                      1,845,210               829,654
                                                                    -------------         -------------
       Total current assets                                             4,655,561             3,318,098
                                                                    -------------         -------------
Property, plant and equipment:
  Unevaluated oil and gas property                                     26,126,331            23,438,886
  Refinery property and equipment                                      37,955,930            36,935,705
  Other                                                                   779,448               626,910
                                                                    -------------         -------------
                                                                       64,861,709            61,001,501
Less - accumulated depreciation, depletion
 and amortization                                                      (5,502,229)           (4,707,103)
                                                                    -------------         -------------
       Net property, plant and equipment                               59,359,480            56,294,398
Notes receivable, less current portion                                  1,185,448             1,118,200
Other long-term assets, net                                                37,500               130,638
                                                                    -------------         -------------

       Total assets                                                 $  65,237,989         $  60,861,334
                                                                    =============         =============

                  Liabilities and Stockholders' Equity
Current liabilities:
  Current portion of long-term debt and short term debt             $   3,199,630         $        --
  Notes payable - trade                                                 1,767,602             1,725,350
  Notes payable - officers and directors                                  490,000               266,850
  Accounts payable                                                      2,299,624             4,081,557
  Accrued liabilities                                                     954,201             2,146,449
                                                                    -------------         -------------
       Total current liabilities                                        8,711,057             8,220,206
Long-term debt                                                          8,549,085             6,110,961
                                                                    -------------         -------------
       Total liabilities                                               17,260,142            14,331,167
                                                                    -------------         -------------


Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 100,000,000 shares
    authorized,  72,159,275 and 65,992,328 shares issued and
    outstanding at June 30, 1999 and December 31, 1998,
    respectively                                                        5,772,742             5,279,385
  Additional paid-in capital                                          137,733,037           129,711,531
  Accumulated deficit                                                 (95,527,932)          (88,460,749)
                                                                    -------------         -------------
       Total stockholders' equity                                      47,977,847            46,530,167
                                                                    -------------         -------------

Total liabilities and stockholders' equity                          $  65,237,989         $  60,861,334
                                                                    =============         =============



The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                    1999                 1998
                                                               ------------         ------------
Revenues:
  Refinery operating revenues                                  $  2,156,652         $  2,603,001
  Other                                                              36,669              157,478
                                                               ------------         ------------
       Total revenues                                             2,193,321            2,760,479
                                                               ------------         ------------
Expenses:
  Operating and product cost                                      2,508,173            2,541,563
  General and administrative                                      1,644,867              874,685
  Depreciation, depletion and
   amortization                                                     462,916              279,965
  Interest                                                        1,607,403               76,401
  Unrealized and realized loss on marketable securities                --                192,747
                                                               ------------         ------------
       Total expenses                                             6,223,359            3,965,361
                                                               ------------         ------------

Net loss                                                       $ (4,030,038)        $ (1,204,882)
                                                               ============         ============

Net loss per share of common stock - basic and diluted         $      (0.06)        $      (0.02)
                                                               ============         ============

Weighted-average number of shares
 of common stock outstanding                                     69,611,930           52,176,697
                                                               ============         ============





The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                  1999                    1998
                                                                  ----                    ----

Revenues:
  Refinery operating revenues                                  $  4,020,158         $  3,040,621
  Other                                                              78,051              225,903
                                                               ------------         ------------
       Total revenues                                             4,098,209            3,266,524
                                                               ------------         ------------
Expenses:
  Operating and product cost                                      4,141,664            2,844,711
  General and administrative                                      3,229,030            1,693,568
  Depreciation, depletion and
   amortization                                                     795,126              434,930
  Interest                                                        2,999,572              152,801
  Unrealized and realized loss on marketable securities                --                192,747
                                                               ------------         ------------
       Total expenses                                            11,165,392            5,318,757
                                                               ------------         ------------

Net loss                                                       $ (7,067,183)        $ (2,052,233)
                                                               ============         ============

Net loss per share of common stock - basic and diluted         $      (0.10)        $      (0.04)
                                                               ============         ============

Weighted-average number of shares
 of common stock outstanding                                     67,479,328           50,175,072
                                                               ============         ============






The accompanying notes are an integral part of these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                                                                 Additional
                                                          Common stock            paid-in        Accumulated
                                                    Shares           Amount       capital          deficit            Total
                                                 -----------    ------------    ------------    ------------     ------------
Balance, January 1, 1999                          65,992,328    $  5,279,385    $129,711,531    $(88,460,749)    $ 46,530,167

Conversions of debentures                          2,093,269         167,462       1,189,017            --          1,356,479
Issuance of stock in lieu of current
    liabilities                                    1,347,690         107,815       1,259,257            --          1,367,072
Issuance of stock and options for services           443,919          35,514         385,724            --            421,238
Issuance of stock for property and equipment         790,000          63,200         973,466            --          1,036,666
Issuance of stock options and warrants                  --              --         1,243,903            --          1,243,903
Imputed interest on debentures
     convertible at a discount to market                --              --         1,764,705            --          1,764,705
Options and warrants exercised                       492,069          39,366         191,634            --            231,000
Issuance of stock for collaeral on debt            1,000,000          80,000       1,013,800            --          1,093,800
Net loss                                                --              --              --        (7,067,183)      (7,067,183)
                                                 -----------    ------------    ------------    ------------     ------------

Balance, June 30, 1999                            72,159,275    $  5,772,742    $137,733,037    $(95,527,932)    $ 47,977,847
                                                 ===========    ============    ============    ============     ============







The accompanying notes are an integral part of this consolidated financial statement.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 30,
                                   (Unaudited)

                                                                           1999                1998
                                                                    ------------           ------------

Cash flows from operating activities:
  Net loss                                                          $ (7,067,183)          $ (2,052,233)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation,  amortization and  accretion of
        discount on debt                                               2,205,939                434,930
     Accretion of premium on notes receivable                            (25,302)               (85,132)
     Realized and unrealized loss on marketable securities                  --                  192,747
     Issuance of common stock and options  for services                  421,238                196,900
     Changes in assets and liabilities:
        Accounts and notes receivable                                   (544,370)               108,725
        Inventory                                                        400,672             (1,866,040)
        Prepaid and other                                               (281,896)               943,466
        Accounts payable and accrued liabilities                      (1,628,380)             1,545,527
                                                                    ------------           ------------
            Net cash used in operating activities                     (6,519,282)              (581,110)
                                                                    ------------           ------------
Cash flows from investing activities:
  Additions to oil and gas properties                                 (1,365,996)            (6,339,567)
  Additions to refinery property and equipment                          (757,222)            (6,580,880)
  Proceeds from sale of marketable securities                               --                  289,473
  Other                                                                 (183,226)                 6,169
                                                                    ------------           ------------
             Net cash used in investing activities                    (2,306,444)           (12,624,805)
                                                                    ------------           ------------
Cash flows from financing activities:
  Net increase in notes payable                                           42,252                   --
  Increase in short term debt                                          1,686,604                   --
  Increase in notes payable - officers                                   223,150                   --
  Proceeds from long-term debt                                        10,000,000             11,880,000
  Repayments of long-term debt                                        (3,500,000)                  --
  Proceeds from exercise of stock warrants
    and options                                                          231,000                759,166
                                                                    ------------           ------------
             Net cash provided by financing activities                 8,683,006             12,639,166
                                                                    ------------           ------------

Net decrease in cash and cash equivalents                               (142,720)              (566,749)
Cash and cash equivalents at beginning of period                         376,745              3,721,350
                                                                    ------------           ------------

Cash and cash equivalents at end of period                          $    234,025           $  3,154,601
                                                                    ============           ============




The accompanying notes are an integral part of these consolidated financial statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999

1.       Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1999, the results of operations and cash flows for the three and six month periods ended June 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1998 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1998 Annual Report on Form 10-K.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

Results of Operations

Although the Company has two major segments of its business, refining and oil and gas exploration and development, it has had no oil and gas production operations since the first quarter of 1997 when it sold its South American wholly-owned oil and gas subsidiaries. Since this sale, the Company's oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. The Company has yet to implement oil and/or gas production operations in Kazakstan or elsewhere. At that point in time, the Company will include a more detailed discussion of the oil and gas exploration and development segment of its business. Until then, the Company will only include a discussion of operations in effect during the current reporting period, i.e., its refining and asphalt operations.

For the Three Months Ended June 30, 1999 as compared to the Three Months Ended June 30, 1998

Oil and Gas Operations:

The Company has not had any oil and gas operating or producing fields since it sold it's South American operations in Colombia and Peru in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during the second quarters of 1998 or 1999.

Refinery Operations:

During the three months ended June 30, 1999, the Company had revenues of approximately $2,157,000 compared to revenues of approximately $2,116,000 for the same period during 1998. Operating and inventory costs attributed to the related revenues for the three months ended June 30, 1999 were approximately $2,475,000 compared to approximately $2,116,000 for the same period in 1998. The increase in operating and inventory costs during the current quarter is partially attributable to the increase in world oil prices and the non-availability of certain types of crude oil during the first six months of 1999, the subsequent increase in asphalt feed stock prices that the Company has incurred for its asphalt, and to an increase in operating costs to maintain the refinery. Due to the significant increase in world oil prices during the first six months of 1999 it has not been economically feasible for the Company to purchase and process crude oil through its refining unit to manufacture asphalt at this time. The Company has been purchasing general grade asphalt on a spot basis to blend and supply various grades of asphalt to its customers. Even though the Company has not operated the refining unit since January of this year, the Company has had to maintain the unit in a state of readiness during this period and thus it is currently experiencing additional operating overhead costs attributed to maintaining the refining unit. Subject to favorable economic conditions, the Company plans to utilize the refining unit during the fourth quarter this year. If the refining unit does not commence operations at that time appropriate measures will be taken to reduce the operating costs to maintain the unit. Additionally, costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock type and prices, and from the Company's product mix, which are determined over time as the Company's markets are developed and redefined in the different areas it services.

The Refinery's terminal in St. Marks Florida was not operational and had no revenues and incurred approximately $33,000 of maintenance costs for the three months ended June 30, 1999 compared to operating revenues of approximately $487,000 with associated operating costs of approximately $399,000 for the same period in 1998. Taking into consideration the increase in oil prices, as previously discussed, and its relative impact on product costs, the Company determined it to be more economically feasible to direct its sales efforts to the high demand, high quality and high margin asphalt in the Louisiana and Texas markets rather than shipping lower margin conventional asphalt for sale into the St. Marks, Florida market.

Other Revenue:

Other revenues decreased approximately $121,000 during the second quarter of 1999 compared to the same period in 1998. A decrease of approximately $43,000 of interest income during the current period compared to the same period last year is attributable to the write off of certain notes receivable at December 31, 1998. Approximately $78,000 of the decrease is due to a decrease in interest income from substantially less funds being on deposit during the current period compared to the same period last year.

General and Administrative:

Actual General and Administrative expenses, ("G&A") increased approximately $584,000 excluding $186,000 of G&A expenses capitalized during the same quarter of 1998 in connection with construction at the Refinery during the second quarter of 1998. During the current quarter compared to the same quarter last year, payroll and related employee expenses increased by approximately $613,000 which includes approximately $180,000 of non-cash stock bonuses issued to key employees, general insurance costs increased approximately $47,000 due to increased coverage on new asset additions made during 1998, rent expenses increased by $91,000, property taxes decreased approximately $106,000 due to certain tax exemptions, and investor relations costs decreased by approximately $105,000 due to timing differences.

Depreciation, Depletion, and Amortization:

Depreciation, Depletion, and Amortization increased approximately $183,000 during the current quarter compared to the same quarter last year and is primarily attributable to new additions at the Company's refinery placed into service during 1998.

Interest Expense:

Interest expense increased by approximately $1,531,000 during the second quarter of 1999 compared to the same period last year. Interest expense for the quarter ended June 30, 1999 represented non-cash interest of $1,090,000 related to the Company's borrowings outstanding at December 31, 1998 and its long and short-term debt incurred during the first six months of 1999. Recorded interest expense for the three months ended June 30, 1999 was approximately $1,469,000 less than for the same period during 1998, during which the Company had capitalized approximately $3 million of non-cash interest relating to costs incurred by the Company for its oil and gas and refinery projects.

For the Six Months Ended June 30, 1999 as compared to the Six Months Ended June 30, 1998

Oil and Gas Operations:

During the first six months of 1999 and 1998, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations in this period.

Refinery Operations:

During the first six months of 1999, refinery revenues increased approximately $1,466,000 to $4,020,000 compared to $2,554,000 during the first six months of 1998. Operating and inventory costs associated with these revenues were approximately $4,142,000 and $2,446,000 for the first six months of 1999 and 1998, respectively. The increase in the operating and inventory costs is primarily due to the increase in the world oil prices, as previously discussed in the three-month discussion.

The Refinery's terminal operations in St. Marks Florida, which commenced in June 1998, was not operational during the first six months of 1999 and therefore had no revenues during this period compared to approximately $487,000 of revenues during the same period last year and associated operating and direct costs of inventory of approximately $399,000, all in the second quarter of 1998. As previously discussed in the three-month discussion, the Company directed its sales efforts into the Texas and Louisiana asphalt markets.

Other Revenue:

Other revenues decreased approximately $148,000, to $78,000 during the first six months of 1999 compared to the same period in 1998. The decrease is due primarily to the Company having substantially fewer funds on deposit during the current quarter compared to the same period last year. Approximately $60,000 is due to the decrease in accretion of income on certain note receivables, which were reserved at the end of 1998.

General and administrative:

Actual General and Administrative, ("G&A") expenses increased approximately $958,000, and with the effect of a decrease in the current period of $578,000 of capitalized general and administrative expenses which were recorded during this same period in 1998, the increase approximated $1,535,000 during the first six months of 1999 compared to the same six month period in 1998. General and administrative expenses have increased due to the increased activity of the Company in its refinery operations and oil and gas activity. Certain G&A expense have increased and decreased during the first six months of 1999 compared to the same period during 1998 as follows: Payroll and related employee expenses increased by approximately $475,000 which includes approximately $180,000 of non-cash stock bonuses issued to key employees, general insurance costs increased by approximately $95,000 due to increased coverage of new asset additions placed in service during 1998, rent expenses increased approximately $131,000, investor relations costs increased by approximately $160,000, bond costs increased approximately $110,000 due to the Company's financing activities, and professional fees decreased approximately $88,000.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization increased approximately $360,000 during the current period compared to the same period last year, and are primarily attributable to new additions at the Company's refinery during 1998.

Interest Expense:

Interest expense increased by approximately $2,847,000 to approximately $3,000,000 during the first six months of 1999 compared to the first six months of 1998. The Company actually incurred approximately $3,547,000 of interest expense during the first six months of 1999 compared to actual interest expense incurred of $4,869,000 during the same period in 1998. The Company capitalized approximately $547,000 and $4,716,000 of non-cash interest expense during the first six months of 1999 and 1998, respectively, relating to costs associated with its financing activities, the proceeds from which were utilized by the Company for its oil and gas and Refinery projects.

Liquidity and Capital Resources

During the six months ended June 30, 1999, the Company used a net amount of approximately $4,833,000 for operations, which reflects approximately $2,602,000 in non-cash provisions, including the issuance of stock in lieu of cash payments for services of $421,000 and depreciation, amortization, and accretion of discounts and premium of $2,181,000. Approximately $2,054,000 was used during the period to decrease product and feedtock inventory, accounts payable and accrued liabilities, and to increase current assets other than cash. Additional uses of funds during the period included additions to oil and gas properties and Refinery property and equipment of $1,366,000 and $757,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of stock options and warrants of $231,000 and from long short-term debt of approximately $11,952,000, partially offset by cash used to repay long-term debt of $3,500,000.

Since December 1998, the Company has borrowed an aggregate of approximately $6.4 million in non-equity financing, (secured by its accounts receivable, inventory, asphalt barge, and the St. Marks facility), which it utilized to acquire feedstock, refurbish equipment and for other working capital needs.

A convertible debenture with an aggregate outstanding balance of approximately $1,530,000, due and payable to the Company on February 25, 1999, was not paid by the maker, Mercantile Colombia Oil and Gas Inc. The Company recently filed suit to recover all amounts due. See Part II. Item 1. "Legal Proceedings".

In February 1999, the Company sold a $10 million convertible debenture due and payable in February 2004. A portion of the proceeds was used to reduce $3.5 million of principal balance from the Company's outstanding 14% convertible debentures and a significant amount of current liabilities, including $1.3 million in excise tax and related interest due to the IRS, and an aggregate of approximately $3 million for working capital for the Refinery and in Kazakstan.

During 1998, the Refinery was operated on a limited basis (less than 10% capacity) while extensive testing of equipment, various types of crude oil feedstocks, and asphaltic blends took place. These processes severely limited the Company's operating margins during the 1998 asphalt season. However, during the first quarter of 1999, the asphalt division was operated without the burden of construction and testing processes and consequently, its asphalt margins improved even though it operated at very low levels during the off-season first quarter, typically a slow period in the asphalt industry.

The Company had expected its margins and cash flow to continue to be stronger for the second quarter of 1999 than in the same period last year. However, this did not occur. Because of the higher cost and reduced supplies of the heavy crude oils it utilizes as feedstock for asphalt manufacturing, the Company has been purchasing wholesale asphalts from various sources and blending these asphalts with additives and other asphalts for sale to its customers. The reduction in the supply of heavy oil was the direct result of OPEC, Mexico and Venezuela's strategy to obtain an increase in the world's crude oil prices. When these countries cut back on the supply, they naturally reduce the availability of the lower-priced heavy crudes - hence the supply shortages the company and the rest of the industry is now experiencing.

Since the Company is blending asphalt and not processing crude oil, its crude unit has been idle for most of 1999, consequently, the Company has had minimal light-end revenues. In addition, because of the resultant lower throughput volumes, increased costs for feedstock, and the fact that expected increases in its product prices resulting from high crude oil prices did not occur, cash flows derived from the Company's asphalt sales have been lower during the first half of 1999 compared to the same period last year.

However, the expected increase in demand for asphalt has begun to materialize, with the implementation on July 1, 1999 of the Federal governments "TEA 21 Act", a $216 billion transportation bill, of which $32 billion is earmarked for the states in which the Company does business. The Company's sales volumes, particularly for polymerized asphalts, have increased significantly during July 1999. In addition, its product prices have begun to rise. These factors indicate that the second half of 1999 should reflect improved asphalt revenues over those so far this year.

Because of the dramatic reduction in crude oil feedstock supplies mentioned above, the Company expects to operate the crude unit on a spot basis during 1999, if at all. Coupled with currently-available sources of non-equity financing, the Company still expects sufficient positive operating margins to support most of the Refinery's operational requirements for the remainder of 1999. As operations at the Refinery expand, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support all of its domestic operations and minimal work programs in Kazakstan.

The Company is seeking a joint venture partner and financing for its Kazakstan concessions. Depending on the timing and success of this process, the Company intends to be very conservative with its expenditures overseas during 1999. As of August 1999, the Company's existing working capital was insufficient to provide it with all of the capital it may require to complete its minimum work program for 1999. However, the Company believes it can obtain a deferral of these minimum requirements. If it is unable to obtain the necessary financing to meet these requirements or if it is unable to obtain a deferral thereof, certain projects, expansions and other activities in Kazakstan could be delayed or cancelled.

The Company is seeking financing to supplement its cash flow from operations during 1999. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks, AIM, or from a joint venture partner in Kazakstan, to support its operations during 1999, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations at current levels could be materially and adversely effected.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

American International Petroleum Corporation vs. Mercantile Colombia Oil and Gas Inc. and Mercantile International Petroleum Inc.

A convertible debenture (the "Mercantile Debenture") with an aggregate outstanding balance of principal and accrued interest of approximately $1,530,000 due and payable to the Company on February 25, 1999 was not paid by the maker, Mercantile Colombia oil and Gas Inc. On July 28, 1999, the Company filed a lawsuit in the United States District Court Southern District of New York to recover all amounts due under the Mercantile Debenture. At this time, the Company is unable to determine the likelihood of recovering any or all of the amounts due.

Item 2.  Changes in Securities

In April 1999, the Company issued a six-month $1.825 million bridge note in a private placement to an "accredited investor" (the "Investor"), within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the issuance of this note, the Company issued five-year warrants to purchase up to 500,000 shares of the Company's common stock with an exercise price of $1.06 per share. The bridge note and warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

During the three months ended June 30, 1999, the Company issued 2,133,110 shares of Common Stock upon conversion of its 14% Convertible Notes due April 21, 2000 and 15,931 shares of Common Stock in payment of accrued interest on those Convertible Notes. The issuance of the shares upon conversion was exempt from registration pursuant to Section 3(a)(9) of the Securities Act and the issuance of shares in payment of accrued interest was exempt from registration pursuant to Rule 506 of Regulation D.

During the three months ended June 30, 1999, the Company issued an aggregate of 1,952,113 shares to fourteen business entities as consideration for services rendered on behalf of the Company. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Each of these entities represented its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the shares. Each entity had access to information about the Company and represented that it was a sophisticated investor.

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

Dated: August 16, 1999

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