Form 10-Q
period 1999-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-11-15
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

Commission File number No. 0-14905

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	13-3130236 (I.R.S. Employer Identification No.)

444 MADISON AVENUE, NEW YORK, NEW YORK 10022
(Address of principal executive offices) (Zip Code)

(212) 688-3333
(Registrant’s telephone number, including area code)

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

Yes  _X_         No  ___

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of November 5, 1999 is 78,782,584 shares.

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,175,590	$ 376,745
Accounts and notes receivable, net	1,142,413	548,442
Inventory	845,807	1,554,694
Deferred financing costs	572,139	8,563
Prepaid expenses	3,078,268	829,654

Total current assets	6,814,217	3,318,098

Property, plant and equipment:
Unevaluated oil and gas property	28,812,748	23,438,886
Refinery property and equipment	37,992,214	36,935,705
Other	811,006	626,910

	67,615,968	61,001,501
Less - accumulated depreciation, depletion
and amortization	(5,957,877)	(4,707,103)

Net property, plant and equipment	61,658,091	56,294,398
Notes receivable, less current portion	1,219,072	1,118,200
Other long-term assets, net	26,250	130,638

Total assets	$ 69,717,630	$ 60,861,334

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable - trade	$ 1,946,245	$ 1,725,350
Notes payable - officers and directors	240,000	266,850
Other short term debt and current portion of long-term debt	1,233,604	—
Accounts payable	2,898,378	4,081,557
Accrued liabilities	1,070,704	2,146,449

Total current liabilities	7,388,931	8,220,206
Long-term debt	13,435,859	6,110,961

Total liabilities	20,824,790	14,331,167

Stockholders’ equity:
Preferred stock, par value $0.01, 7,000,000 shares
authorized, none issued
Common stock, par value $.08, 100,000,000 shares
authorized, 76,535,262 and 65,992,328 shares issued and
outstanding at September 30, 1999 and December 31, 1998,
respectively	6,122,821	5,279,385
Additional paid-in capital	143,952,192	129,711,531
Common stock issued as collateral, held in escrow	(1,932,863)	—
Accumulated deficit	(100,182,173)	(88,460,749)

Total stockholders’ equity	47,959,977	46,530,167

Total liabilities and stockholders’ equity	$ 68,784,767	$ 60,861,334

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	1999	1998
Revenues:
Refinery operating revenues	$ 2,928,695	$ 5,841,274
Other	93,224	119,867

Total revenues	3,021,919	5,961,141

Expenses:
Operating and product costs	2,851,942	5,390,081
General and administrative	1,580,233	1,527,379
Depreciation, depletion and
amortization	455,647	325,965
Interest	2,788,338	1,392
Unrealized and realized loss on marketable securities	—	180,485

Total expenses	7,676,160	7,425,302

Net loss	$(4,654,241)	$(1,464,161)

Net loss per share of common stock - basic and diluted	$ (0.06)	$ (0.03)

Weighted-average number of shares
of common stock outstanding	73,997,705	54,591,690

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	1999	1998
Revenues:
Refinery operating revenues	$ 6,948,853	$ 8,881,895
Other	171,275	345,770

Total revenues	7,120,128	9,227,665

Expenses:
Operating and product costs	6,993,606	8,234,902
General and administrative	4,809,263	3,222,337
Depreciation, depletion and
amortization	1,250,773	760,895
Interest	5,787,910	154,193
Unrealized and realized loss on marketable securities	—	373,232

Total expenses	18,841,552	12,745,559

Net loss	$(11,721,424)	$(3,517,894)

Net loss per share of common stock - basis and diluted	$ (0.17)	$ (0.07)

Weighted-average number of shares
of common stock outstanding	69,675,997	51,663,456

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30,
(Unaudited)

	1999	1998
Cash flows from operating activities:
Net loss	$(11,721,424)	$(3,517,894)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, amortization and accretion of
discount on debt	4,886,549	760,392
Accretion of premium on notes receivable	(37,953)	(146,235)
Realized and unrealized loss on marketable securities	—	373,232
Issuance of common stock and options for services	742,488	196,900
Changes in assets and liabilities:
Accounts and notes receivable	(593,971)	(826,344)
Inventory	708,887	(1,436,261)
Prepaid and other	(906,222)	780,977
Accounts payable and accrued liabilities	(726,160)	4,182,239

Net cash provided (used) in operating activities	(7,647,806)	367,006

Cash flows from investing activities:
Additions to oil and gas properties	(3,827,413)	(7,109,397)
Additions to refinery property and equipment	(793,506)	(8,276,335)
Proceeds from sale of marketable securities	—	362,726
Other	(224,507)	(58,913)

Net cash used in investing activities	(4,845,426)	(15,081,919)

Cash flows from financing activities:
Net decrease in notes payable	(45,955)	—
Increase in short term debt	1,075,000	—
Increase in notes payable - officers and directors	240,000	—
Proceeds from long-term debt	14,750,000	11,880,000
Repayments of long-term debt	(3,500,000)	—
Proceeds from exercise of stock warrants and options	773,032	693,353

Net cash provided by financing activities	13,292,077	12,573,353

Net (increase) decrease in cash and cash equivalents	798,845	(2,141,560)
Cash and cash equivalents at beginning of period	376,745	3,721,350

Cash and cash equivalents at end of period	$ 1,175,590	$ 1,579,790

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common stock		Additional paid-in	Common Stock Held in	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total
Balance, January 1, 1999	65,992,328	$5,279,385	$129,711,531		$(88,460,749)	$ 46,530,167

Conversions of debentures	4,053,020	324,242	2,471,004		—	2,795,246
Issuance of stock in lieu of current
liabilities	1,553,926	124,315	1,429,720		—	1,554,035
Issuance of stock and options for services	648,919	51,914	690,574		—	742,488
Issuance of stock for property and equipment	1,090,000	87,200	1,174,466		—	1,261,666
Issuance of stock options and warrants	—	—	2,421,827		—	2,421,827
Imputed interest on debentures
convertible at a discount to market	—	—	2,602,940		—	2,602,940
Options and warrants exercised	1,302,069	104,166	668,866		—	773,032
Issuance of stock for collateral on debt	1,895,000	151,600	1,781,263	(1,932,863)	—	—
Net loss	—	—	—		(11,721,424)	(11,721,424)

Balance, September 30, 1999	76,535,262	$6,122,821	$142,952,192	$(1,932,863)	$(100,182,173)	$ 46,959,977

The accompanying notes are an integral part of this consolidated financial statement.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1999

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the “Company”) have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1999, the results of operations and cash flows for the three and nine month periods ended September 30, 1999 and 1998. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s 1998 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 1998 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended September 30, 1999 as compared to the Three Months Ended September 30, 1998

Oil and Gas Operations:

The Company has not had any oil and gas operating or producing fields since it sold it’s South American operations in Colombia and Peru in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during any periods of 1998 or 1999.

Refinery Operations:

During the three months ended September 30, 1999, the Company had revenues from its asphalt operations of approximately $2,929,000 compared to revenues of approximately $4,840,000 for the same period during 1998. Revenues from certain light-end other products decreased by approximately $2,179,000 during the current quarter compared to the same period in 1998. Operating and inventory costs attributed to the related revenues for the three months ended September 30, 1999 were approximately $2,811,000 compared to approximately $4,468,000 for the same period in 1998. The relative high operating and inventory costs during the current quarter is partially attributable to the increase in world oil prices and the non-availability of certain types of crude oil during the first nine months of 1999, the subsequent increase in asphalt feed stock prices that the Company has incurred for its asphalt, and to an increase in operating costs to maintain the refinery. Due to the significant increase in world oil prices during the first nine months of 1999 it has not been economically feasible for the Company to purchase and process crude oil through its crude unit to manufacture asphalt at this time. The Company has been purchasing general grade asphalt on a spot basis to blend and supply various grades of asphalt to its customers. Even though the Company has not operated the crude unit since January of this year, the Company has had to maintain the unit in a state of readiness during this period and thus it is currently experiencing additional operating overhead costs attributed to maintaining the crude unit. The Company does not plan to utilize the crude unit during the fourth quarter of this year, however, it may operate it for other companies for a fee. Such an arrangement would not preclude the Company from operating its vacuum unit or its asphalt blending business. If the crude unit does not commence operations in one form or another this year, appropriate measures will be taken to reduce the operating costs to maintain the unit. Additionally, costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock type and prices, and from the Company’s product mix, which are determined over time as the Company’s markets are developed and redefined in the different areas it services.

The Company’s terminal in St. Marks Florida was not operational and had no revenues but incurred approximately $23,000 of maintenance costs for the three months ended September 30, 1999 compared to operating revenues of approximately $1,000,000 with associated operating costs of approximately $922,000 for the same period in 1998. Taking into consideration the increase in oil prices, as previously discussed, and its relative impact on product costs, the Company determined it to be more economically feasible to direct its sales efforts to the high demand, high quality and high margin asphalt in the Louisiana and Texas markets rather than shipping lower margin conventional asphalt for sale into the St. Marks, Florida market.

Other Revenue:

Other revenues decreased approximately $27,000 during the third quarter of 1999 compared to the same period in 1998. This decrease is attributable to a decrease in interest income during the current period compared to the same period last year resulting from the write off of certain notes receivable at December 31, 1998.

General and Administrative:

Actual General and Administrative expenses, (“G & A”)increased approximately $53,000 during the current quarter compared to the same quarter last year. During the current quarter compared to the same quarter last year, payroll and related employee expenses decreased by approximately $170,000 which was due to a timing difference from the second quarter of this year compared to the same period last year general insurance costs increased approximately $41,000 due to increased coverage on new asset additions made during 1998, rent expenses increased by $81,000, investor relations costs increased approximately $21,000, and selling expenses increased by approximately $36,000, due to increased sales volumes of asphalt at the Company’s Lake Charles facility.

Depreciation, Depletion, and Amortization:

Depreciation, Depletion, and Amortization increased approximately $129,000 during the current quarter compared to the same quarter last year and is primarily attributable to new additions at the Company’s refinery placed into service during 1998.

Interest Expense:

Interest expense recorded during the third quarter of 1999 totaled approximately $2,788,000 compared to approximately $1,400,000 recorded during the same quarter in 1998. No interest was capitalized during the current quarter compared to approximately $1,056,000 of interest capitalized during the third quarter of 1998, related to costs incurred by the Company for its oil and gas and refinery projects. An additional increase in non-cash cash interest of approximately $1,671,000 recorded during the quarter ended 1999, compared to the same quarter in 1998, was related to the Company’s borrowings outstanding at December 31, 1998 and its long and short-term debt incurred during the first nine months of 1999.

For the Nine Months Ended September 30, 1999 as compared
to the Nine Months Ended September 30, 1998

Oil and Gas Operations:

During the first nine months of 1999 and 1998, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations in this period.

Refinery Operations:

During the first nine months of 1999, refinery asphalt revenues increased approximately $2,244,000 to approximately $6,478,000 compared to approximately $4,234,000 during the first nine months of 1998. Revenues from light-end sales and certain other products decreased by approximately $2,673,000 during the current year compared to the same period in 1998 due to the non-operation of the refining unit as previously discussed. Operating and inventory costs associated with these revenues were approximately $6,905,000 and $6,959,000 for the first nine months of 1999 and 1998, respectively. The decrease in certain light-end and other product sales and the high operating and inventory costs experienced during the first nine months of 1999 is primarily due to the increase in the world oil prices and the resultant effects on feedstock costs.

For reasons discussed above, the Company’s terminal operations in St. Marks Florida, which commenced in June 1998, was not operational during the first nine months of 1999 and therefore had no revenues during this period compared to approximately $1,486,000 of revenues during the same period last year and associated operating and direct costs of inventory of approximately $1,276,000, all in the second quarter of 1998. As previously discussed, the Company has concentrated its sales efforts into the Texas and Louisiana asphalt markets.

Other Revenue:

Other revenues decreased approximately $174,000, to $171,000 during the first nine months of 1999 compared to the same period in 1998,of which approximately $115,000 is due primarily to the Company having substantially fewer funds on deposit during the current period compared to the same period last year and $60,000 is due to the decrease in accretion of income on certain note receivables, which were reserved at the end of 1998.

General and administrative:

Actual General and Administrative, (“G & A”) expenses increased approximately $1,009,000, and with the effect of a decrease in the current period of $578,000 of capitalized general and administrative expenses which were recorded during this same period in 1998, the increase approximated $1,587,000 during the first nine months of 1999 compared to the same nine month period in 1998. General and administrative expenses have increased due to the increased activity associated with the Company’s asphalt operations and oil and gas activity. Certain G&A expenses increased during the first nine months of 1999 compared to the same period during 1998 as follows: Payroll and related employee expenses increased by approximately $305,000 which includes approximately $180,000 of non-cash stock bonuses issued to key employees, general insurance costs increased by approximately $137,000 due to increased coverage of new asset additions placed in service during 1998, rent expenses increased approximately $212,000, investor relations costs increased by approximately $182,000, bond costs increased approximately $104,000 due to the Company’s financing activities, and selling expenses increased by approximately $109,000 due to increased sales volumes of asphalt at the Company’s Lake Charles facility. These increases were partially offset by a decrease in travel expenses of approximately $44,000.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization increased approximately $490,000 during the current period compared to the same period last year, and is primarily attributable to increased depreciation expense related to new additions at the Company’s refinery during 1998.

Interest Expense:

Interest expense increased by approximately $5,634,000 to approximately $5,788,000 during the first nine months of 1999 compared to the first nine months of 1998. The Company actually incurred approximately $6,336,000 of interest expense during the first nine months of 1999 compared to actual interest expense incurred of $5,926,000 during the same period in 1998. The Company capitalized non-cash interest related to costs incurred for its oil and gas and refinery projects of approximately $547,000 and $5,772,000 during the first nine months of 1999 and 1998, respectively. Additional non-cash, non-capitalized interest of approximately $3,636,000 was recorded during the first nine months of 1999, which was related to the Company’s borrowings outstanding at December 31, 1998 and its long and short-term debt incurred during the first nine months of 1999.

Liquidity and Capital Resources

During the nine months ended September 30, 1999, the Company used a net amount of approximately $7,648,000 for operations, which reflects approximately $5,591,000 in non-cash provisions, including the issuance of stock in lieu of cash payments for services of $742,000 and depreciation, amortization, and accretion of discounts and premium of $4,849,000. Approximately $1,517,000 was used during the period to decrease product and feedstock inventory, accounts payable and accrued liabilities, and to increase current assets other than cash. Additional uses of funds during the period included additions to oil and gas properties and Refinery property and equipment of $3,827,000 and $794,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of stock options and warrants of $773,000 and from long and short-term debt of approximately $16,019,000, partially offset by cash used to repay long-term debt of $3,500,000.

Since December 1998, the Company has borrowed an aggregate of approximately $9 million in non-equity financing, most of which is secured by its accounts receivable, inventory, asphalt barge, and the St. Marks facility. It utilized the proceeds from these financings to acquire feedstock, refurbish equipment and for other working capital needs.

A convertible debenture with an aggregate outstanding balance of approximately $1,530,000, due and payable to the Company on February 25, 1999, was not paid by the maker, Mercantile Colombia Oil and Gas Inc. (“Mercantile”) and was fully reserved by the Company at December 31, 1998. The Company recently filed suit to recover all amounts due. (See Part II. Item 1. “Legal Proceedings”). However, the Company and Mercantile’s parent corporation are in the process of negotiating a settlement, whereby all principal and accrued interest would be paid to the Company over a certain period of time via monthly payments from the proceeds derived from Mercantile’s oil sales in Colombia. There can be no assurance at this time, however, that a satisfactory resolution of this issue will result.

During the first nine months of 1999, the Company sold an aggregate of $14.75 million of convertible debentures due and payable in 2004. A portion of the proceeds, supplemented by available operating cash income from the refining operations, was used to repay approximately $9.5 million in convertible and conventional debt and $1.3 million in excise taxes and accrued interest due to the IRS. The remainder was used for drilling, license fees and other activities in Kazakstan, for operations and additions to the Company’s refineries, and for working capital purposes.

During 1998, the Refinery was operated on a limited basis (less than 10% capacity) while extensive testing of equipment, various types of crude oil feedstocks, and asphaltic blends took place. These processes severely limited the Company’s operating margins during the 1998 asphalt season. However, during the first quarter of 1999, the asphalt division was operated without the burden of construction and testing processes and consequently, its asphalt margins improved even though it operated at very low levels during the off-season first quarter, typically a slow period in the asphalt industry.

The Company had expected its margins and cash flow to continue to be stronger for the remainder of 1999 than in 1998. However, this did not occur. Because of the higher cost and reduced supplies of the heavy crude oils it utilizes as feedstock for asphalt manufacturing, the Company has been purchasing wholesale asphalts from various sources and blending these asphalts with additives and other asphalts for sale to its customers. The reduction in the supply of heavy oil was the direct result of OPEC, Mexico and Venezuela’s strategy to obtain an increase in the world’s crude oil prices. When these countries cut back on the supply, they naturally reduce the availability of the lower-priced heavy crudes – hence the supply shortages the Company and the rest of the industry is now experiencing.

Since the Company is blending asphalt and not processing crude oil, its crude unit has been idle for most of 1999, consequently, the Company has had minimal revenues from light-end products. In addition, because of the resultant lower throughput volumes, increased costs for feedstock, and the fact that expected increases in its product prices resulting from high crude oil prices did not occur, cash flows derived from the Company’s asphalt sales have been lower during the first three quarters of 1999 compared to the same period last year.

However, the expected increase in demand for asphalt has begun to materialize, with the implementation this summer of the Federal government’s “TEA 21 Act”, a $216 billion transportation bill, of which $32 billion is earmarked for the states in which the Company does business. The percentage of the Company’s product mix applicable to its higher-margin polymerized asphalts have increased significantly to approximately 96% as the year has progressed. In addition, its product prices have begun to rise.

Because of the dramatic reduction in crude oil feedstock supplies, unless the Company agrees to operate its refining unit for other companies, as discussed above, it does not expect to operate the unit during 1999. However, coupled with currently-available sources of non-equity financing, the Company still expects sufficient positive operating margins to support most of its domestic operational requirements for the remainder of 1999. In addition, the Company is having discussions with various entities who have expressed an interest in utilizing the Company’s refining unit and/or its vacuum distillation unit via a lease or joint venture agreement, which operations would occur simultaneously with the Company’s asphalt blending operations. As operations at the Refinery expand, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its domestic operations and minimal work programs in Kazakstan.

Kazakstan

        License No. 1551:

In August 1999, the State Committee of the Republic of Kazakstan on Investments approved the Operations Contract for the development of the Shagryly-Shomyshty gas field (the “SS Field”) in accordance with the License No. 1551, awarded to the Company in April this year. The Operations Contract governs all aspects of the development of the field over the 30-year license period and provides the Company, which has a 100% working interest in the License, with guarantees for the right to export gas according to the petroleum code as well as the stability of taxes and economic provisions.

The 174,000 acre SS Field is located in the North Usturt Basin of Kazakstan, just northeast of the Company’s exploration License 953, acquired in 1997. The SS Field was discovered in 1966 and delineated with more than 50 exploration wells, all of which were logged and many flow tested. Over 20 stratigraphic/structural control wells were also drilled to obtain specific geological structure information.

At full production, the SS Field is expected to produce about 200 million cubic feet of gas per day. The Company’s 30-year license gives it a 100% working interest and is subject to a government royalty ranging from 1% to 1.5%, depending on the cumulative gas produced. The Field is a productive Upper Eocene sandstone gas reservoir at a depth of about 1,100 feet with an average gross thickness of about 95 feet and an average net thickness of about 26 feet, with continuous extension of approximately 17 miles in length. Field wide average porosity is 26% and the gas composition is 95% - 97% methane.

The Company recently received an evaluation of the SS Field from Ryder Scott Company, L.P. Petroleum Consultants in Houston. The evaluation reported significant amounts of recoverable gas. Upon completion of a gas sales agreement, which is currently under discussion, the Company could then move this gas to proved undeveloped status, which would establish a base upon which the Company could obtain development financing.

Front-end engineering design for the gas pipeline and field facilities have been completed by Paragon Engineering Inc., an affiliate of Halliburton. The development plan for the SS Field calls for the construction of a 60-mile, 30-inch diameter gas transmission line to the Beimen compressor station on the Srednyaya Azia-Center gas transmission line along with two, or possibly three, field gathering stations for the initial development of the Field. The Srednyaya Azia-Center pipeline system, with a capacity of approximately 6.5 billion cubic feet of gas per day, is the most cost effective route for European export or domestic sales.

The Company is preparing to drill the first production well to delineate the SS Field for expected development. This well will be cored, logged and flow tested to gather technical information important to the development design of the field and will be retained as a future production well.

The Company has initiated discussions with various foreign and domestic banks, bilateral and multilateral financial institutions and export credit agencies, suppliers, and other financial entities, regarding project financing and related risk coverage and guarantees for the SS Field development. The Company believes the SS Field to be an excellent candidate for project financing, once a gas sales contract is executed. The Company is also having discussion with various companies who have expressed an interest in participating with the Company in a joint venture to develop the SS Field.

Total capital requirements for the full development of the SS Field approximates $200 million, with future project revenues from existing recoverable gas, on a non-escalated price basis, projected at approximately three times the cost. The Company expects to be able to add to the existing amount of economically-recoverable gas as the portions of the field located on the flanks of the current economically productive “fairway” in the field are developed and/or as expected price escalation is achieved. Current net prices in Kazakstan are approximately $1.00 per thousand cubic feet of gas.

        License No. 953:

The Company recently tested the Altai #1 well, and drilled and tested the Altai #2 well, both located in its Chikaduk Gas Field in the northeastern section of License 953. Altai #1, drilled in the previous drilling season, was tested in the shallow Eocene gas formation and tested dry gas to the surface at approximately 100 MCF of gas per day. Altai #2 was drilled to 1050 meters to test formations down to the Cretaceous. The Cretaceous formation and Eocene formations proved non-productive; however, gas was indicated in a shallow zone of 325 to 435 meters. This work satisfies the 1999 work obligations and no additional field work is anticipated during this exploratory phase. The License’s exploration potential will continue to be examined and the Company is continuing its efforts to obtain one or more joint venture partners, which would be required before a full exploration program would commence at 953.

The Company is re-examining its Jurassic oil potential in License 953 in light of Chaparral Resources, Inc.’s success at Karakuduk, located 70 miles to the southwest of License 953. Chaparral’s recent confirmation well in the Karakuduk indicates potential commercial production from the Jurassic formation. The Company’s Jurassic structure, Begesh, has two wells that indicate similar Jurassic oil potential. The structure and wells will be re-examined for potential evaluation based on the current improved oil price environment.

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

Y2K Issues

The Company has been addressing the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year relating to the year 2000, (“Y2K”) and has engaged outside computer consultants to assist it with its evaluation. The Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with the issue would have a material impact on the Company’s ability to continue to operate on an uninterrupted basis. The Company has assessed its internal programs and hardware and concluded that all of its systems are, or will be, in compliance prior to year-end. Should the Company experience any such problems with regards to its internal systems, it has estimated that in a worst-case scenario the aggregate cost to mitigate any related problems would not exceed $75,000.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

American International Petroleum Corporation vs. Mercantile Colombia Oil and Gas Inc. and Mercantile International Petroleum Inc. (“MIP”)

A convertible debenture (the “Mercantile Debenture”) with an aggregate outstanding balance of principal and accrued interest of approximately $1,530,000 due and payable to the Company on February 25, 1999 was not paid by the maker, Mercantile Colombia oil and Gas Inc. On July 28, 1999, the Company filed a lawsuit in the United States District Court Southern District of New York to recover all amounts due under the Mercantile Debenture. The Company is currently negotiating a settlement with MIP (See Item 2 “Liquidity and Capital Resources”), however at this time, the Company is unable to determine the likelihood of recovering any or all of the amounts due.

Item 2. Changes in Securities

During the three months ended September 30, 1999, the Company issued and aggregate of 2,011,231 shares of Common Stock upon conversion of its 14% Convertible Notes due April 21, 2000 and payment of accrued interest on those Convertible Notes. The issuance of the shares was exempt from registration pursuant to Section 3(a)(9) of the Securities Act and the issuance of shares in payment of accrued interest was exempt from registration pursuant to Rule 506 of Regulation D.

During the three months ended September 30, 1999, the Company issued an aggregate of 1,508,968 shares to various business entities as consideration for services rendered on behalf of the Company. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Each of these entities represented its intention to acquire the shares for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the certificates for the shares. Each entity had access to information about the Company and represented that it was a sophisticated investor.

The Company also issued 810,000 shares to four warrant holders who exercised warrants during this period. Another 25,000 shares were issued to settle a lawsuit (See Item 5 “Other Events”), and 5,000 shares was issued to an employee as a signing bonus.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 27, 1999. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	Votes Cast
	For Election	Withheld Authority/Abstained
George N. Faris	60,092,175	3,072,636
Daniel Y. Kim	60,668,630	2,496,181
Donald G. Rynne	60,657,440	2,507,371
William R. Smart	60,673,490	2,491,321
Richard W. Murphy	60,959,072	2,205,109
At the Annual Meeting, the stockholders also approved the following proposals by the number of votes indicated below:
Ratification of the appointment of Hein + Associates LLP as independent public accountants of the Company for 1999:

For	Against	Abstain	Broker Non-Votes
57,694,634	2,009,675	261,671	0

Approve an amendment to the Company’s Articles of Incorporation to increase the authorized capital stock by increasing the number of authorized shares of Common Stock form 100,000,000 to 200,000,000.

For	Against	Abstain	Broker Non-Votes
54,533,924	5,135,982	296,074	0

To approve the issuance, if necessary, upon conversion of the Company’s 14% Convertible Notes, of more than 9,807,150 shares of common stock.

For	Against	Abstain	Broker Non-Votes
11,984,976	4,209,763	345,072	0

To approve, if necessary, upon conversion of the Company’s 5% Convertible Secured Debentures, of more than 13,243,377 shares of Common Stock.

For	Against	Abstain	Broker Non-Votes
11,801,067	4,371,842	366,902	0

Ratification to transact such other business as may properly come before the meeting and any adjournments thereof.

For	Against	Abstain	Broker Non-Votes
55,578,407	2,978,682	1,347,991	0

Item 5. Other Events

In August 1999, the Company reached a favorable settlement of a lawsuit filed against it in the United States District Court for the Southern District of New York by Chaim Klapholtz and Lockwood Resources, Ltd. The lawsuit was seeking liquidated compensatory damages of $21 million in cash and 2.5 million shares of the Company’s common stock, plus an additional $10 million in punitive damages, predicated on two Debentures by which a total of $535,000 was borrowed by the Company on April 1, 1997, at 8% interest. Plaintiffs contended that the Company was liable for liquidated damages for alleged failure to convert the Debentures into shares of common stock. The plaintiffs did not tender the documents required by the agreements to consummate a conversion of the Debentures. Among other conditions of conversion, the plaintiffs were required to furnish the Company with an opinion of counsel with respect to transferability under the Federal Securities laws. The agreement provided that a notice of conversion would not be operative unless it was accompanied by a satisfactory opinion of counsel. No opinion was furnished. Moreover, the Company redeemed certain of the Debentures in accordance with the terms thereof prior to an effective conversion and the plaintiffs accepted the proceeds of such redemption. The Company reached a settlement with the plaintiffs by issuing an aggregate of 25,000 shares of its common stock. The Company did not admit or deny the plaintiffs allegations, but views the nominal amount of the settlement as a complete exoneration of its conduct.

On August 19, 1999 the Company issued and sold $4,750,000 principal amount of its 6% secured convertible debentures due 2004 (the “First Tranche Debentures”) and warrants to purchase 712,500 shares of common stock (the “First Tranche Warrants”) to two accredited institutional investors (the “Purchasers”) for a total purchase price of $4,750,000 under a Secured Convertible Debenture Purchase Agreement dated as of August 19, 1999 (the “Purchase Agreement”). A portion of the net proceeds from the sale were used to repay $750,000 of a $1,875,000 bridge note (the “Bridge Note”). The remainder of the net proceeds from the sale were used for drilling and exploration activities and for the Company’s refining operations in the gulf coast of the U.S.

On November 3, 1999, the Company issued and sold an additional $2,500,000 principal amount of Debentures (the “Second Tranche Debentures”) to the Purchasers and warrants to purchase an additional 337,500 shares of common stock (the “Second Tranche Warrants”) for a total purchase price of $2,500,000 pursuant to the Purchase Agreement. A portion of the net proceeds from that sale was used to pay the remaining principal balance of the Bridge Note of $1,075,000. The balance of the net proceeds is being utilized primarily for drilling and exploration activities in Kazakstan.

The First and Second Tranche Debentures are payable on August 19, 2004 and November 2, 2004, respectively, or earlier upon acceleration following the occurrence of an event of default. Payment of the Debentures is secured by a security interest in specified equipment of the Company’s wholly-owned subsidiary, St. Mark’s Refinery, Inc. Except to the extent payment of the Debentures is secured by the security interest in the collateral, payment of the Debentures is junior and subordinate in right of payment to the Company’s convertible secured debentures due February 19, 2004 in the principal amount of $10,000,000.

The Debentures bear interest at the rate of 6% per annum, payable on the last day of each calendar quarter, commencing September 30, 1999. Interest is payable in cash, or at the Company’s option, in shares of common stock, calculated in accordance with the conversion price formula, described below.

The Debentures are convertible at any time into shares of the Company’s common stock, at the option of the holder thereof, subject to the limitations stated below. The conversion price is equal to 85% of the average of the lowest three closing bid prices of the common stock for the 20 trading days prior to the date upon which the holder gives notice of conversion. The maximum conversion price is $1.214. Since there is no minimum conversion price, except for the limitation set forth below required by the rules of The Nasdaq Stock Market, Inc., there is no limitation on the number of shares of common stock that may be acquired upon conversion. The right of conversion is subject to the following limitations:

        1. The number of shares of common stock that the holder may acquire upon conversion of the Debentures, together with shares beneficially owned by the holder and its affiliates, may not exceed 4.9% of the total outstanding shares of common stock.

        2. The number of shares of common stock that the holder may acquire upon conversion of the Debentures may not exceed 19.9% of the shares of common stock outstanding on August 19, 1999, the date upon which the convertible debentures were issued, until stockholders approve the issuance upon conversion of more than number of shares. This limitation is required by the rules of The Nasdaq Stock Market, Inc.

The Company may redeem the Debentures at a redemption price equal to the product of the number of shares of common stock that the holder could have acquired upon conversion on the date the redemption notice is delivered to the holder and the closing bid price of a share of common stock on the trading day immediately preceding that date.

The First and Second Tranche Warrants may be exercised at any time before maturity of the Debentures at an exercise price of $1.453 and $.80, respectively. The number of shares of common stock that the holder may acquire upon exercise of the warrants, together with shares beneficially owned by the holder and its affiliates, may not exceed 4.9% of the total outstanding shares of common stock.

The First and Second Tranche Debentures and Warrants were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D promulgated by the SEC under that Section. The Company has agreed to file a registration statement for the resale of the shares of common stock that may be acquired upon conversion of the Debentures and warrants.

Ambassador Richard W. Murphy submitted his resignation from the Company’s Board of Directors, which has been accepted. Ambassador Murphy stated that his schedule was too demanding to do justice to his position on the Board. The Company is currently seeking other members to participate on its Board and has so far received an expression of interest from one such candidate.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

27.1 Financial Data Schedule.

(b)	Reports on Form 8-K

Form 8-K dated August 19, 1999 reporting the sale of $4,750,000 principal amount of 6% Secured Convertible Debentures due August 18, 2004.

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 15, 1999

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By /s/ Denis J. Fitzpatrick Denis J. Fitzpatrick Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
27.1	Financial Data Schedule.