Form 10-Q/A
period 1999-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 1999-11-24
CIK 799119

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

Part I FINANCIAL INFORMATION
Item 1. Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 1999	December 31, 1998
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$ 1,175,590	$ 376,745
Accounts and notes receivable, net	1,142,413	548,442
Inventory	845,807	1,554,694
Deferred financing costs	572,139	8,563
Prepaid expenses	1,145,405	829,654

Total current assets	6,814,217	3,318,098

Property, plant and equipment:
Unevaluated oil and gas property	28,812,748	23,438,886
Refinery property and equipment	37,992,214	36,935,705
Other	811,006	626,910

	67,615,968	61,001,501
Less - accumulated depreciation, depletion
and amortization	(5,957,877)	(4,707,103)

Net property, plant and equipment	61,658,091	56,294,398
Notes receivable, less current portion	1,219,072	1,118,200
Other long-term assets, net	26,250	130,638

Total assets	$ 67,784,767	$ 60,861,334

Liabilities and Stockholders’ Equity
Current liabilities:
Notes payable - trade	$ 1,946,245	$ 1,725,350
Notes payable - officers and directors	240,000	266,850
Other short term debt and current portion of long-term debt	1,233,604	—
Accounts payable	2,898,378	4,081,557
Accrued liabilities	1,070,704	2,146,449

Total current liabilities	7,388,931	8,220,206
Long-term debt	13,435,859	6,110,961

Total liabilities	20,824,790	14,331,167

Stockholders’ equity:
Preferred stock, par value $0.01, 7,000,000 shares
authorized, none issued
Common stock, par value $.08, 100,000,000 shares
authorized, 76,535,262 and 65,992,328 shares issued and
outstanding at September 30, 1999 and December 31, 1998,
respectively	6,122,821	5,279,385
Additional paid-in capital	142,952,192	129,711,531
Common stock issued as collateral, held in escrow	(1,932,863)	—
Accumulated deficit	(100,182,173)	(88,460,749)

Total stockholders’ equity	46,959,977	46,530,167

Total liabilities and stockholders’ equity	$ 67,784,767	$ 60,861,334

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