Form 10-K
period 1999-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2000-04-14
CIK 799119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                   For the fiscal year ended December 31, 1999

                         Commission file number 0-14905

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


            Nevada                                       13-3130236
(State of other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


          2950 North Loop West, Houston, Texas                   77092
        (Address of principal executive offices)               (Zip Code)


        Registrant's telephone number, including area code (713) 802-0087 Securities registered pursuant to Section 12(b) of the Act: NONE

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.08 per share

                              (Title of Each Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 21, 2000 was approximately $102 million (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock of the Registrant outstanding as of March 21, 2000 was 106,871,202.

                                     PART I

Item 1. BUSINESS

General

American International Petroleum Corporation ("AIPC" or the "Company"), was organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. The Company's name was changed to its current name in 1982. The Company implemented the production of asphalt, vacuum gas oil and other products at its subsidiary's Lake Charles, Louisiana refinery in the first quarter of 1998 utilizing low-cost, low-gravity, high-sulpher crudes from Mexico and Venezuela and is engaged in oil and gas exploration and development in western Kazakhstan. The Company is also seeking other oil and gas projects in selected other countries.

The Company's wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI") and St. Mark's Refinery Inc. ("St. Marks) own refineries in Lake Charles, Louisiana (the "Refinery") and in St. Marks, Florida, respectively. A certain portion of the Refinery, a 30,000 barrel-per-day crude distillation tower (the "Crude Unit" or "ADU") was leased by AIRI to Gold Line Refining Ltd. ("Gold Line"), an independent refiner, from 1990 to March 20, 1997 under a lease agreement (the "Lease Agreement") between AIRI and Gold Line. The Company has recently agreed to lease its Crude Unit to another party. See "Domestic Operations - Refinery - Recent Developments" below. The Company is now blending asphalt products at the Refinery. The Company has utilized St. Marks since its purchase in 1998, only as a distribution center for its asphalt products. The refinery at St. Marks has been idle and the Company has no current plans to implement refinery operations there. See "Domestic Operations - Refinery" below.

The Company's wholly-owned subsidiary, American International Petroleum Kazakhstan ("AIPK") is the owner of a 100% working interest in a 264,000 acre gas concession in Kazakhstan called Shagryly- Shomyshty (the "Shagryly" or "License 1551") and a 70% working interest in a 20,000 square kilometer exploration block in western Kazakhstan ("License 953"). See "International Exploration and Development" below.

In February 1998, the Company organized another wholly-owned subsidiary, American Eurasia Petroleum Corporation ("AEPC"), to conduct business in Russia and in Central Asia. In July 1998, the Company organized American International Marine, Inc. ("AIM") to conduct barging and transportation of its own and others' refined products. In August 1998, it organized American International Petroleum Corporation Holding Inc. ("AIPC Holding") to hold 25% of the outstanding shares of Zao Nafta, a Russian closed-stock company, which it received as a default payment in 1999. See "International Exploration and Development - Zao Nafta Acquisition" below. AIM and AIPC Holding are also wholly-owned subsidiaries of the Company. The term the "Company" includes AIPC, AIRI, AIPK, AEPC, AIM, AIPC Holding, and St. Marks unless the context otherwise requires.

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

Domestic Operations

     Refinery

In July 1988, AIRI acquired the Refinery, which is located on 30 acres of land bordering the Calcasieu River near Lake Charles, Louisiana. The Company also owns 25 acres of vacant waterfront property adjacent to the Refinery and another 45 acres of vacant land across the highway from the Refinery. The Calcasieu River connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. Most of the Refinery's feedstock and refined products are handled through the Refinery's barge dock at the river.

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

In 1989, the Company purchased a 16,500 barrel per day vacuum distillation unit (the "VDU") which was dismantled and moved to the Refinery. Construction of the VDU on the Refinery site was completed in 1993 and partially utilized by Gold Line. For various economic reasons, the VDU was idle until mid-1998 when the Company completed the expansion of, and certain enhancements to, the Crude Unit, VDU, and other components of the Refinery to enable the Company to produce conventional and polymerized asphalt, vacuum gas oil ("VGO"), diesel, and other products.

Total petroleum storage capacity at the Refinery is 750,000 barrels. Storage tanks on the Refinery's land include 275,000 barrels of crude storage, 395,000 barrels of storage for finished product sales and 80,000 barrels of product rundown storage.

The Crude Unit was leased by AIRI to Gold Line from 1990 to March 20, 1997 under the Lease Agreement. The Lease Agreement was terminated because Gold Line was in default under the terms thereof. With the termination of the Lease Agreement in March 1997, the Company has staffed the Refinery with its own employees and all operations are now under the direct control of its management.

     St. Marks Refinery

In November 1998, the Company purchased 100% of St. Marks Refinery Inc., a 20,000 barrels per day refinery and product storage terminal located on the St. Marks River near Tallahassee, Florida for 1.5 million shares of the Company's common stock. Because of the high price of crude oil feedstock during 1999, St. Marks has remained idle during most of 1999.

     American International Marine, Inc.

Also during 1998, the Company formed a new subsidiary, American International Marine, Inc. ("AIM"), which acquired a 1,750 ton , 27,000 barrel capacity asphalt barge (the "Barge") primarily to shuttle asphalt between the Refinery and the asphalt terminal at St. Marks and to transport refined products for third parties. The Company has utilized the Barge during 1999 to transport its own feedstocks and products.

     Recent Developments

In February 2000, the Company entered into agreements with Maretech Corporation to process condensate crude oil through the ADU using AIRI personnel to operate the daily processing functions. Maretech plans to process condensate crude oil that produces naphtha and gas oil to be marketed as feedstocks and diesel and JP8 to be marketed as finished products. (See "Management's Discussion and Analysis - Liquidity and Capital Resources").

International Exploration and Production

Generally, oil and gas exploration is extremely speculative, involving a high degree of risk. Even if reserves are found as a result of drilling, profitable production from reserves cannot be assured.

     Kazakhstan Agreements

     License 953

In May 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakhstan ("AIPK"), entered into an agreement (the "Kazakhstan Agreement")with MED Shipping and Trading S.A. ("MED"), a Liberian corporation with offices in Frankfurt,

Germany, to buy from MED, 70% of the stock of MED Shipping Usturt Petroleum Ltd. ("MSUP"), a Kazakhstan corporation which owns 100% of the working interest in a Kazakhstan oil and gas concession (the "Concession" or "License Area"). The Concession is located approximately 125 kilometers from Chevron's multi-billion-barrel Tengiz Oil field near the Caspian Sea in the North Usturt Basin.

The definitive agreement under which MSUP is to explore and evaluate hydrocarbon reserves in the License Area provides for the payment of a commercial bonus of 0.5% of reserve value, a subscription bonus of $975,000, and grants MSUP the exclusive right to a production license upon commercial discovery. The term of the license is five years and may be extended for an additional 4 years. The five-year minimum work program required by the license calls for MSUP to acquire and process 3,000 kilometers of new seismic data, reprocess 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. Initial production up to 650,000 barrels is exempt from royalty, which otherwise ranges between 6% and 26%, to be negotiated in conjunction with a production agreement with the government. Income tax has been set at 30% and social programs payments at $200,000 annually during exploration. The social program contribution required in the Kazakhstan Agreement is not specific as to any one program. This contribution concept is common to most contracts and the amount is determined at the time of negotiating the respective contracts on a case by case basis. The Company has completed acquisition of 13,500 kilometers of new 2D seismic data and reprocessed about 1,200 kilometers of vintage 2D seismic data over the License Area. The Company drilled one of the gas bearing Eocene structures in December 1998 and a second Eocene prospect in October 1999. Additional flow testing on the 1998 well was conducted in 1999, but only non-commercial rates of gas were measured. The 1999 well was evaluated using electric logging techniques and determined non-commercial. At the time the concession was acquired, a preliminary evaluation indicated potential recoverable reserves from 12 structures of possible oil bearing Jurassic Age sandstones and 8 structures of gas bearing Eocene Age sandstones. As a result of further study of data acquired over the course of the last two years, and the drilling results stated above, the Company's prior assessment of reserve potential of the evaluated structures has been significantly reduced. Because License 953 is known to contain other geological structures with unevaluated geological potential, the Company fully intends to have the required minimum work program completed in accordance with its contract. However, the Company is evaluating various available options with regard to completing the License obligations under reduced-exposure arrangements.

     License 1551

In February 1999, the Company was officially notified by the Kazakhstan government's State Investment Committee that it had won the tender for the Shagyrly-Shomyshty gas field, ("Shagyrlyyl"), in western Kazakhstan. Fifty-eight of the sixty-nine gas wells drilled to delineate the 200,000 acre gas field were tested to have commercial gas by the regional development authorities. The Company entered into a license agreement in 1999 with the Kazakhstan government for 100% ownership of the Shagyrly, a 30-year agreement with effect from August 31, 1999. The Company's drilling and production development plan involves developing and maintaining daily gas production at 200 MMSCFD (5.7 MCMPD) from the "fairway," the most productive part of the field. Facility start-up and natural gas sales are anticipated to commence late in 2001, provided adequate financing can be obtained.

The plan development provides for the initial drilling of approximately 100 horizontal wells, each with a horizontal extension of 1500 feet. Analysis of wells tested to date indicate that individual horizontally drilled wells could achieve an average production rate exceeding 6 MMSCFD.

The ultimate field development proposal involves use of modular, movable production process/compression centers. Such facilities are planned to be in service in late 2001 and 50 MMCFD modules would be relocated upon depletion of the reserves at their initial location which are designed to filter, dehydrate, compress, and deliver a total of approximately 200 MMSCFD.

Ryder Scott Company, L.P., a Houston-based petroleum consulting firm, reviewed the Company's horizontal drilling and reservoir development studies demonstrating significant recoverable gas reserves at Shagyrly and issued an opinion letter stating that they are in general agreement with the estimates and that the reserves were prepared in accordance with standard industry procedures. The Company's studies included horizontal well recovery analyses for drainage of reservoir areas in the 640-1280 acre range, revised operational plans for horizontal drilling, and detailed analyses of prior gas well completions in the License 1551 area. A pilot development drilling program is tentatively scheduled for the summer of 2000 to verify the horizontal drilling application. . These reserves would have been classified as proven undeveloped ("PUD") had a gas sales contract been in place. A gas sales agreement is currently being negotiated with Gasprom and is expected to be consummated during the second quarter of 2000. Upon consummation, the Company expects to have proved gas reserves in the "fairway" and add more PUD's upon the successful implementation, if any, of the horizontal pilot program.

The Company's strategy includes developing shallow gas reserves in Shagyrly and diversified pursuit of field development opportunities in other selected countries and basins where perceived geological and political risks areacceptable.

     Zao Nafta Acquisition

On March 18, 1998, the Company signed an agreement (the "Option") with Zao Nafta ("ZN") a Russian closed stock company in which the Company received a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses (the "Licenses") in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres (a "closed stock company" is a company which has its equity ownership measured in registered shares. The shares are not publicly traded or readily available for sale to another party without first offering other shareholders proportional participation in the purchase of the shares to be sold). During its due diligence process, the Company was unable to reach an agreement with the owner of ZN over who would control and manage development of the acquired fields. As a result, the Company informed the owner that it would not pursue the purchase and requested a refund of $300,000 deposit called for in the Option. When the refund was not paid by the owner, the Company exercised its right under the Option to demand 25% of the outstanding shares of ZN (the "ZN Shares") from the owner. The ZN Shares may be sold or traded in private commercial transactions, as they are not listed or traded on any organized exchange. The shares are in the process of being delivered to the Company's counsel in Russia and will be held by AIPC Holding until a decision is made on how or if to proceed. The Company continues to consider various alternatives including the sale or barter of the ZN Shares to acquire petroleum interests in the Samara region of Russia.

Recent Developments

In January 2000, the Company reached an agreement with Mercantile International Petroleum, Inc. ("MIP") the purchaser of its South American oil and gas properties in February 1997, whereby MIP agreed to repay approximately $2.9 million in indebtedness to the Company by means of a secured 11.5% convertible debenture, payable to the Company in monthly installments (See "Management's Discussion and Analysis - Liquidity and Capital Resources").

Competition

The Company has been approached by severalcompanies during 1999 to process crude oil at the Refinery. However, the lack of a favorable "crack spread" during most of the year caused hesitancy on the part of the customers. Later in 1999, the industry experienced "backwardation" causing great risk for processors. Backwardation is a term used when the current price is very high and the price for subsequent months are lower. Most recently there has been a drawback on crude pricing coupled with a reasonable crack spread therefore, AIRI is seeing renewed interest in processing through the VDU.

During 1999, most State Departments of Transportation converted to Strategic Highway Research Program (SHRP) performance graded (PG) asphalt specifications. Therefore, the number of asphalt competitors continues to decline. In the past year, several major oil companies have announced mergers and formed joint operation spin-off companies in a move to consolidate resources, reduce redundant operation, and increase efficiency. This has resulted in a supply/demand shift that is favorable to the Company's business. As a consequence of these consolidations, the number of major oil company asphalt refiner/suppliers has been reduced by almost 60% over the past two years.

The geographic location of the Refinery in Lake Charles, Louisiana gives the Company a distinct freight advantage over other asphalt suppliers in the area. Most of the Company's competition in its planned asphalt manufacturing business will come from those refiners who do not have downstream processing options such as residual coking capacity. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from the Company's refinery to the nearest competing truck rack asphalt producing refinery is over 150 miles away. The Company's major competitor for barge sales is located over 400 miles farther away from the Company's major market than the Refinery. This distance equates to more than a $1.30 per barrel freight advantage to the Company into the same markets.

Exxon announced during 1999 that the strategic decision had been made to withdraw from the Texas asphalt market based in Baytown (Houston), Texas. It has built a coker unit to convert asphalt to gasoline and heating oil. Exxon has been one of AIRI's major competitors in eastern Texas over the past several years. A major consolidation involving Marathon Petroleum and Ashland Oil during 1999 has created the largest downstream asphalt marketing company in the United States. Marathon Ashland Petroleum (MAP) recently upgraded their Garyville (New Orleans), Louisiana asphalt rack at great expense and has subsequently become very competitive in eastern Louisiana and western Mississippi. Another consolidation involving American Petrofina (Fina) Ultramar Diamond Shamrock
(UDS) and Total has produced a combined UDS and Total asphalt business while Fina has remained independent to date. This consolidation may have long-term implications for AIRI's growth into Western Texas.

The oil and gas industry, including oil refining, is highly competitive. The Company is in competition with numerous major oil and gas companies and large independent companies for prospects, skilled labor, drilling contracts, equipment and product sales contracts. Many of these competitors have greater resources than the Company's. Revenues generated by the Company's oil and gas operations and the carrying value of its oil and gas properties are highly dependent on the prices of oil and natural gas. The price which the Company receives for the oil or natural gas it may produce is dependent upon numerous factors beyond the control of the Company's management, the exact effect of which cannot be predicted. These factors include, but are not limited to, (i) the quantity and quality of the oil or gas produced, (ii) the overall supply of domestic and foreign oil or gas from currently producing and subsequently discovered fields, (iii) the extent of importation of foreign oil or gas, (iv) the marketing and competitive position of other fuels, including alternative fuels, as well as other sources of energy, (v) the proximity, capacity and cost of oil or gas pipelines and other facilities for the transportation of oil or gas, (vi) the regulation of allowable production by governmental authorities,
(vii) the regulations of the Federal Energy Regulatory Commission governing the transportation and marketing of oil and gas, and (viii) international political developments, including nationalization of oil wells and political unrest or upheaval. All of the aforementioned factors, coupled with the Company's ability or inability to engage in effective marketing strategies, may affect the supply or demand for the Company's oil, gas and other products and, thus, the price attainable for those products.

The Shagryl development has the usual geological, mechanical and competitive risks associated with development of oil and gas reservoirs, and in addition, bears additional risk unique to its location in a former Soviet Union republic. The gas production from the field will be transferred to markets in Western Europe via a Russian-owned Gazprom line. Therefore the project bears political risks of both Russia and Kazakhstan, as well as market risks as Europe enters a deregulated environment. Cost of transportation as well as cost of equipment and drilling and completion services, are subject to escalation if oil and gas development activity escalate.

     Financial Information Relating to Foreign and Domestic Operations and Export Sales

The table below sets forth, for each of the last three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of the Company's geographical areas, and the amount of its export sales.

                                                      1999              1998              1997
                                                      ----              ----              ----
Sales to unaffiliated customers:

     United States                               $  8,137,867      $ 11,394,009      $     23,298
     Colombia(1)                                         --                --             292,947
     Peru(1)                                             --                --                *
     Kazakhstan                                          --                --                --

Sales or transfers between geographic areas:

     United States                                       --                --                --
     Colombia(1)                                         --                --                --
     Peru(1)                                             --                --                --
     Kazakhstan                                          --                --                --

Operating profit or (loss):

     United States                               $ (4,978,963)     $ (2,820,758)     $ (1,165,890)
     Colombia(1)                                         --                --            (170,424)
     Peru(1)                                             --                --                *
     Kazakhstan                                          --                --                --

Identifiable assets:

     United States                               $ 33,877,437      $ 35,234,530      $ 21,159,627
     Colombia(1)                                         --                --                --
     Peru(1)                                             --                --                --
     Kazakhstan                                  $ 32,162,385      $ 22,677,073      $ 11,724,477

Export sales:

(1) These properties were sold in February 1997.

*Information was not available due to dispute with partner, which dispute was settled subsequent to the sale of these properties in February 1997.

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

Extensive national and/or local environmental laws and regulations in both the United States and Kazakhstan affect nearly all of the operations of the Company. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. There can be no assurance that the Company will not incur substantial financial obligations in connection with environmental compliance.

The Company is occasionally subject to nonrecurring environmental costs. The annual cost incurred in connection with these assessments varies from year to year, depending upon the Company's activities in that year. The costs of such environmental impact assessments were not material in 1999, and are not expected to be material in future years, however, there can be no assurance these costs will not be material. The Company is not aware of any other anticipated nonrecurring environmental costs.

Kazakhstan has comprehensive environmental laws and regulations and has adopted the environmental standards set out by the World Bank organizations. Enforcement is administered through the Kazakhstan Ministry of Environment and related local state agencies. The Company's operations require a comprehensive environmental permit for all drilling and exploration activities.

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

In July of 1999, the Company received full accreditation certification for its asphalt quality control and testing program from the American Association of State Highway and Transportation officials (AASHTO). This was followed in November, 1999, by the awarding of the Louisiana approved supplier certification by the Louisiana Department of Transportation and Development, for the Company to self-certify its own asphalt products. The Company is the first and, to date, the only asphalt supplier in Louisiana to achieve this level of proficiency.

Total asphalt sales for 1999 were 63,910 tons with income from sales of $7,645,948 for an average price per ton of $119.64. Sales to Louisiana customers made up approximately 80 percent of the total, while sales to Texas customers accounted for the remainder. Approximately 60% of the Company's asphalt sales volumes in 1999 were higher-margin polymer modified products and about 40% were conventional.

The rapid escalation of crude oil prices, combined with a very slow reacting asphalt retail rack market in the southeast during 1999, created an unprofitable economic scenario for sales out of St. Marks in 1999. Consequently, in a move to control overhead and manufacturing costs, the Company temporarily suspended operations at St. Marks. The Company has mitigated this problem in the future by including escalation clauses in all of its new asphalt sales agreements which allows the Company to increase its contract sales price by 5% per quarter if feedstock prices increase to certain levels. The Company continually monitors the market conditions in the region and should general industry conditions change in future months, the Company will reconsider asphalt operations at St. Marks. In addition, the Company continues to investigate the possibility of establishing more truck rack retail locations outside the immediate area of its current facility.

These market opportunities have the potential to increase the Company's expansion into new profitable retail sales outlets at greater net-back margins than can be achieved in the wholesale barge markets. As of March 2000, the Company continues to be successful at the state highway lettings and has already accumulated a firm backlog of orders and sales agreements in excess of $10.5 million for its polymerized and conventional asphalt products, compared to approximately $6.5 million at the same date last year. The Transportation and Equity Act for the 21st Century ("TEA-21") authorizes $173 billion over six years (1998-2003) for construction and maintenance of federal highways. The six-state Gulf Coast market where the Company sells its conventional and polymerized asphalt products has been allocated more than $32 billion in federal funding under TEA-21, a 61% increase over the previous highway spending program. TEA-21 is expected to provide a significant increase in the overall demand for asphalt in the Company's markets. In addition, matching state DOT highway funds could increase the total spending for highway construction by another 10% - 50%. The Company is committed to continue an aggressive, expanding, retail market growth program across the Gulf Coast and into other various profitable geographic areas.

James Corporation, Davison Petroleum Products, R.E. Heidt Construction and O.S. Johnson accounted for 16%, 15%, 13% and 10% of the Company's sales during 1999, respectively.

Oil and Gas

In May 1994, AIPCC entered into an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and had an average price, net of transportation costs, of approximately $11.81 per barrel of oil in 1997. In Peru, PAIPC's contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to PAIPC of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel of oil in 1997, which provided a net price to the Company of approximately $10.75 per barrel of oil. Sales of the Company's crude oil to Carbopetrol S.A. in Colombia accounted for 29% of the Company's 1997 revenues. Sales to Ecopetrol accounted for approximately 11% of the Company's 1997 revenues. The Company had no sales in 1999 and 1998 in Colombia because it sold its assets in Colombia and Peru in February 1997 to Mercantile International Petroleum Inc. ("MIP") (the "S.A. Sale").

The Company is currently engaged in negotiations with Gazprom, the Russian gas transport company, for the transportation and sale of its anticipated Shagryly gas production. It is anticipated that a U.S. Dollar or Eurodollar backed contract will be concludedduring the second quarter of 2000.

Sources and Availability of Raw Materials

AIRI requires sour asphaltic crudes and/or performance grade asphalts as a feedstock to produce its asphalt, which are generally in available supply within the western hemisphere. However, fast-rising crude oil prices and slower-rising product prices dramatically reduced the "crack spread", starting in the first quarter of 1999 and continuing throughout the year. Consumption of light products such as gasoline and distillates remained relatively static while rack prices for asphalt products lagged crude prices in spite of reduced production. Competitive realities forced AIRI to maintain the refinery in a "warm" condition to enable it to operate on short notice. Because of the high price of crude oil during 1999, AIRI switched from processing Mexican crude oil as an asphalt feedstock to purchasing wholesale asphalt for blending and polymer enhancement.

Primary sources of feedstock include Mexico, Venezuela, Colombia, Ecuador, Canada, and the wholesale asphalt markets in the U.S. "Roofer's flux" crudes can be sourced from Saudi Arabia, Oman, U.S. Gulf off-shore, Texas and Louisiana sweet lights. Many crudes can be blended into the primary base crudes. AIRI personnel have the experience and ability to source the necessary feedstocks.

Employees

As of March 31, 2000, the Company employed 60 persons on a full-time basis, including 12 persons who are engaged in management, accounting and administrative functions for AIPC and 37 who are employed by AIRI on a full-time basis, including 16 persons who are engaged in management and administrative functions, and 6 persons who are employed by AIPK in management and administrative positions. Two persons are employed by St. Marks, none of which are in management and administration. The Company frequently engages the services of consultants who are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. The Company has no collective bargaining agreements and believes that relations with its employees are satisfactory.

Item 2.  PROPERTIES

Office Facilities

The Company leases approximately 4,800 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. This space comprises the Company's principal executive office. The space was leased for a period of seven years at a monthly rental rate of $19,600 and expires on December 31, 2005. The Company has recently agreed to sublet 2/3 of its space to another Company for $152,472 per year through the end of its lease in New York. In addition, the Company leases approximately 10,500 square feet of office space in Houston, Texas at a monthly rental of $17,929. This lease expires on December 12, 2003.

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

Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which the Company owned a working interest on December 31, 1999, and net acreage represents the sum of the fractional working interests owned by the Company in such acreage.

The table below indicates the Company's developed and undeveloped acreage as of December 31, 1999.

                            Gross             Gross                Net               Net
                          Developed        Undeveloped          Developed        Undeveloped
                           Acreage           Acreage             Acreage           Acreage
                           -------           -------             -------           -------
Kazakhstan
   License 953                --            4,734,097               --            3,313,868
   License 1551            263,853          4,997,950            263,853          3,577,721

The table below indicates the Company's gross and net oil and gas wells as of December 31, 1999. Gross wells represents the total wells in which the Company owned a working interest, and net wells represents the sum of the fractional working interests owned by the Company in such wells.

                                                               Productive Wells
                                                               ----------------

                                   Total                                Oil                                 Gas
                                   -----                                ---                                 ---
                        Gross                  Net            Gross                Net            Gross                Net
                        -----                  ---            -----                ---            -----                ---

Kazakhstan                --                   --               --                 --               --                 --

Oil and Gas Production

The table below indicates the Company's net oil and gas production, by country, for each of the three years in the periods ended December 31, 1999, 1998, and 1997, along with the average sales prices for such production during these periods.

                                    Production
                     Oil (in     Average Net Sales       Gas         Sales Price
                     Barrels)    Price (per Barrel)     (in mcf)     (per mcf)
                     --------    ------------------     --------     ---------

1999 -Kazakhstan        --          $   --                 --        $   --
     -Colombia(1)       --              --                 --            --
     -Peru(1)           --              --                 --            --

1998 -Kazakhstan        --          $   --                 --        $   --
     -Colombia(1)       --              --                 --            --
     -Peru(1)           *               *                  *             *

1997-Kazakhstan         --          $   --                 --        $   --
     Colombia(1)      18,625           11.81               --            --
     Peru(1)            *               *                  --            --

Average foreign lifting cost in 1997 was approximately $5.31 per equivalent barrel of oil. The Company incurred no lifting costs in 1998 and 1999 due to the S.A. Sale.

(1)  These properties were sold in February 1997.

*Information not available due to dispute with partner, which dispute was resolved subsequent to the S.A. Sale.

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

The data used in the Huddleston & Co. estimates were obtained from the Company and were assumed to be accurate by Huddleston & Co.. Basic geologic, engineering and field performance data are now maintained on file by Mercantile International Petroleum Inc., who purchased these properties from the Company in February 1997.

Drilling

The Company sold all of its oil and gas producing properties in February 1997, as previously discussed, and has not yet implemented production operations in Kazakhstan, therefore it had no exploration or development wells during the current year. The following table sets forth the gross and net exploratory and development wells which were completed, capped or abandoned in which the Company participated during the years indicated.

                                            1999                          1998                              1997
                                            ----                          ----                              ----
                                    Gross           Net           Gross           Net              Gross            Net
                                    -----           ---           -----           ---              -----            ---
Exploratory Wells:
    Kazakhstan
       Oil                             --             --             --             --                --             --
       Gas                             --             --             --             --                --             --
       Dry                              2            1.4             --             --                --             --
                                    -----          -----          -----          -----             -----          -----
    TOTAL                               2            1.4             --             --                --

Development Wells:
    Kazakhstan                         --             --             --             --                --             --
    South America                      --             --             --             --                --             --
                                    -----          -----          -----          -----             -----          -----

    TOTAL                              --             --             --             --                --             --
                                    -----          -----          -----          -----             -----          -----

TOTAL                                   2            1.4             --             --                --             --
                                    =====          =====          =====          =====             =====          =====

Item 3. LEGAL PROCEEDINGS

In 1998, Neste Trifinery ("Trifinery"), filed suit in a Harris County District Court against the Company and its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI") (Neste Trifinery v. American International Refinery, Inc. Etc. Case No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas). Trifinery has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery;
(1) breach of contract, (2) disclosure of confidential information; and (3) tortuous interference with existing contractual relations. Generally, Trifinery has alleged that in connection with the due diligence conducted by the Company and AIRI of the business of Trifinery, the Company and AIRI had access to confidential or trade secret information and that the Company and AIRI have exploited that information, in breach of an executed Confidentiality Agreement, to the detriment of Trifinery. Trifinery seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

In addition to seeking the recovery of compensatory and punitive damages, Trifinery sought injunctive relief. Specifically, Trifinery sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Trifinery; (2) contacting the suppliers, joint venture partners and customers of Trifinery in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Trifinery and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Trifinery. The Company and AIRI have asserted to a general denial to the allegations asserted by Trifinery. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March 27, 1998, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Trifinery in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes. Two arbitrators have been identified by the parties and the third is in the process of being chosen. The Company and AIRI are vigorously defending this matter and the Company's counsel anticipates a favorable outcome, although a definitive outcome is not yet determinable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS

The Company's Common Stock is traded on NASDAQ/NMS under the symbol "AIPN". The following table sets forth, for the periods indicated, the range of closing high and low bid prices of the Common Stock and the as reported by NASDAQ.

                                                       Common Stock
                                                       ------------
                                               High Bid             Low Bid
                                               --------             -------

1999     First Quarter                          $1.067                $.978
         Second Quarter                          1.072                 .951
         Third Quarter                           1.008                 .920
         Fourth Quarter                           .649                 .539

1998     First Quarter                           $4.91                $3.19
         Second Quarter                           4.34                 1.53
         Third Quarter                            1.94                 0.94
         Fourth Quarter                           2.50                 0.69


At March 21, 2000, the Company had approximately 1,726 shareholders of record of its Common Stock. The Company estimates that an additional 18,000 shareholders hold Common Stock in street name.

During the fourth quarter 1999, the Company issued an aggregate of 13,521,285 shares of Common Stock upon conversion of, and in payment of accrued interest, on its convertible debentures. The issuance of those shares were exempt from the Registration requirements of the Securities Act under Sections 3(a)(9) and 4(2), respectively of the Securities Act.

Dividend Policy

The policy of the Board of Directors is to retain earnings to finance the operations and development of the Company's business. Accordingly, the Company has never paid cash dividends on its Common Stock, and no cash dividends are contemplated to be paid in the foreseeable future.

Item 6. SELECTED FINANCIAL INFORMATION

The following selected financial data for each of the five years in the period ended December 31, 1999 have been derived from the audited consolidated financial statements for those respective years. The selected financial data should be read in conjunction with the consolidated financial statements of the Company and the related notes included elsewhere herein:

                                                                             For the Years Ended December 31,
                                                                             --------------------------------
                                                            1999           1998            1997            1996            1995
                                                            ----           ----            ----            ----            ----
Condensed consolidated statement of operations:
     Revenues                                          $  8,352,038    $ 11,854,606    $    827,964    $  4,003,006    $  2,811,308
     Net loss(1)                                        (14,917,868)     (9,103,113)    (17,953,621)     (4,652,207)     (4,338,322)
     Net loss per share - basic and diluted                   (0.20)          (0.17)          (0.43)          (0.16)          (0.20)

                                                                                      At December 31,
                                                                                      ---------------
                                                            1999           1998            1997            1996            1995
                                                            ----           ----            ----            ----            ----
Condensed consolidated balance sheet:
     Working capital (deficit)                         $ (5,004,658)   $ (4,596,152)   $   (693,676)   $ (9,823,229)   $ (3,402,543)
     Total assets                                        69,658,269      60,861,334      41,839,860      34,492,431      32,640,362
     Total current liabilities                            8,903,689       7,914,250       9,335,479      13,164,713      11,349,670
     Long-term debt                                      11,984,592       6,110,961             -0-       6,766,592       7,302,671
     Stockholders' equity                                48,464,032      46,530,167      32,504,381      21,327,718      21,290,692
     Cash Dividends declared                                    -0-             -0-             -0-             -0-             -0-

1) Net loss in 1996 included a provision for the write down of the carrying costs of oil and gas properties of $200,000.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The following table highlights the results of operations for the years ended December 31, 1999, 1998 and 1997.

                                               For the Years Ended December 31,
                                               --------------------------------
                                                1999         1998         1997
                                                ----         ----         ----
Refinery Processing Operations:
    Refinery product revenues (000's)          $8,138      $11,394           --
    Product Costs (000's)                      $5,944       $8,194           --
    Operating Costs (000's)                    $2,727       $3,087

Exploration and Production Activity:
Colombia Properties(1):
    Revenue - Oil Sales (000's)                    --           --         $261
    Lease Operating Expenses (000's)               --           --          $99
    Production Volume - Barrels                    --           --      318,625
    Average Price per Bbl                          --           --       $14.01
    Production Cost per Bbl                        --           --        $5.31
    DD&A per Bbl (2)                               --           --        $3.77

Peru Properties:
    Revenue - Oil Sales (000's)                    --           --           --
    Lease Operating Expenses (000's)               --           --           --
    Production Volume - Bbls                       --           --           --
    Average Price per Bbl                          --           --           --
    Production Cost per Bbl                        --           --           --
    DD&A per Bbl                                   --           --           --

Refinery Operations:
    Refinery Lease Fees (000's)                    --           --           --
    Average Daily Throughput (Bbls)                --           --           --
    Average Throughput Fee                         --           --           --

----------

(1)  Reflects activity through the closing of the S.A. Sale.

(2) Excludes provision for reduction of oil and gas properties of $200,000 in 1996.

Refinery Operations

For the Year Ended  December  31, 1999  compared to the Year Ended  December 31,
1998

During 1999, the Company generated revenues of approximately $7,621,000 in asphalt sales from its Lake Charles facility and approximately $513,000 from sales of certain light-end and other products, compared to approximately
$5,965,000 and $3,357,000, respectively, generated in 1998. Although the Company's asphalt volumes were up only approximately 10% over last year, revenues were up approximately 28%, primarily due to a greater demand for the higher priced, higher grades of polymer asphalt by its customers. However, polymerized asphalts only accounted for approximately 60% of the Company's asphalt sales volumes in 1999. Most of its sales backlog was incurred late in 1998 and in early 1999 when crude oil and asphalt sales prices were much lower. Consequently, the Company was committed to selling low-priced conventional asphalts at a loss or at break-even throughout most of 1999 and early 2000. Asphalt prices, particularly polymerized asphalts, have begun to rise in response to high crude oil prices incurred in 1999 and early 2000, therefore the Company expects its asphalt margins to improve in 2000 as compared to 1999, when only 60% of its asphalt sales volumes were polymerized asphalts and asphalt prices were significantly lower. In addition, the Company has implemented the use of escalation provisions in its asphalt sales contracts, which enable it to increase contracted sales price by 5% per quarter if its feedstock prices rise to certain levels. This should mitigate the problem the Company incurred in 1999 by committing to long-term supply contracts at fixed prices. The Company's sales prices on its retail asphalt ranged from approximately $78 to $162 a ton. Due to the significant increases in world oil prices that occurred throughout 1999, it was not economically feasible for the Company to purchase and process crude oil through its crude unit to manufacture asphalt as it had done in 1998. Because of this, the light-ends and other products provided though this process were significantly decreased in 1999 and was the primary reason for the decrease in light-end and other product sales in 1999 compared to 1998. The Company purchased general grade asphalt on the spot market to blend and supply various grades of asphalt to its Louisiana and Texas customers. Operating and inventory costs attributed to the related revenues for 1999 were approximately $8,486,000, compared to approximately $9,500,000 of operating and inventory costs in 1998. The relatively high operating and inventory costs during the year are partially attributable to the increase in the world oil prices and the non-availability of certain types of crude oil during the year, the related increase in asphalt feed stock prices that the Company had to incur for its asphalt, and to an increase in operating costs to maintain the refinery during this period. Even though the Company has not operated the crude unit since January of 1999, it has had to maintain the unit in a state of readiness and thus has incurred additional operating overhead costs attributed to maintaining the unit. Some of these overhead costs were incurred in preparing the crude unit and related equipment to process products for a third party with which the Company has entered into an agreement. (See
Item 7. "Management's Discussion - Liquidity and Capital Resources"). This will not preclude the Company from operating its vacuum unit or its asphalt blending business. Additionally, costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock type and prices, and from the Company's product mix, which are determined over time as the Company's markets are developed and redefined in the different areas it services.

The Company's terminal in St. Marks Florida was not operational during 1999 and had no revenues but incurred approximately $96,000 of maintenance and security costs during the year, compared to revenues of approximately $2,000,000 and related costs of approximately $1,800,000 in 1998. Due to the increased costs and the subsequent decrease in supply of product brought on by the increase in world oil prices, the Company determined it to be more economically feasible to direct its sales efforts and strategy to the high demand, high quality and high margin asphalt in the Louisiana and Texas markets rather than shipping lower margin conventional asphalt for sale into the St. Marks, Florida market.

For the Year Ended  December  31, 1998  compared to the Year Ended  December 31,
1997

During 1997, the Company commenced expansion of the Refinery and conversion of the crude unit to a heavy crude processing unit to enable the manufacture of asphalt and other products. During 1998 the Company undertook extensive testing of its refinery equipment and processing capabilities. The Refinery did extensive process sampling with various types of crude oils in an effort to determine the most economical and technically acceptable crude feedstock to develop and produce the basic asphalt material to be used in developing the specialty asphalts the asphalt road construction industry will require, and in some areas is currently requiring, to be used. As a result of the Refinery's testing activity in 1998, it manufactured products which generated revenues of approximately $6 million dollars from asphalt products and approximately $3.4 million dollars from certain light-end and other products. The Company's sales prices on its retail asphalt ranged from $75 to $187 a ton. The Company incurred approximately $6.8 million in product costs related to those revenues and approximately $2.7 in operating costs during this extensive testing period throughout 1998. Because of very low operating levels during most of 1998 and redundant processing and blending of feedstock and asphalt during the testing process, the Company's margins were severely distorted and were not indicative of margins expected during normal operating conditions. Costs, and likewise, revenues and margins, will vary depending upon a number of factors, including but not limited to feedstock prices, and from the Company's product mix, which will be determined over time as the Company's markets are further developed.

The Refinery's terminal operations in St. Marks, Florida, which commenced in June 1998, had revenues of approximately $2 million dollars from sales of asphalt and costs of sales of approximately $1.8 million related to those sales during 1998.

Oil and Gas Production Activity

For the Year Ended  December  31, 1999  compared to the Year ended  December 31,
1998

The Company had no oil and gas production activity during the year ended December 31, 1999

For the Year Ended  December  31, 1998  compared to the Year Ended  December 31,
1997

The Company had no oil and gas production activity during the year ended December 31, 1998.

The oil and gas production revenues reflected are the results of operations for Colombia and Peru for 1997 and reflect results for the period through February 25, 1997, the date of the sale of the Colombia and Peru subsidiaries.

Other Income

For the Year Ended  December  31, 1999  compared to the Year Ended  December 31,
1998.

Other income decreased during 1999 by approximately $246,000 to $214,000 compared to 1998, primarily from a $251,000 decrease in interest income due to decrease in funds on deposit in 1999 compared to those on deposit in 1998.

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

General and Administrative

For the Year ended  December  31, 1999  compared to the Year ended  December 31,
1998

Total General and Administrative expenses ("G&A") increased by approximately $693,000, or 12%, in 1999 compared to 1998. The acquisition of the St. Marks refinery at the end of 1998 accounted for an increase of approximately $180,000 of G&A related to payroll and insurance costs. Other payroll and employee related costs increased approximately $285,000. Insurance cost increased approximately $183,000 in 1999 compared to 1998 due to additional coverage on new additions to the refinery at end of 1998. Rents increased approximately $281,000 in 1999 compared to 1998. The Company has entered into a agreement to sublease out part of it's available office space which will be effective during the second quarter 2000, and will effectively reduce the Company's current rent expense by approximately $161,000 a year. The Company did not capitalize any G&A during 1999, compared to approximately $578,000 capitalized in 1998.

For the Year ended  December  31, 1998  compared to the Year ended  December 31,
1997

Total G&A increased by approximately $469,870, or 10%, in 1998 compared to 1997. The Company incurred approximately $1.4 million in additional G&A during 1998, principally due to increased activity at the Refinery, which were offset by an aggregate of approximately $1.0 million in reduced G&A resulting from a reduction of $279,000 related to the sale of its Colombia and Peru oil and gas operations in 1997 and a non-cash charge of $745,000 in 1997 in connection with the issuance of stock options. In addition, legal expenses decreased by approximately $90,000 due primarily to the settlement of the IRS Excise tax case and an environmental lawsuit. Due to the increased activity at the refinery, payroll and related employee expenses increased by approximately $434,000 and general insurance costs increased by approximately $86,000 due to increased coverage of the Refinery equipment and liability. General office administrative expenses increased by $80,000 due to the increased sales and operations at the refinery. Additional costs of approximately $70,000 were incurred in upgrading computers systems due in part to Year 2000 compliance considerations. Investor relations increased in 1998 by approximately $111,000 compared to 1997 and professional consulting fees increased by approximately $500,000. The Company capitalized approximately $578,000 of G&A in 1998 compared to approximately $622,000 in 1997 in connection with the Refinery expansion.

Depreciation, Depletion and Amortization

For the Year ended  December  31, 1999  compared to the Year ended  December 31,
1998

Depreciation, Depletion and Amortization ("DDA") increased approximately $918,000 in 1999 compared to the same period in 1998. DDA in 1999 reflects the increased depreciation of the Company's $18.6 million dollar asphalt and related equipment construction project at its refinery that commenced in 1996 and was completed in December of 1998. This new addition doubled the book value of the refinery and accounts for the 100% increase in DDA. In addition, the Company commenced depreciating the St Marks facility and its marine equipment during the first quarter of 1999.

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

Interest

Imputed interest of approximately $3,044,000, $6,042,000, and $1,899,000 in 1999, 1998,and 1997, respectively, was related to the presumed incremental yield the investor may derive from the discounted conversion rate of debt instruments issued by the Company during these years. Management believes that the related amount of interest recorded by the Company is not necessarily the true cost to the Company of the instruments it issued and that it may be reasonable to conclude that the fair value of the Common Stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, which in certain cases was as long as six months, large block factors, lack of a sufficiently-active market into which the stock can be quickly sold, time value, etc.). However, generally accepted accounting principles requires that the "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

The Company expenses and also capitalizes certain other costs associated with the offering and sale of debentures. Capitalized costs are amortized as interest expense over the life of the related debt instrument. These costs include the accounting for Common Stock warrants issued with and related to certain convertible debentures, commissions paid, and certain legal expenses

For the Year ended  December  31, 1999  compared to the Year ended  December 31,
1998

Interest expense for 1999 was $6,500,579, net of capitalized interest of $547,786, compared to interest expense of $1,912,949, net of capitalized interest of $7,055,340 in 1998. The Company incurred approximately $1,898,000 of interest on debentures and short-term notes outstanding during the year, expensed non-cash imputed interest, as discussed above, of approximately $2,882,000, interest on trade notes of approximately $638,000, approximately $1,619,000 of non-cash interest related to amortized bond costs.

For the Year ended  December  31, 1998  compared to the Year ended  December 31,
1997

Interest expense for 1998 was $1,912,949, net of capitalized interest of $7,055,340, compared to an interest expense of $6,663,992, net of capitalized interest of $340,988 in 1997. The Company incurred approximately $1,670,000 of interest on debentures outstanding during the year. The Company also incurred approximately $2,118,000 of imputed interest costs on the sale of its $12 million debentures in April 1998 and amortized an additional $3,924,000 related to the conversion of debentures held at December 31, 1997. The Company capitalized interest expense of $7,055,000 incurred in connection with its oil and gas and refinery projects during 1998.

Realized and Unrealized Loss on Marketable Securities

The Company neither held nor sold any Marketable Securities during 1999.

As partial proceeds from the S.A. Sale, the Company received approximately $4.4 million shares of MIP common stock valued at $2.00 per share. However, during 1997 and 1998, the market value of MIP's shares declined significantly. During 1997, the Company sold and disposed of approximately 1,441,000 shares of the MIP shares for proceeds of approximately $1,979,000 and recorded an aggregate net realized and unrealized loss of $6,053,000 for the year ended December 31, 1997. During 1998 the Company sold all of its remaining MIP shares for proceeds of approximately $377,000 and recorded an aggregate net realized loss of approximately $369,000.

Loss on Sale of Assets

The Company recorded an aggregate $564,000 loss in 1997 on the sale of two of its' wholly-owned subsidiaries which includes the current discount to fair value of the $3 million Exchangeable Debenture and the $1.4 million performance earn-out, both received in the S.A. Sale.

Liquidity and Capital Resources

During the year ended December 31, 1999, the Company used a net amount of approximately $7,306,000 for operations, which reflects approximately $6,320,000 in non-cash provisions, including depreciation, depletion and amortization of $5,717,000. Approximately $832,000 was provided during the period to decrease product and feedstock inventory and $459,000 was provided by an increase in accounts payable and accrued liabilities and in current assets other than cash. Additional uses of funds during 1999 included additions to oil and gas properties and Refinery property and equipment of $5,980,000 and $801,000, respectively. Cash for operations was provided, in part, by proceeds from the exercise of certain warrants and options and the sale of marketable securities of

$769,000, and from proceeds from long and short-term debt of approximately $19,216,000. At December 31, 1999, the Company had negative working capital of approximately $5.0 million dollars.

During 1999, the Company issued an aggregate of $17,250,000 principal amount of 5% and 6% convertible debentures. As of March 21, 2000, only approximately $6.8 million remained outstanding. The proceeds derived from these private placements were utilized to fund the Company's projects in Kazakhstan, expand the Refinery, repay debt, and for working capital purposes.

Also during 1999, the Company borrowed an aggregate of approximately $10 million for feedstock purchases and expansion at the Refinery, funding certain expenditures in Kazakhstan, and for working capital purposes. The Company utilized its inventory, receivables , St Marks and its adjacent real estate as collateral. Of this amount, approximately $3.8 million remained outstanding as of December 31, 1999.

The Company plans to begin its Shagryly gas field development in the summer of 2000. The initial phase of the development will cost approximately $4.5 million and is expected to be funded from the proceeds derived from the sale of a portion of Shagryly and from financing to be provided by the purchaser, which financing is expected to also be provided to fund the Company's remaining interest in the project subsequent to the sale. The total development costs for the project is estimated at approximately $160 million to $180 million. The Company is also having discussions with other financing entities, suppliers and export credit agencies regarding project financing for the development of Shagryly. However, the Company's strategy is to sell a minimum of 50% of Shagryly prior to commencing the main phase of development. If the Company is unable to sell a portion of Shagryly, the development could be delayed until adequate financing is appropriated.

The Company met its minimum work and monetary obligations on its License 953 in Kazakhstan during 1999. Its year 2000 obligation amounts to approximately $1.7 million, which it expects to fund with proceeds derived from the partial sale of Shagryly and/or from supplemental financing. The Company has no current plans to spend any additional amounts on License 953 during the year 2000.

As mentioned above, the Company is currently engaged in negotiations with Gasprom, the Russian gas transport company, for the transportation and sale of its anticipated Shagryly gas production. The Company expects that a U.S. Dollar or Eurodollar-based gas sales and transportation contract will concluded in the second quarter of 2000. In the event the contract is consummated, the Company expects to have a significant amount of proved gas reserves, which it could utilize as a borrowing base for various Company capital requirements, including the development of the Shagryly gas field. It has also been having discussions with the drilling subsidiary of Gasprom regarding a drilling contract to develop the Shagryly gas field.

In February 1999, Mercantile International Petroleum, Inc. ("MIP") failed to pay the $1.6 million outstanding balance due to the Company of the 5% convertible debenture it issued to the Company as partial payment for the purchase of the Company's oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement (the "MIP Agreement"), whereby MIP acknowledged its indebtedness to the Company in the amount of $1,581,000 for the outstanding balance of the 5% convertible debenture and an additional amount of $1,306,258 in connection with the "earnout provision" of the original purchase agreement. MIP also agreed to repay the aggregate debt due to the Company of $2,887,508 by issuing a new 11.5% convertible debenture to the Company, which is secured by MIP's Colombian oil production. Beginning in February 2000, MIP agreed to pay monthly to the Company the greater of $70,000 or 80% of its Colombian subsidiary's net income during the calendar year 2000. Thereafter, MIP will pay monthly the greater of $80,000 or 80% of the subsidiary's net income until the debt is retired. The unpaid portion of the debt is convertible into MIP common stock at the option of the Company, at any time at $1.50 per share.

MIP also agreed to issue the Company warrants entitling it at any time prior to December 31, 2002 to purchase an aggregate of 2,347,000 common shares of MIP:

     (i) during the year 2000, at the greater of $.25 per share or the weighted average trading price for the first 10 days after MIP's shares resume trading (MIP was delisted from the Toronto Exchange in 1999), to a maximum of $.50;

     (ii) during the year 2001, at $1.00 per share; and

    (iii) during the year 2002, at $1.50 per share.

A dedicated bank account has been set up in Bogota, Columbia for deposit of oil sales proceeds and disbursement of payments due to the Company pursuant to the MIP Agreement. The Company has received the initial monthly payment and expects no interruption in the future.

In February 2000, AIRI entered into lease and service agreements (the "Maretech Agreements") with Maretech Corporation ("Maretech"), an independent refinery whereby Maretech will lease AIRI's ADU and process condensate crude oil utilizing AIRI's personnel to operate the daily processing functions. Maretech plans to produce naphtha and gas oil to be sold as feedstocks and diesel and JP8 to be marketed as finished products. The term of the Maretech Agreements is one year renewable at the contract anniversary date. Maretech has the right to terminate the Maretech Agreement if its operation is unprofitable over any 30-day period. Maretech will pay AIRI $.20 per barrel of feedstock run through the ADU as a lease fee, which lease fees shall not be lower that $45,000 per month. In addition, Maretech will pay all expenses directly associated with the operation of the ADU including, but not limited to, wages, office expense, normal maintenance, property taxes, utilities, fuel, chemicals, and insurance. All payments will be made directly to each vendor by Maretech for services and materials. The Agreement also calls for AIRI to receive 25% of Maretech's profits from the operations.

Maretech has obtained financing guarantees for its feedstock supplies from a large financial institution and has also provided AIRI with an Irrevocable Letter of Credit in the amount of $400,000 to protect AIRI in the event of a default by Maretech.

Since the Maretech Agreements only involve the ADU (although there is some shared usage of other AIRI facilities provided for in the Maretech Agreements, such as the dock facilities), AIRI will still operate its asphalt processing facilities. As of March 21, 2000, AIRI had approximately $10.5 million in firm backlog of orders and sales agreements, of which approximately 95% is for higher-margin polymerized asphalt products. Asphalt prices, particularly polymerized asphalts, have begun to rise in response to high crude oil prices incurred in 1999 and early 2000, therefore the Company expects its asphalt margins to improve in 2000 as compared to 1999, when only 60% of its asphalt sales volumes were polymerized asphalts and asphalt prices were significantly lower. In addition, the Company has implemented the use of escalation clauses in its asphalt sales contracts, which enable it to increase its contracted sales price by 5% per quarter if its feedstock prices rise to certain levels. This should mitigate the problem the Company incurred in 1999 by committing to long-term supply contracts at fixed prices.

As long as crude oil prices continue at current high levels, AIRI plans to purchase wholesale asphalts to utilize as feedstock for blending and polymer enhancement. The Company's strategy is to sell only higher-margin polymerized asphalt products, which asphalts are expected approximate 95% of its asphalt sales during 2000. The Company has a $2 million credit facility for its feedstock purchases, which it has utilized since June 1999.

The combination of the proceeds to be derived from the MIP Agreement, the Maretech Agreements and the Company's asphalt operations are expected to provide sufficient cash flows to support all of the Company's domestic operations through the year 2000 and beyond.

The Company plans to repay the outstanding aggregate balance of its Bridge Loans (approximately $4.35 million) with the proceeds expected from the sale of a portion of its License 1551. It is also seeking other sources of capital for the repayment of this debt as well as its outstanding 5% Convertible Debentures.

If the Company is unable to obtain the necessary working capital from the Refinery, St. Marks, AIM, the sale of a portion of License 1551, or from one or more joint venture partners in Kazakhstan to support its operations during 2000, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected.

Y2K Issues

The Company evaluated the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year, leading to incorrect results when computer software performs arithmetic operations, comparisons or date field sorting involving years later than 1999. Management believes that in light of the limited nature of the computer software used by the Company and the limited scope of its electronic interaction with other entities, issues relating to modification or replacement of existing systems will not have a material effect on the operations or financial condition of the Company. Although the Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with such issues would have a material impact, there can be no assurance that such will be the case. As of March 31, 2000, the Company had not encountered any negative effects relating to the Year 2000 issues, either internally or with any of its vendors or suppliers.

Market Risk

The Company is exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. The Company does not employ risk management strategies, such as derivatives or various interest rate and currency swaps, to mitigate these risks.

     Foreign Exchange Risk

The Company is subject to risk from changes in foreign exchange rates for its international operations which uses a foreign currency as their functional currency and are translated to U.S. dollars. The Company has not experienced any significant gains or losses from such events.

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

                                                    Total
                                                   Recorded         Fair
                2000              2004              Amount          Value
                ----              ----             --------         -----

Debt:        $3,853,480        $12,621,250        $16,474,730      $16,474,730
                 11.3%              27.5%

A 10% increase in interest rates would decrease the Company's cash flow by approximately $1,650,000 and would decrease the fair value of the Company's debt instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.
                                                                 Year First
                                                             Became a Director
    Name                Age   Position(s)                        or Officer
    ----                ---   -----------                    -----------------

George N. Faris         59    Chairman of the Board                1981

Joe Michael McKinney    60    Chief Executive Officer              1999

William R. Smart        79    Director                             1987

Daniel Y. Kim           75    Director                             1987

Donald G. Rynne         77    Director                             1992

John H. Kelly           60    Director                             1999

Denis J. Fitzpatrick    55    Vice President, Secretary and        1994
                              Chief Financial Officer

William L. Tracy        52    Treasurer and Controller             1992

----------

Biographical Information

Dr. George N. Faris has served as Chairman of the Board of Directors of the Company since 1981 He served as Chief Executive Officer from 1981 to December 1999 . Dr. Faris was the founder of ICAT, an international engineering and construction company, and served as its President from ICAT's inception in 1972 until October 1985. Prior to 1972, Dr. Faris was the President and Chairman of the Board of Directors of Donbar Development Corporation, a company engaged in the patent development of rotary heat exchangers, devices which exchange heat from medium to medium and on which Dr. Faris was granted a number of patents. Dr. Faris received a Ph.D. in Mechanical Engineering from Purdue University in 1968.

Mr. Joe Michael McKinney joined the Company in July 1999 as Chief Operating Officer and was appointed Chief Executive Officer and a Director of the Company in December 1999. Mr. McKinney was Vice President and General Manager of all domestic onshore operations at Union Texas Petroleum from 1987 until 1991. He was Senior Vice President of International Operations at Enron Oil & Gas
Corporation from 1991-1993 and was promoted to President and Chief Operating Officer responsible for all exploration and development activies outside of North America from 1994 until 1996. From 1996 until 1999, Mr. McKinney was employed by Wind Walker Consulting as a petroleum management and business consultant to companies in the energy field. Mr. McKinney is a registered Professional Engineer and is a member of the Society of Petroleum Engineers and the Association of International Petroleum Negotiators. He received his B.S. degree in Mechanical Engineering from Texas Tech University in 1962.

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

Ambassador John H. Kelly has served as a member of the Company's Board of Directors since December 1999. Ambassador Kelly was Assistant Secretary of State for South Asian and Near Eastern affairs from 1989 to 1991 and is currently Ambassador in Residence at the Center for International Strategy, Technology, and Policy at the Sam Nunn School of International Affairs at Georgia Tech in Atlanta. Ambassador Kelly is a career diplomat and was four times Deputy Assistant Secretary of State as well as Ambassador to Finland and Lebanon. He attended Emory University and the Armed Forces Staff College. He has been a frequent commentator for "Meet the Press", the "Today Show", and on CNN, C-Span BBC, and other media.

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

Item 11. EXECUTIVE COMPENSATION

The following table discloses compensation for services rendered by the Company's Chief Executive Officer and all other executive officers of the Company whose compensation exceeded $100,000 in 1999, 1998 and 1997.

                          Annual Compensation                                  Long Term Compensation
-------------------------------------------------------------      ----------------------------------------------
Name and Principal                                                 Other Annual                        All Other
Position                    Year       Salary          Bonus       Compensation      0ptions(#)      Compensation
-----------                 ----       ------          -----       ------------      ----------      ------------
George N. Faris             1999      $335,769       $ 41,250      $      --          500,000        $      --
Chairman of the             1998       330,000        120,000             --        1,000,000(1)            --
Board                       1997       312,000        257,000          7,200(2)       750,000          193,000(3)

Joe Mike McKinney           1999      $118,461         $5,625         $2,500(2)       700,000        $   2,500(2)
Chief Executive Officer     1998            -- (6)                        --               --               --
                            1997            -- (6)                        --               --               --

Denis J. Fitzpatrick        1999      $135,769       $ 15,000      $      --          100,000        $      --
Secretary, Vice             1998       140,000         31,250             --          170,000(4)            --
President and Chief         1997       118,000        102,000             --          125,000           25,000(5)
Financial Officer

William L. Tracy            1999      $100,000       $ 10,006      $      --           75,000        $      --
Treasurer and               1998       100,000         13,500             --          106,000(7)            --
Controller                  1997        88,000         62,000             --           75,000           23,000(5)

(1) Includes 420,000 regular options which vest 25% per year beginning December 31, 1998 and 580,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(2)  Vehicle allowance.

(3) Includes deferred salary payment of $109,000 and income tax reimbursement of $84,000.

(4) Includes 70,000 regular options which vest 25% per year beginning December 31, 1998 and 100,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(5)  Deferred salary payment.

(6) Mr. McKinney was hired in July 1999. He was granted 200,000 options as a signing bonus.

(7) Includes 56,000 regular options which vest 25% per year beginning December 31, 1998 and 50,000 contingent options which will vest only if the Company's common stock trades at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

Note: The contingent options terminated, since the Company's common stock did not trade at $5.00 per share for 15 consecutive days prior to December 31, 1999.

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

Options may not be granted under the 1998 Plan after May 29, 2008. The exercise price of the options granted under the 1998 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1998 Plan, as of March 21, 1999 was 4,249,275 of which 1,260,000 were conditional options which expired and were placed back in the 1998 Plan for future issuance.

OPTION GRANTS IN LAST FISCAL YEAR

The table below includes the number of stock options granted to certain executive officers during the year ended December 31, 1999, exercise information and potential realizable value.

                         Individual Grants                                               Potential Realizable
                         -----------------                                               Value at Assumed
                       Number of       Percent of                                        Annual Rates of Stock
                       Securities      Total Options                                     Price Appreciation
                       Underlying      Granted to                                        for Option Term
                       Options         Employees in     Exercise       Expiration        ---------------------
  Name                 Granted(#)      Fiscal Year      Price($/sh)       Date           5%($)          10%($)
  ----                 ----------      -----------      -----------    ----------        -----          ------
George Faris             500,000           24%            $0.825        03/30/04         $ -0-          $ -0-

Joe Michael McKinney     200,000           10%            $ 1.24        07/21/04         $ -0-          $ -0-
                         250,000           12%            $ 0.50        12/31/04         $ -0-          $ -0-
                         250,000           12%            $ 1.00        12/31/04         $ -0-          $ -0-

Denis Fitzpatrick        100,000            5%            $0.825        03/30/04         $ -0-          $ -0-

William L. Tracy          75,000            4%            $0.825        03/30/04         $ -0-          $ -0-

AGGREGATE OPTION EXERCISES IN 1999 AND OPTION VALUES AT DECEMBER 31, 1999

The table below includes the number of shares covered by both exercisable and non-exercisable stock options owned by certain executive officers as of December 31, 1999. Also reported are the values for "in-the-money" options which represent the positive spread between exercise price of any such existing stock options and the year-end price.

                                      Shares
                                      ------
                            Acquired on        Value             Number of Unexercised             Value of Unexercised
Name                         Exercised       Realized             Options at Year End              In-the-money Options
-----                        ---------       ---------            -------------------              --------------------

                                                             Exercisable      Unexercisable    Exercisable     Unexercisable
                                                             -----------      -------------    -----------     -------------
George N. Faris                  --               --          2,308,334          564,166          $75,156        $    --

Denis J. Fitzpatrick          120,000          146,227          226,666           68,334          $  --          $    --

Joe Michael McKinney             --               --            125,000          575,000          $ 3,906        $  11,719

William L. Tracy               51,000           82,988          153,000           53,000          $  --          $    --

EMPLOYMENT CONTRACTS

Effective July 21, 1999 the Company entered into a one (1) year employment agreement with Joe Michael McKinney to serve as President of the Company at an annual salary of $300,000, 25,000 shares of the Company's stock, and five (5) year options to purchase 200,000 shares of Company stock with an exercise price equal to 110% of the market price on July 21, 1999 and vest over a three (3) year period. On November 18, 1999 Mr. McKinney's employment agreement was amended to a three (3) year agreement, with successive one (1) year renewals, to serve as the Company's Chief Executive Officer and President at an annual salary, effective January 1, 2000, of $350,000 with additional five (5) year options to purchase 500,000 shares of Company stock at exercise prices of $0.50 to $1.00 and vesting over a two year period. The agreement also provides for, a) a severance payment for termination without cause equal to one month of salary for each full year of prior employment with the Company, and b) a change in control payment in the amount equal to 2.99 times annual base salary in effect immediately prior to termination as a result of a change in control of the Company.

Simultaneously with the appointment of Mr. McKinney to the position of Chief Executive Officer and President on November 18, 1999, the Company's existing employment agreement with Dr. George N. Faris was amended to provide for Dr. Faris to continue to serve as Chairman of the Board of the Company for an initial term of three years at an annual salary of $250,000, and if the initial term is not extended by in writing by both parties, the Company agrees to retain Dr. Faris, at his discretion, as a consultant for a period of two calendar years ending December 31, 2004 at an annual salary equal to 50% of his annual base salary at December 31, 2002. The agreement also provides for, a) a severance payment equal to one month's salary for each full year of employment beginning January 1, 1995, based on base salary at December 31, 1999 and b) a change in control payment equal to 2.99 times the greater of (i) $350,000 or (ii) his base salary in effect on date of termination as a result of a change in control of the Company.

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

Item 12. SECURITIES OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of March 21, 2000, regarding the beneficial ownership of Common Stock of (i) each person known by the Company to be the beneficial owner of more than 5% of the Common Stock; (ii) each Director; (iii) each executive officer named in the Summary Compensation Table below; and (iv) all Directors and executive officers as a group.

Name and Address                    Amount and Nature of               Percent
of Beneficial Holder(1)             Beneficial Ownership              of Class
-----------------------             --------------------              --------

George N. Faris                         3,826,944(2)                   3.5%

Joe Michael McKinney                       72,833(3)                      *

Daniel Y. Kim                             223,378(4)                      *

Donald G. Rynne                           729,092                         *

William R. Smart                          250,012                         *

John Kelly                                 52,000(5)                      *

Denis J. Fitzpatrick                      122,187(6)                      *

William L. Tracy                          137,571(7)                      *

All officers and Directors
as a group (consisting of
8 persons)                              5,414,017(8)                  4.8%

The Palladin Group, L.P.               11,766,627(9)                  9.9%
195 Maplewood Avenue
Maplewood, NJ  07040

----------
*    Less than 1% of class

(1) All officers and Directors have an address c/o the Company, 444 Madison Avenue, New York, NY 10022.

(2) Includes 770,834 shares of common stock issuable upon the exercise of stock options owned by Dr. Faris. Excludes 376,667 options not exercisable within 60 days.

(3) Excludes 575,000 stock options owned by Mr. McKinney, which are not exercisable within 60 days.

(4) Includes 205,500 shares of common stock issuable upon the exercise of stock options owned by Dr. Kim.

(5) Includes 50,000 shares of common stock issuable upon the exercise of stock options of common stock owned by Ambassador Kelly. Excludes 50,000 option not exercisable within 60 days.

(6) Includes 34,667 shares of common stock issuable upon the exercise of stock options owned by Mr. Fitzpatrick. Excludes 68,333 options not exercisable within 60 days.

(7) Includes 28,000 shares of common stock issuable upon the exercise of stock options owned by Mr. Tracy. Excludes 53,000 options not exercisable within 60 days.

(8) Includes all of the shares of common stock issuable upon the exercise of options described in Notes (2) through (7) above.

(9) The Palladin Group, L.P. serves as investment advisor to Hallifax Fund, L.P. ("Hallifax"), the registered owners of the Company's 5% Convertible Secured Debenture (the "5% Debenture") and warrants to purchase Common Stock, and has been granted investment discretion over the securities of the Company owned by this fund. In this capacity, The Palladin Group, L.P. may be deemed to have voting and dispositive power over such securities. Mr. Jeffrey Devers is the principal officer of The Palladin Group. The terms of the 5% Debenture and warrants provide that the number of shares that the registered owners may acquire upon conversion or exercise may not exceed that number that would render Hallifax Fund, L.P. as the beneficial owner of more than 9.99% of the then outstanding shares of Common Stock.

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

Based solely on its review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, the Company believes that, during the period from January 1, 1999 through December 31, 1999, all filing requirements applicable to its officers, Directors and greater than 10 percent beneficial owners were complied with.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1999 the Company's Chairman and CEO, Dr. George Faris, loaned the Company an aggregate of $500,000 at an annual interest rate of 10% per annum. The Company repaid $765,000 ($265,000 of a remaining balance from 1998 and the $500,000 balance from 1999) in the second quarter of 1999.

Also during 1999, Mr. Donald Rynne, a current member of the Company's Board of Directors, loaned the Company an aggregate of $140,000 at an annual interest rate of 10% per annum. The Company repaid the entire amount during the second quarter of 1999.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                              Page No.

        Reports of Independent Accountants                                  F-1
        Consolidated Balance Sheets(2)
           December 31, 1999 and 1998                                       F-2
        Consolidated Statement of Operations
           Years Ended December 31, 1999, 1998 and 1997                     F-3
        Consolidated Statement of Cash Flows
           Years Ended December 31, 1999, 1998 and 1997                     F-4
        Consolidated Statement of Changes in
           Stockholders' Equity - Years Ended
           December 31, 1999, 1998 and 1997                                 F-5
        Notes to Consolidated Financial Statements                          F-8
        Supplementary Oil and Gas Information                               F-27

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

4.1     Form of Class A Warrant. (3)

4.2 1995 Stock Option Plan and Form of related Option Agreements of the Registrant. (5)

4.3     Form of 8% Convertible Subordinated Debentures due August 1, 1999. (9)

4.4 Form of Subscription Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3. (9)

4.5 Form of Warrant to purchase shares of the Registrants' Common Stock issued in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3. (9)

4.6 Form of Registration Agreement used in connection with the offering of the Registrants' debentures referenced in Exhibit 4.3.(9)

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

4.19 Form of Warrant issued pursuant to the Securities Purchase and Equity Agreements associated with Exhibits 4.17 and 4.20 (12)

4.20    Equity Financing Agreement dated April 21, 1998. (12)

4.21    Registration Rights Agreement dated April 21, 1998. (12)

4.22 Letter Agreement dated June 26, 1998 between the Registrant and certain investors. (13)

4.23    Convertible Debenture Purchase Agreement dated February 18, 1999. (2)

4.24    Form of 5% Convertible Secured Debenture dated February 18, 1999. (2)

4.25 Form of Warrant issued pursuant to Convertible Secured Debenture dated February 11, 1999. (2)

4.26    Form of Registration Rights Agreement dated February 18, 1999. (2)

4.27    Form  of  Mortgage  and  Security   Agreement  issued  pursuant  to  the
        Convertible Secured Debentures dated February 11, 1999. (2)

4.28 Form of 6% Convertible Debenture Purchase Agreement dated August 19, 1999. (15)

4.29 Form of 6% Convertible Secured Debenture issued in connection with the 6% Convertible Debentures referenced in Exhibit 4.28 (15)

4.30 Form of Warrant issued in connection with the 6% Convertible Debentures referenced in Exhibit 4.28. (15)

4.31 Form of Registration Rights Agreement issued in connection with the 6% Convertible Debentures in Exhibit 4.28. (15)

4.32 Form of Security Agreement issued in connection with the 6% Convertible Debentures in Exhibit 4.28. (15)

4.33 Form of Securities Purchase Agreement dated December 1, 1999 by and among the Registrant and GCA Investment Fund Limited.

4.34 Form of Mortgage and Security Agreement between St. Marks Refinery, Inc. and GCA Strategic Investment Fund.

4.35 Form of Warrant issued in connection with the Securities Purchase Agreement referenced in Exhibit 4.33.

10.1 Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2    Amendment #1 to Employment Agreement,  dated May 1, 1989, between George
        N. Faris and the Registrant. (6)

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

10.7    Consulting Agreement dated December 2, 1998. (15)

10.8 Amendement #2 to Employment Agreement dated May 1, 1989 by and between Registrant and George N. Faris.

10.9 Employment Agreement dated July 21, 1999 by and between the Registrant and Joe Michael McKinney.

10.10 Amendment #1 to Employment Agreement dated July 21, 1999 by and between the Registrant and Joe Michael McKinney.

21.1    Subsidiaries of the Registrant.

27.1    Financial Data Schedule.

----------

(1) Incorporated herein by reference to the Registration Statement on Form S-1 declared effective on February 13, 1990.

(2) Incorporated herein by reference to the Registrant's form 8-K, dated March 1, 1999, as amended April 26, 1999.

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

(15) Incorporated by reference to the Registrants' Report on Form 8-K dated September 9, 1999.

(b)  Reports on Form 8-K

     None.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and
Stockholders American International Petroleum Corporation

We have audited the accompanying consolidated balance sheets of American International Petroleum Corporation and Subsidiaries as of December 31, 1999 and 1998, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

The Company reported a net loss of approximately $14.9 million during 1999, of which approximately $6.3 million represented non-cash items and has a working capital deficit of approximately $5.0 million at December 31, 1999. The Company had limited revenue generating operating activities during 1999 and does not, as of December 31, 1999, have the resources to fulfill its operating and capital commitments. The Company's refinery facility suspended operations in late 1999 and is not expected to resume operation before the second quarter of 2000. These matters raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in
Note 2 to the financial statements. As of December 31, 1999, the Company has costs capitalized in the accompanying balance sheet of approximately $31,600,000 relating to unevaluated oil and properties in Kazakhstan. At the present time, the Company has no commercially feasible means of transporting any oil and gas production it may produce from the Kazakhstan properties. The Company will require a substantial amount of additional capital expenditures to recover its investment in the oil and gas concession. At the present time, the Company does not have the resources to develop these properties and to meet the minimum work program required.

HEIN + ASSOCIATES, LLP
Houston, Texas
March 30, 2000

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                                                                           December 31,
                                                                --------------------------------

                                                                     1999               1998
                                                                -------------      -------------
                                     Assets
Current assets:
  Cash and cash equivalents                                     $   1,753,707      $     376,745
  Accounts and notes receivable, net                                  497,553            548,442
  Inventory                                                           723,088          1,554,694
  Deferred financing costs                                            130,727              8,563
  Prepaid expenses                                                    793,956            829,654
                                                                -------------      -------------
       Total current assets                                         3,899,031          3,318,098
                                                                -------------      -------------
Property, plant and equipment:
  Unevaluated oil and gas property                                 31,556,376         23,438,886
  Refinery property and equipment                                  37,999,682         36,935,705
  Other                                                             1,005,886            626,910
                                                                -------------      -------------
                                                                   70,561,944         61,001,501
Less - accumulated depreciation, depletion,
 and amortization                                                  (6,470,672)        (4,707,103)
                                                                -------------      -------------
       Net property, plant and equipment                           64,091,272         56,294,398
Notes receiviable, less current portion                             1,252,696          1,118,200
Other long-term assets, net                                           415,270            130,638
                                                                -------------      -------------

       Total assets                                             $  69,658,269      $  60,861,334
                                                                =============      =============

                      Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debentures                                         $   2,223,500      $        --
  Notes payable - trade                                             1,736,831          1,725,350
  Notes payable - officers                                               --              266,850
  Accounts payable                                                  3,641,886          4,081,557
  Accrued liabilities                                               1,301,472          1,840,493
                                                                -------------      -------------
       Total current liabilities                                    8,903,689          7,914,250
Long-term debt                                                     11,984,592          6,110,961
                                                                -------------      -------------
       Total liabilities                                           20,888,281         14,025,211
                                                                -------------      -------------

Commitments and contingent liabilities (Note 10)                         --                 --
Minority Interest Liability                                           305,956            305,956

Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 200,000,000 shares
    authorized,  91,282,773 and 65,992,328 shares issued
    outstanding at December 31, 1999 and December 31, 1998,
    respectively                                                    7,302,621          5,279,385
  Additional paid-in capital                                      145,605,966        129,711,531
  Common stock held in escrow as collateral                        (1,065,938)              --
  Accumulated deficit                                            (103,378,617)       (88,460,749)
                                                                -------------      -------------
       Total stockholders' equity                                  48,464,032         46,530,167
                                                                -------------      -------------

Total liabilities and stockholders' equity                      $  69,658,269      $  60,861,334
                                                                =============      =============


              The accompanying notes are an integral part of these
                        consolidated fnancial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      For the years ended December 31,
                                                             ------------------------------------------------
                                                                  1999              1998             1997
                                                             ------------      ------------      ------------
Revenues:
  Oil and gas production and
   pipeline fees                                             $       --        $       --        $    260,579
  Refinery operating revenues                                   8,137,867        11,394,009              --
  Other                                                           214,171           460,597           567,385
                                                             ------------      ------------      ------------
       Total revenues                                           8,352,038        11,854,606           827,964
                                                             ------------      ------------      ------------
Expenses:
  Lease operating                                                    --                --              98,766
  Costs of goods sold - refinery                                8,670,760        11,281,139              --
  General and administrative                                    6,367,857         5,097,468         4,627,598
  Depreciation, depletion and
   amortization                                                 1,730,710           813,088           774,264
  Interest                                                      6,500,579         1,912,949         6,663,992
  Realized  and unrealized loss on marketable securities             --             359,325         6,053,298
  Loss on sale of subsidiaries                                       --                --             563,667
  Provison for bad debts                                             --           1,493,750              --
                                                             ------------      ------------      ------------
       Total expenses                                          23,269,906        20,957,719        18,781,585
                                                             ------------      ------------      ------------

Net loss                                                     $(14,917,868)     $ (9,103,113)     $(17,953,621)
                                                             ============      ============      ============

Net loss per share of common stock - basic and diluted       $      (0.20)     $      (0.17)     $      (0.43)
                                                             ============      ============      ============

Weighted-average number of shares
 of common stock outstanding                                   72,855,230        53,741,498        41,309,102
                                                             ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the years ended December 31,
                                                                ------------------------------------------------
                                                                     1999             1998              1997
                                                                ------------      ------------      ------------
Cash flows from operating activities:
  Net loss                                                      $(14,917,868)     $ (9,103,113)     $(17,953,621)
  Adjustments to reconcile net loss to net
   cash (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                         5,716,550         2,472,751         5,125,934
     Accretion of premium on notes receivable                        (50,604)         (208,886)         (167,167)
     Provision for bad debts                                            --           1,493,750              --
     Realized and unrealized loss on marketable securities              --             359,325         6,053,298
     Loss on sale  of subsidiaries                                      --                --             563,667
     Issuance of stock for compensation expense                      186,233           196,900            40,000
     Forgiveness of debt                                                --                --             (50,342)
     Compensatory stock options                                         --                --             744,700
     Issuance of stock and options for services                      468,220           255,814           247,607
     Changes in assets and liabilities:
        Accounts and notes receivable                                 50,889         1,313,816            57,835
        Inventory                                                    831,606          (798,974)         (698,746)
        Prepaid and other                                            (86,466)          426,060        (1,387,484)
        Accounts payable and accrued liabilities                     495,021         2,968,458           (16,688)
                                                                ------------      ------------      ------------
            Net cash (used in) operating activities               (7,306,419)         (624,099)       (7,441,007)
                                                                ------------      ------------      ------------
Cash flows from investing activities:
  Additions to oil and gas properties                             (5,980,341)       (8,512,328)       (2,663,694)
  Additions to refinery property and equipment                      (800,974)       (8,578,049)       (5,581,714)
  Proceeds from sales of marketable securities                          --             376,633         1,979,494
  Proceeds from sale of subsidiaries                                    --                --           1,764,548
  Additions to other long term assets                               (752,988)         (592,444)          (94,191)
                                                                ------------      ------------      ------------
             Net cash used in investing activities                (7,534,303)      (17,306,188)       (4,595,557)
                                                                ------------      ------------      ------------
Cash flows from financing activities:
  Net increase in short-term debt                                  2,500,000              --                --
  Net increase (decrease) in notes payable                            11,481         1,725,350          (237,162)
  Increase (decrease) in notes payable - officers                   (266,850)          266,850              --
  Repayments of long-term debt                                    (3,500,000)             --          (5,791,420)
  Proceeds from issuance of common stock and
    warrants, net                                                       --                --             447,810
  Proceeds from exercise of stock warrants
    and options                                                      768,877           738,482         1,272,333
  Proceeds from issuance of debentures, net                       16,704,176        11,855,000        20,055,295
                                                                ------------      ------------      ------------
             Net cash provided by financing activities            16,217,684        14,585,682        15,746,856
                                                                ------------      ------------      ------------
Net increase (decrease) in cash and
  cash equivalents                                                 1,376,962        (3,344,605)        3,710,292
Cash and cash equivalents at beginning of year                       376,745         3,721,350            11,058
                                                                ------------      ------------      ------------

Cash and cash equivalents at end of year                        $  1,753,707      $    376,745      $  3,721,350
                                                                ============      ============      ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                Additional
                                                          Common stock            paid-in        Common Stock    Accumulated
                                                    Shares         Amount         capital       Held In Escrow     deficit
                                                  ----------   -------------   -------------      ----------    -------------
Balance, January 1, 1999                          65,992,328   $   5,279,385   $ 129,711,531            --      $ (88,460,749)

Conversions of debentures                         17,574,305       1,405,944       6,196,429            --               --
Issuance of stock in lieu of current
    liabilities                                    1,798,968         143,917       1,329,796            --               --
Issuance of stock for compensation                   223,919          17,914         168,319            --               --
Issuance of stock and options for services           425,000          34,000         434,220            --               --
Issuance of stock for property and equipment       2,090,000         167,200       1,685,166            --               --
Issuance of stock options and warrants                  --              --         1,455,835            --               --
Options and warrants exercised                     1,283,253         102,661         666,216            --               --
Imputed interest on debentures
    convertible at a discount to market                 --              --         3,044,116            --               --
Issuance of stock for collateral on debt           1,895,000         151,600         914,338      (1,065,938)            --
Net loss for the year                                   --              --              --              --        (14,917,868)
                                                  ----------   -------------   -------------      ----------    -------------

Balance, December 31, 1999                        91,282,773   $   7,302,621   $ 145,605,966      (1,065,938)   $(103,378,617)
                                                  ==========   =============   =============   =============    =============

                                                           Total
                                                     -------------
Balance, January 1, 1999                             $  46,530,167

Conversions of debentures                                7,602,373
Issuance of stock in lieu of current
    liabilities                                          1,473,713
Issuance of stock for compensation                         186,233
Issuance of stock and options for services                 468,220
Issuance of stock for property and equipment             1,852,366
Issuance of stock options and warrants                   1,455,835
Options and warrants exercised                             768,877
Imputed interest on debentures
    convertible at a discount to market                  3,044,116
Issuance of stock for collateral on debt
Net loss for the year                                  (14,917,868)
                                                     -------------

Balance, December 31, 1999                           $  48,464,032
                                                     =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                      Additional
                                                              Common stock              paid-in        Accumulated
                                                         Shares           Amount        capital          deficit           Total
                                                      ------------    ------------    ------------    ------------     ------------

Balance, January 1, 1998                                48,436,576    $  3,874,926    $107,987,091    $(79,357,636)    $ 32,504,381

Conversions of Debentures                               13,794,032       1,103,521      14,422,859            --         15,526,380
Issuance of stock in lieu of current
    liabilities                                          1,506,347         120,508       1,549,209            --          1,669,717
Issuance of stock for compensation                          50,000           4,000         192,900            --            196,900
Issuance of stock and options for services                 100,000           8,000         247,814            --            255,814
Issuance of stock for refinery property and
     equipment - Regulation S Offering                   1,500,000         120,000       1,567,500            --          1,687,500
Issuance of stock options and warrants                        --              --           936,459            --            936,459
Options and warrants exercised                             605,373          48,430         690,052            --            738,482
Imputed interest on debentures
    convertible at a discount to market                       --              --         2,117,647            --          2,117,647
Net loss for the year                                         --              --              --        (9,103,113)      (9,103,113)
                                                      ------------    ------------    ------------    ------------     ------------

Balance, December 31, 1998                              65,992,328    $  5,279,385    $129,711,531    $(88,460,749)    $ 46,530,167
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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                        Additional
                                                 Common stock             paid-in     Accumulated
                                             Shares         Amount        capital        deficit          Total
                                          ------------   ------------   ------------   ------------    ------------
Balance, January 1, 1997                    34,458,921   $  2,756,714   $ 79,975,019   $(61,404,015)   $ 21,327,718

Conversions of debentures                    7,246,882        579,751      8,763,271           --         9,343,022
Issuance of stock in lieu of current
    liabilities                                243,459         19,477        214,082           --           233,559
Issuance of stock for compensation             100,000          8,000         32,000           --            40,000
Issuance of stock  for services                260,000         20,800        226,807           --           247,607
Issuance of stock - Reg S Offering           1,635,593        130,847        314,465           --           445,312
Issuance of stock for oil and
    gas properties - Reg S Offering          3,250,000        260,000      8,275,938           --         8,535,938
Issuance of stock warrants for oil and
    gas properties                                --             --          718,750           --           718,750
Issuance of stock warrants                        --             --        6,264,411           --         6,264,411
Options and warrants exercised               1,241,721         99,337        694,189           --           793,526
Imputed interest on debentures
    convertible at a discount to market           --             --        1,763,459           --         1,763,459
Compensatory stock options                        --             --          744,700           --           744,700
Net loss for the year                             --             --             --      (17,953,621)    (17,953,621)
                                          ------------   ------------   ------------   ------------    ------------

Balance, December 31, 1997                  48,436,576   $  3,874,926   $107,987,091   $(79,357,636)   $ 32,504,381
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

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") was incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is the owner of a refinery in Lake Charles, Louisiana, which processes and sells asphalt into the Gulf Coast asphalt market and has the capability to refine other crude oil products, such as vacuum gas oil, naptha and diesel, a refinery and terminal in St. Marks, Florida, which it utilizes as a distribution facility to market some of its asphalt, a 26,000 barrel asphalt transport barge, a 100% working interest in a gas concession and a 70% working interest in an oil and gas concession in Kazakhstan. The Company is also seeking domestic and international oil and gas properties and projects.

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

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued at up to approximately $20.2 million, determined as follows:

(a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company's 12% Secured Debentures due December 31, 1997, which were secured by the Company's shares of AIPCC, (b) assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000, (c) 4,384,375 shares of MIP Common Stock (the "MIP Shares") with a trading price of approximately $2.00 per share on the date the parties agreed in principle to the sale, (d) a two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the "Exchangeable Debenture"), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof, (e) a $1.4 million "performance earn-out" from future production in Colombia, plus interest at 8% per annum, (f) up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 ("Accrued Tax benefit Deductions") is less than $50 million but more than $20 million (payable from 25% of AIPCC's future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia). In January 1998, the Company demanded payment of $1.5 million in principal, which was received by the Company in February 1998.

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

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), American International Marine, Inc. ("AIM"), St. Marks Refinery, Inc. ("SMR") American International Petroleum Kazakhstan ("AIPK"), American Eurasia Petroleum Corporation ("AEPC"), American International Petroleum Corporation Holding, Inc. ("AIPC Holdings), AIPCC and PAIPC.

Intercompany balances and transactions are eliminated in consolidation.

Cash and cash equivalents

All liquid short-term instruments purchased with original maturities of three months or less are considered cash equivalents

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

Costs not subject to amortization:

The following table summarizes the categories of cost, which comprise the amount of unproved properties not subject to amortization.

                                                    December 31,
                                   ---------------------------------------------
                                       1999             1998             1997
                                       ----             ----             ----
Kazakhstan:
    Acquisition Cost               $11,724,477      $11,724,477      $11,724,477
    Exploration Cost                19,072,440       10,748,427             --

Other
     Acquisition cost                  759,459          965,982             --
                                   -----------      -----------      -----------
                                   $31,556,376      $23,438,886      $11,724,477
                                   ===========      ===========      ===========

Acquisition costs of unproved properties not subject to amortization at December 31, 1999 1998 and 1997, respectively, consists mainly of lease acquisition costs related to unproved areas. The period in which the amortization cost of the Kazakhstan properties will commence is subject to the results of the Company's exploration program, which began in 1999. Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized geological and general and administrative costs for Kazakhstan and the Other category totaled $8,117,490, $11,164,180 and $2,437,289 for 1999, 1998 and 1997, respectively.

The net capitalized costs of oil and gas properties for each cost center, less related deferred income taxes, are expensed to the extent they exceed the sum of
(i) the estimated  future net revenues from the  properties,  discounted at 10%,
(ii) unevaluated costs not being amortized; and (iii) the lower of cost or estimated fair value of unproved properties being amortized; less (iv) income tax effects related to differences between the financial statement basis and tax basis of oil and gas properties. The independent reservoir engineer's report of Estimated Future Reserves and Revenues is based on information available "as of" the date of such Report. Upward or downward revisions to the estimated value and volume of oil and gas reserves may occur based on circumstances occurring, and information obtained, subsequent to the date of the engineer's report. (See "Supplementary Oil and Gas Information for the Years Ended December 31, 1999, 1998 and 1997 - Oil and Gas Reserves.

Property and equipment - other than oil and gas properties

Property and equipment are carried at cost and included interest on funds borrowed to finance construction. Capitalized interest was $547,786, $7,055,340, and $341,000 in 1999, 1998 and 1997, respectively. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets, which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings. Depreciation, depletion and amortization expense on property and equipment were $1,730,710, $813,088, and $774,264 for the years ended December 31, 1999, 1998 and 1997, respectively.

Revenue recognition

Oil and gas production revenues are recognized at the time and point of sale after the product has been extracted from the ground. Pipeline fees are recognized at the time and point of expulsion of the product from the pipeline. Refinery revenues are recognized upon delivery.

Discounts and premiums

Discounts and premiums on accounts and notes receivables and notes payable are amortized as interest expense or income over the life of the instrument on the interest method.

Earnings per share

Earnings per share of common stock are based on the weighted-average number of shares outstanding. Basic and diluted earnings per share were the same for all years presented. Options to purchase 13,202,753 and 7,100,681 shares of common stock at various prices were outstanding during 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                       For the Year Ended December 31, 1999
                                       ------------------------------------

                                  Net Income(Loss)  Weighted Average   Per Share
                                     (Numerator)         Shares          Amount
                                     -----------         ------          ------
Basic EPS:
Loss available to                   $(14,917,868)      72,855,230       $(0.20)
 Common Shareholders

Effect of Dilutive Securities
 Warrants and Options (1)(2)                --               --           --
                                    ------------     ------------       ------

Diluted EPS:
Loss available to                   $(14,917,868)      72,855,230       $(0.20)
 Common Shareholders

(1) The effect of these shares in the Dilutive EPS were not reflected on the face of the Statement of Operations as they were anti-dilutive in accordance with paragraph 13, of SFAS 128.

(2) Options and warrants to purchase 13,202,753 shares of common stock at various prices were outstanding at December 31, 1999, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares or the options were not vested at December 31, 1999.

Foreign currency

Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The functional currency of the AIPK subsidiary is U.S. dollars, as the Company negotiates all transactions based upon U.S. dollar-equivalents and the Company is providing all of the funding requirements of AIPK. The Company anticipates little, if any, currency and exchange risks during the initial three to five years of its operations in Kazakhstan due to the Company negotiating all transactions in U.S. dollars. Any revenues generated from Kazakhstan during this period are planned to be reinvested in the Company's projects in Kazakhstan. Subsequently, the Company will be exposed to the currency and exchange risks, which typically present themselves in the Confederate of Independent States ("CIS") countries. The Company collected sales of oil and gas in Colombia and Peru in local currency and utilized those receipts for local operations. Periodically, funds were transferred from U.S. accounts to Columbia or Peru and converted into pesos or soles, respectively, when local currency was insufficient to meet obligations payable in local currency. Foreign Exchange losses in 1997 were $75,878.

Deferred charges

The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Sales of debentures and notes at face value were $23,375,000, $12,000,000, and
$20,537,000 in 1999, 1998, and 1997, respectively. Debenture costs of $1,618,415, $1,126,930, and $3,253,035 were amortized in the years 1999, 1998 and 1997, respectively.

Stock-based compensation

Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans under APB 25. The Company has elected to account for employee stock compensation plans as provided under APB 25 and to adopt the disclosure provisions of SFAS 123.

Fair Value of Financial Instruments

The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable and debentures, closely approximate the carrying values of the instruments due to the short-term maturities or recent issuance of such instruments.

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

Long Lived Assets

The Company reviews for the impairment of long-lived assets and certain identifiable intangibles whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. An impairment loss would be recognized when estimated future cash flows expected to result from the use of the asset and its eventual disposition is less than its carrying amount. The Company has not identified any impairment loss during 1999, 1998 and 1997.

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. The Company's financial statements are based on a number of significant estimates including the valuation of unevaluated oil and gas properties which are the basis for the calculation of impairment of oil and gas properties. Because estimates of fair value of unevaluated oil and gas properties are inherently imprecise, it is reasonably probable that the estimates of fair value associated with the concession in Kazakhstan will materially change during the next year.

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

NOTE 2 - MANAGEMENT PLANS

The Company reported a net loss of approximately $14.9 million during 1999, of which approximately $6.3 million represented non-cash items, and has commitments to fund the operations of its Kazakhstan subsidiary (see Note 10), $4.2 million of non-convertible secured debt, and has convertible debentures totaling approximately $12.6 million (see Note 6 and 7), which may or may not be converted to common stock, that mature in 2004. As of December 31, 1999; the Company had 4.6 million of negative working capital. The Company intends to be very conservative with its spending overseas during 2000. As of March 2000, the Company's existing working capital was insufficient to provide all the funds it requires to complete its minimum work program in Kazakhstan during 2000. However, in the past, the Company has negotiated reductions and deferrals of its minimum requirements in Kazakhstan and believes that, if necessary, it can do so again. The Company's reservoir development studies, which have been verified by Ryder Scott Company L.P., a Houston-based petroleum consulting firm, indicate the presence of a significant amount of recoverable gas reserves at the Company's License 1551. The Company is currently negotiating with two separate large Russian/American oil and gas companies regarding a sale of up to 75% of its ownership interest in License 1551, and one of these companies has also expressed an interest in providing development financing to the Company in addition to a purchase of a partial interest. In addition, the Company expects to sign a gas sales agreement in the second quarter of 2000 with Gazprom, which will allow the Company to classify the gas reserves as proved reserves, thereby potentially providing it with a borrowing base (the "Borrowing Base") for development and working capital. The proceeds derived from the sale of a portion of License 1551 and/or the Borrowing Base should provide the Company with the necessary capital to fund its obligations during 2000 and beyond.

The Company recently signed an agreement with Maretech Corporation to lease its crude unit at Lake Charles. The agreement is expected to provide the Company with sufficient working capital to fund most of its domestic operations overhead during the year 2000 and beyond. This agreement will also enable the Company to continue its asphalt operations. As of March 21, 2000, the Company has a backlog of asphalt sales of approximately $10.5 million, which are primarily higher-margin polymer-enhanced products. Management of the Company has also been seeking sources of capital to enable the Company to supplement its operating activities and to fulfill commitments which may arise in 2000 and beyond. Maretech may cancel the agreement should they be unable to operate profitably and in certain other circumstances provided in the lease agreement.

As operations at the Refinery expand during 2000, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its operations and minimum work program in Kazakhstan. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks, AIM, the sale of a portion of its License 1551 properties, or from a joint venture partner in Kazakhstan to support its operations during 2000, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

                                                           December 31,
                                                   ----------------------------
                                                       1999             1998
                                                       ----             ----

Accounts receivable - trade                        $   377,125      $ 1,499,651
Note receivable - Gold Line (See Note 8)                  --            900,732
Current portion - Note receivable - MIP              1,493,750        1,515,750
Other                                                  120,428           46,936
                                                   -----------      -----------
                                                     1,991,303        3,963,069
Less - allowance for doubtful accounts              (1,493,950)      (3,414,627)
                                                   -----------      -----------
                                                   $   497,553      $   548,442
                                                   ===========      ===========

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                              December 31,
                                                        -----------------------
                                                           1999          1998
                                                           ----          ----
Note receivable - MIP (See Note 1), net of
 discount of $18,651 and $69,255, respectively          $1,252,696    $1,118,200
                                                        ==========    ==========

NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                          December 31,
                                                 -------------------------------
                                                    1999                 1998
                                                    ----                 ----

Accrued payroll                                  $   15,935           $   35,756
Accrued interest                                    499,666               47,206
Corporate taxes                                     116,608              171,768
Excise taxes                                           --              1,246,684
Property taxes                                      176,591              175,000
Sales Taxes                                          56,913              107,135
Other                                               435,758               56,944
                                                 ----------           ----------

                                                 $1,301,472           $1,840,493
                                                 ==========           ==========

NOTE 6 - SHORT TERM DEBT

                                                                          December 31,
                                                                 ----------------------------
                                                                    1999              1998
                                                                    ----              ----
13% - $2,500,000 secured Bridge Note, net of unamortized
  discount of $276,000 - due June 1, 2000, collateralized
  by the shares of the St. Marks subsidiary and certain
  St. Marks real estate, effective interest rate - 13%           $2,223,500        $     --

10% - $265,000 unsecured demand note due to officers -
 includes interest of $1,850 due at December 31, 1998                  --             266,850

Trade notes payable - various notes due from one
  month to twelve months - interest ranges from 8.5%
  to 14.5%, includes $106,851 of interest due at
  December 31, 1999 - collateralized by accounts
  receivable, inventory, and certain fixed assets                 1,736,831         1,725,350
                                                                 ----------        ----------
                                                                 $3,960,331        $1,992,200
                                                                 ==========        ==========

NOTE 7 - LONG-TERM DEBT:

                                                                                  December 31,
                                                                        ------------------------------
                                                                            1999               1998
                                                                            ----               ----
14% - $12,000,000 unsecured convertible debenture, due
  April 21, 2000, net of unamortized financing cost of $362,659,
  Effective interest rate - 40% (1)                                     $      --          $ 6,110,961

5% - $10,000,000 secured convertible debenture, due
  February 18, 2004, net of unamortized financing cost
  of $437,050, collateralized by the Lake Charles facility,
  effective interest rate - 28% (2)                                       8,734,200               --

6% - $7,250,000 secured convertible debenture, due
  August 18, 2004, net of unamortized financing cost
  of $199,608, collateralized by the fixed assets at the
  St. Marks facility, effective interest rate - 26% (2)                 $ 3,250,392               --
                                                                        -----------        -----------
                                                                        $11,984,592        $ 6,110,961
                                                                        ===========        ===========

(1) Convertible into the Company's common stock at the average of the lowest five (5) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the forty (40) trading days ending on the day prior to the date of conversion.

(2) Convertible into the Company's common stock at the average of the lowest five (3) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the forty (20) trading days ending on the day prior to the date of conversion.

The effective interest rate as stated for debt instruments does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument and the fair value of warrants issued to debt holders. During 1999, the Company sold convertible debentures totaling $17,250,000. During 1999, $7,602,373 of convertible debentures were converted into the Company's common stock at discounts to market of 15%.

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

NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 1999, 1998 and 1997, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

     Number of Shares Underlying
        Options and Warrants
          at December 31,
  --------------------------------        Exercise        Expiration
  1999          1998          1997         Price             Date
  ----          ----          ----         -----             ----

       --            --     5,957,207      $4.000     March 1, 1998 (3)(2)
       --            --       100,000      $0.487     January 31, 1999(4)(2)
       --        22,681        22,681      $2.131     July 22, 1999(4)(2)
       --       864,000       960,000      $2.713     August 6, 1999(4)(2)
       --       200,000            --      $2.000     August 24, 1999(4)(2)
       --     1,500,000            --      $2.000     October 9, 1999(1)(2)
       --            --     1,500,000      $6.250     October 9, 1999(4)(2)
       --     1,781,000     1,852,500      $0.500     December 31, 1999(1)(2)
       --     1,210,000            --      $2.000     December 31, 1999(1)(2)
1,358,000            --            --     $0.5000     July 31, 2000(1)
   50,000        50,000        50,000     $0.5000     November 1, 2000(1)
       --            --        61,547      $0.469     July 15, 2001(4)(2)
       --            --       100,000      $1.000     July 15, 2001(4)(2)
       --            --        10,500      $0.475     July 16, 2001(4)(2)
       --            --         8,333      $0.415     August 19, 2001(4)(2)
   16,667        16,667        16,667      $0.413     August 20, 2001(4)
    8,420         8,420        18,519      $0.406     October 31, 2001(4)
       --            --        10,000      $0.500     November 11, 2001(4)(2)
       --            --        20,000      $0.500     November 12, 2001(4)(2)
       --            --        30,000      $0.398     April 1, 2002(4)(2)
       --        60,000        60,000      $0.398     June 6, 2002(4)
  200,000       200,000       200,000      $2.000     July 30, 2002(4)
   64,000            --            --      $1.200     October 6, 2002(4)
1,500,000            --            --      $2.000     October 9, 2002(1)
       --       197,500            --      $3.000     October 14, 2002(4)(2)
       --            --       197,500      $6.250     October 14, 2002(4)(2)
       --            --        10,000      $0.500     November 5, 2002(4)(2)
  100,000       100,000            --      $2.000     December 1, 2002(1)
1,400,000     1,500,000     1,518,750      $1.050     December 31, 2002(1)(2)
       --            --       100,000      $4.280     December 31, 2002(1)(2)
1,400,000     1,400,000            --      $2.000     April 21, 2003(4)
       --       118,500            --      $2.000     April 21, 2003(4)(2)
       --       100,000            --      $2.600     April 21, 2003(4)(2)
       --        25,000            --      $3.000     April 21, 2003(4)(2)
1,595,978            --            --      $2.000     April 22, 2003(4)
   15,000        15,000            --      $1.375     June 29, 2003(1)(2)
  782,000       782,000            --      $2.000     June 29, 2003(1)

   197,500           --             --     $1.200     October 14, 2003(4)
 2,000,000           --             --     $2.562     February 18, 2004 (4)
 1,342,275           --             --     $0.825     March 30, 2004(1)
   118,500           --             --     $1.200     April 21, 2004(4)
   200,000           --             --     $1.238     July 21, 2004 (1)
   712,500           --             --     $1.450     August 18, 2004(4)
   100,000           --             --     $1.000     September 30, 2004(4)
    50,000           --             --     $1.500     September 30, 2004(4)
    50,000           --             --     $0.750     October 19, 2004(4)
   375,000           --             --     $0.800     November 2, 2004(4)
   400,000           --             --     $0.900     December 1, 2004(4)
   250,000           --             --     $0.500     December 31, 2004(1)
   250,000           --             --     $1.000     December 31, 2004(1)
    50,000           --             --     $0.800     July 14, 2005(4)
   300,000           --             --     $0.800     August 18, 2005(4)
----------   ----------     ----------
14,885,840   10,150,768     12,804,204
==========   ==========     ==========

(1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflects the adjustments approved by the Company's Board of Directors.

(2) These options and warrants were canceled or expired, as applicable, in 1997 or 1998 as indicated in the table.

(3)  Class A Warrants;

(4)  Other non-employee warrants.


     Stock option plans

1995 Plan

The Company established a 1995 Stock Option Plan (the "1995 Plan"). The 1995 Plan was approved by the Board of Directors on November 8, 1995 and by the Company's shareholders on July 11, 1996. The 1995 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options ("ISO's") or ISO's in tandem with stock appreciation rights ("SAR's"), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options ("NQSO's") or NQSO's in tandemwith SAR's. Options may be granted under the 1995 Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the 1995 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1995 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 1995 Plan after November 7, 2005. The exercise price of the options granted under the 1995 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1995 Plan, as of December 31, 1999 was 3,333,750.

1998 Plan

Under the Company's 1998 Stock Option Plan (the "1998 Plan"), the Company's employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company's common stock. The Plan allows the Company to grant incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and ISOs and NQSOs in tandem with stock appreciation rights ("SARs", collectively "Options"). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 1998 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. The 1998 Plan was submitted to and approved by the Company's stockholders at its annual meeting in 1998.

Activity in the 1995 and 1998 Stock Option Plans for the years ended December 31, 1997, 1998 and 1999 was as follows:

                                                              Weighted Average
                                               Number of       Exercise Price
                                                 Shares          Per Share
                                                 ------          ---------

Outstanding, January 1, 1997                   1,902,500           $0.50
Canceled                                      (1,852,500)          $0.50
Granted                                        3,471,250           $0.84
Expired                                               --              --
                                               ---------

Outstanding, December 31, 1997                 3,521,250           $0.83
Canceled                                         (68,750)          $.074
Granted                                        2,007,000           $2.00
Exercised                                        (21,500)          $.050
                                               ---------

Outstanding December 31, 1998                  5,438,000           $1.23
Granted                                        2,242,275           $0.95
Exercised                                       (523,000)          $0.61
Expired                                       (1,410,000)          $2.00
                                               ---------

Outstanding December 31, 1999                  5,747,275           $0.99
                                               =========

As of December 31, 1999, options to acquire 4,093,850 shares of the Company's common stock with exercise prices ranging from $0.50 to $2.00, were fully vested and exercisable at a weighted average exercise price of $0.92 per share. The remaining 1,653,425 options, with exercise prices ranging from $0.825 to $2.00, having a weighted average exercise price of $1.15 per share, will vest through 2004.

If not previously  exercised,  options  outstanding  at December 31, 1999,  will expire as follows:  1,358,000  options  expire on July 31,2000;  50,000  options expire on November 1, 2000; 100,000 expire on December 1, 2002; 1,400,000 options expire on December 31, 2002; 797,000 options expire on June 29, 2003; 1,342,275 options expire on March 30, 2004; 200,000 options expire on July 21, 2004; and 500,000 options expire on December 31, 2004. The weighted average grant date fair value of the options issued during 1997 and the weighted average exercise price of those options amounted to $0.75 and $0.85, respectively. The weighted average grant date fair value of the options issued during 1998 and the weighted average exercise price of those options amounted to $0.68 and $2.00, respectively. The weighted average grant date fair value of the options issued during 1999 and the weighted averaged exercise price of those options amounted to $0.75 and $0.95, respectively.

The options to acquire 2,242,275 of common stock issued during 1999 were granted with exercise prices greater than the stock price on the grant date.

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

The Company applies APB Opinion 25, Accounting of Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed price stock option plans. Had compensation expense for the Company's stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net loss and loss per common share would have been increased to the pro forma amounts indicated below:

                                                   1999              1998               1997
                                                   ----              ----               ----

Net loss                       As reported     $(14,917,868)     $ (9,103,113)     $(17,953,621)
                               Pro forma        (16,314,519)      (10,545,636)      (19,325,148)

Net loss per common share      As reported     $      (0.20)     $      (0.17)     $      (0.43)
                               Pro forma              (0.22)            (0.20)            (0.47)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk- free rates of 4.5% to 6.1%; volatility ranging from 96.01% to 105.51%, no assumed dividend yield; and expected lives of 1.5 months to 3 years.

During 1997, the expiration date of certain options were extended from December 31, 1997 until December 31, 1999. In accordance with SFAS 123 the revaluation and/or the extension of the expiration dates of the options constitutes a new issuance of options. In 1997, $744,000 was charged to compensation expense and is reflected in the net loss as reported.

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

Environmental Lawsuit

In January 1994, a lawsuit captioned Paul R. Thibodeaux, et al. (the "Plaintiffs") v. Gold Line Refinery Ltd. (a limited partnership), Earl Thomas, individually and d/b/a Gold Line Refinery Ltd., American International Refinery, Inc., Joseph Chamberlain individually (collectively, the "Defendants") (Docket No. 94-396), was filed in the 14th Judicial District Court for the Parish of Calcasieu, State of Louisiana. Subsequently, several parties were joined as plaintiffs or defendants in the lawsuit. The lawsuit alleged, among other things, that the defendants, including AIRI, caused or permitted the discharge of hazardous and toxic substances from the Lake Charles Refinery into the Calcasieu River. The plaintiffs sought an unspecified amount of damages, including special and exemplary damages. In October 1997, the Plaintiffs and Defendants agreed upon a cash settlement, of which the Company's share of $45,000 was placed into escrow in October 1997 and paid in 1998. This matter was fully and finally settled during the first quarter of 1998 and all claims were dismissed with prejudice as to all defendants, which included the Company and AIRI.

Employment agreements

The Company has employment agreements with its Chairman and its Chief Executive Officer under which these officers receive an annual base salary of $250,000 and $350,000, respectively.

Transfer of Funds - U.S. and Foreign

The Company currently operates in the Republic of Kazakhstan and there are no restrictions on the transfer of funds into and out of the country between the Company's U.S. and foreign branch of its subsidiary, AIPK.

Gold Line Defaults

During the third and fourth quarters of 1996, Gold Line defaulted on their obligations to pay lease fees, insurance premiums, property taxes and other items to AIRI under the terms of the Lease Agreement totaling an aggregate of $567,000. In addition, Gold Line paid no lease fees to AIRI during the first quarter of 1997. On February 18, 1997, AIRI filed suit against Gold Line for termination of the Lease Agreement and damages including unpaid processing fees, real-estate taxes, insurance premium and other items which may be due under the terms of the Lease Agreement. Notice to vacate was also sent to Gold Line, and after the demand to vacate was not met, a pleading to evict Gold Line was filed as an incident to the original suit. After a hearing on March 20, 1997, the court granted the eviction and Gold Line vacated the Refinery premises. The Company filed suit for damages and received a judgment in its favor of $1.5 million. However, since Gold Line has filed for protection under Chapter 11 of the Bankruptcy Code, and there are certain secured creditors who have made significant claims against Gold Line, the total of which claims may exceed the total value of Gold Line's assets, the collectibility of this judgment by the Company is uncertain. The Company has provided an allowance during 1996 of $682,000, which fully reserves all amounts due AIRI from Gold Line.

Lease commitments

The Company leases office space under two operating leases which expire in 2003 and 2006. Future minimum annual payments under these operating leases are $459,000, $464,000, $474,000, $479,000 and $268,800 for 2000, 2001, 2002,
2003and 2004, respectively, and $268,800 thereafter.

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under noncancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                         1999           1998            1997
                                         ----           ----            ----

Minimum rentals                       $ 431,242       $ 150,530       $ 158,313
Less - sublease rentals                    --              --           (21,740)
                                      ---------       ---------       ---------

Total rent expense                    $ 431,242       $ 150,530       $ 136,573
                                      =========       =========       =========

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

Trifinery V. American International Refinery, Inc. Etc. Cause No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas Plaintiff, Trifinery, has filed suit in a Harris County District Court against the Company and its wholly-owned subsidiary, American International Refinery, Inc. ("AIRI"). Trifinery has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery; (1) breach of contract, (2) disclosure of confidential information; and (3) tortuous interference with existing contractual relations. Generally, Trifinery has alleged that in connection with the due diligence conducted by the Company and AIRI of the business of Trifinery, the Company and AIRI had access to confidential or trade secret information and that the Company and AIRI have exploited that information, in breach of an executed Confidentiality Agreement, to the detriment of Trifinery. Trifinery seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

  In addition to seeking the recovery of compensatory and punitive damages, Trifinery sought injunctive relief. Specifically, Trifinery sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Trifinery; (2) contacting the suppliers, joint venture partners and customers of Trifinery in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Trifinery and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Trifinery. The Company and AIRI have asserted to a general denial to the allegations asserted by Trifinery. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March 27, 1999, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Trifinery in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes. Two arbitrators have been identified by the parties and the third is in the process of being chosen. The Company and AIRI are vigorously defending this matter and the Company's counsel anticipates a favorable outcome, although a definitive outcome is not yet determinable.

On February 26, 1998, the Company entered into a Letter Agreement with DSE, Inc., the parent corporation of St. Marks Refinery, Inc., whereby the Company agreed to purchase or lease the refinery and terminals facility located at St. Marks, Florida. Thereafter, St. Marks Refinery, Inc. elected to terminate its storage agreement with Trifinery. On March 10, 1998, Trifinery sued St. Marks Refinery, Inc. in the United states District Court for the Northern District of Florida, Case No. 4:98cv86-WS, and sought an injunction to prevent immediate termination of its storage agreement. Following an evidentiary hearing, the District Judge denied Trifinery's application for injunctive relief and adopted the recommendations of the Magistrate, who found in part that Trifinery had failed to prove a substantial likelihood of success on the merits. The District Court's order was appealed by Trifinery to the United States Court of Appeals for the Eleventh Circuit, but the Appellate Court denied Trifinery's motion for injunction pending appeal. On appeal, the federal court found in favor of Trifinery and issued a judgement related thereto for $175,000, which was paid by the Company on behalf of St. Marks in March 1999. However, DSE, Inc. has agreed to reimburse the Company $75,000 of the $175,000, pursuant to DSE, Inc.'s indemnification of the Company included in the Stock Purchase Agreement under which the Company purchased St. Marks. The remaining $100,000 was capitalized as acquisition cost of the St. Marks Refinery.

Kazakhstan

On May 12, 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakhstan ("AIPK"), entered into an agreement with Med Shipping and Trading S.A. ("MED"), a Liberian corporation to buy from MED, in exchange for a combination of cash and stock, a 70% working interest in a Kazakhstan concession. As part of the acquisition, the Company is required to perform certain minimum work programs over a five year period which consists of the acquisition and processing of 3,000 kilometers of new seismic data, reprocessing 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. In addition, the Company assumed an obligation to pay the Kazakhstan Government three annual payments of $200,000 each beginning July 1998 for the purchase of existing seismic and geological data on the Kazakhstan concession. The total cost remaining for this minimum program is $5.6 million before the end of 2001.

The Company has also entered into a consulting agreement with certain MSUP joint venture partners. The consulting agreement requires monthly payments of $12,500 through July 31, 1998 and $23,000 monthly through April 22, 2000.

Year 2000 Issues

The Company evaluated the potential impact of the nearly universal practice in the computer industry of using two digits rather than four to designate the calendar year, leading to incorrect results when computer software performs arithmetic operations, comparisons or date field sorting involving years later than 1999. Management believes that in light of the limited nature of the computer software used by the Company and the limited scope of its electronic interaction with other entities, issues relating to modification or replacement of existing systems will not have a material effect on the operations or financial condition of the Company. Although the Company is not aware of any circumstances in which the failure of a supplier or customer to deal successfully with such issues would have a material impact, there can be no assurance that such will be the case. As of March 31, 2000, the Company had not encountered any negative effects relating to the Year 2000 issues, either internally or with any of its vendors or suppliers.

NOTE 11 - INCOME TAXES:

The Company reported a loss from operations during 1997, 1998, and 1999 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $52,000,000 which expire in years 2000 through 2019. Due to a change in control, as defined in Section 382 of the Internal Revenue Code ("382"), which occurred in 1994 and 1998, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards.

The components of the Company's deferred tax assets and liabilities are as follows:

                                                                        December 31,
                                                              ------------------------------
                                                                   1999              1998
                                                              ------------      ------------
Deferred taxes:
     Net operating loss carryforwards                           19,745,000      $ 14,807,000
     Allowance for doubtful accounts                             1,300,000         1,300,000
     Depreciation, depletion, amortization and impairment       (1,951,000)       (1,650,000)
                                                              ------------      ------------
Net deferred tax asset                                          19,094,000        14,457,000
                                                              ------------      ------------
Valuation allowance                                           $(19,094,000)     $(14,457,000)
                                                              ============      ============

The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 1999 of approximately $4,637,000 primarily reflects the increase in the Company's net operating loss carryforwards during the year.

A reconciliation of the provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                                            For the Year Ended December 31,
                                                     ------------------------------------------------
                                                          1999              1998             1999
                                                     -------------     -------------    -------------
Federal tax benefit computed at statutory rate       $ (5,072,000)     $ (3,095,000)    $ (6,104,000)
Other, net                                                435,000          (212,000)       1,633,000
Increase in valuation allowance                      $ (4,637,000)     $ (3,307,000)    $ (4,471,000)
                                                     ------------      ------------     ------------
     Actual provision                                $       --        $       --       $       --
                                                     ============      ============     ============

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable and marketable securities. For investments, fair value equals quoted market price. Trade accounts receivable outstanding at December 31, 1999 have been collected in the normal course of business. An MIP note receivable of $1,493,750 received in the sale of the Colombia and Peru properties, as previously discussed, was due during 1998 and in default and has been fully reserved at December 31, 1999. An additional MIP note receivable of $1,252,696 also received in the sale mentioned above and due in 2000 is payable out of production from the Colombia properties. This note is carried at full value at December 31, 1999 and the Company has no reason to believe that it will not collect this receivable. Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. The Company believes the carrying value of its short-term and long-term debt approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP notes approximates market rates at December 31, 1999.

Four of the Company's asphalt customers account for an aggregate of 54% of the Company's sales in 1999. The Company has the ability to draw on it's customer's posted performance bonds and personal guarantees to collect any past due accounts.

The estimated fair value of the Company's financial instruments is as follows:

                                    1999                            1998
                         ---------------------------     ---------------------------
                          Carrying          Fair          Carrying          Fair
                            value           value           value           value
                            -----           -----           -----           -----
MIP Notes Receivable     $ 1,252,696     $ 1,252,696     $ 1,118,200     $ 1,118,200

Short-term debt          $ 3,960,331     $ 3,960,331     $ 1,992,200     $ 1,992,200

Long-term debt           $11,984,592     $11,984,592     $ 6,110,961     $ 6,110,961

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company has had three reportable segments which are primarily in the business of oil and natural gas, exploration, development, and production and the refining and marketing of petroleum products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit and loss before income and expense items incidental to their respective operations. The Company's reportable segments are managed separately because of their geographic locations. Financial information by operating segment is presented below:

Financial information, summarized by geographic area, is as follows:

                                                                     Geographic Segment
                                                            ----------------------------------            Consolidated
1999                                United States              Colombia             Kazakhstan                Total
----                                -------------              --------             ----------             ----------
Sales and other
     operating revenue               $  8,137,867           $        --            $        --            $  8,137,867
Interest income and other
     corporate revenues                                                                                        214,171
                                     ------------           -------------          -------------          ------------

Total revenue                        $  8,137,867                    --                     --               8,352,038
                                                            -------------
Costs and operating
     expense                           13,116,830                    --            $        --              13,116,830
                                     ------------           -------------          -------------          ------------

Operating profit (loss)              $ (4,978,963)          $        --            $        --            $ (4,764,792)
                                     ============           =============          ============

General corporate expense                                                                                    3,652,497
Interest expense                                                                                             6,500,579
                                                                                                          ------------

Net loss                                                                                                  $(14,917,868)
                                                                                                          ============

Identifiable assets
     at December 31, 1999            $ 33,877,437           $        --            $  32,162,385          $ 66,039,822
                                     ============           =============          =============          ============

Corporate assets                                                                                             3,618,447
                                                                                                          ------------

Total assets at
     December 31, 1999                                                                                    $ 69,658,269
                                                                                                          ============

Depreciation, depletion
     and amortization                $  1,730,710           $        --            $        --            $  1,730,710
                                     ------------           -------------          -------------          ============

Capital Expenditures,
     net of cost recoveries          $  1,062,053           $        --            $   8,498,390          $  9,560,443
                                     ============           =============          =============          ============

                                                Geographic Segment
                                                ------------------
                                                                                                        Consolidated
1998                                     United States          Colombia           Kazakhstan               Total
----                                     -------------          --------           ----------               -----
Sales and other
   Refinery operating revenue(1)          $ 11,394,009           $  --            $       --            $ 11,394,009
Interest income and other
   corporate revenues                                                                                        460,597
                                          ------------           --------         ------------          ------------

Total revenue                               11,394,009              --                    --              11,854,606
Refinery costs and operating
   expense                                  14,214,767              --            $       --              14,214,767
                                          ------------           -------          ------------          ------------

Operating profit (loss)                   $ (2,820,758)          $  --            $       --            $ (2,360,061)
                                          ============           =======          ============
General corporate expense                                                                                  4,830,003
Interest expense                                                                                           1,912,949
                                                                                                        ------------

Net loss                                                                                                $ (9,103,113)
                                                                                                        ============

Identifiable assets
     at December 31, 1998                 $ 35,234,530           $  --            $ 22,677,073          $ 57,911,603
                                          ============           =======          ============          ============

Corporate assets                                                                                        $  2,949,731
                                                                                                        ------------

Total assets at
     December 31, 1998                                                                                  $ 60,861,334
                                                                                                        ============

Depreciation, depletion
     and amortization                     $    813,088           $    --          $         --          $    813,088
                                          ============           =======          ============          ============

Capital Expenditures,
     net of cost recoveries               $ 15,494,897           $    --          $ 10,748,427          $ 26,243,324
                                          ============           =======          ============          ============

(1) Refinery sales to Conoco accounted for 19% of the Company's sales during the year.

                                                Geographic Segment
                                                ------------------
                                                                                                          Consolidated
1997                                 United States            Columbia              Kazakhstan               Total
----                                 -------------            --------              ----------            ------------

Sales and other
     operating revenue               $     23,298           $    292,947           $       --            $    316,245
Interest income and other
     corporate revenues                                                                                       511,719
                                     ------------           ------------           ------------          ------------

Total revenue                              23,298                292,947                   --            $    827,964
Costs and operating
     expense                            1,189,188                463,371           $       --               1,652,559
                                     ------------           ------------           ------------          ------------

Operating profit (loss)              $ (1,165,890)          $   (170,424)          $       --            $   (824,595)
                                     ============           ============           ============


General corporate expense                                                                                  10,465,064
Interest expense                                                                                            6,663,992
                                                                                                         ------------

Net loss                                                                                                 $(17,953,651)
                                                                                                         ============


Identifiable assets
     at December 31, 1997            $ 21,159,627           $       --             $ 11,724,477          $ 32,884,104
                                     ------------           ------------           ------------


Corporate assets                                                                                            8,955,756
                                                                                                         ------------

Total assets at
     December 31, 1997                                                                                   $ 41,839.860
                                                                                                         ============

Depreciation, depletion
     and amortization                $    704,048           $     70,216           $       --            $    774,264
                                     ============           ============           ============          ============


Capital Expenditures,
     net of cost recoveries          $  5,606,031           $       --             $ 11,724,477          $ 17,330,508
                                     ============           ============           ============          ============

NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following noncash transactions:

                                                                        1999                 1998                  1997
                                                                        ----                 ----                  ----
Conversion of debentures                                             $ 7,602,373          $15,526,380          $ 9,343,022
Stock issued in lieu of current liabilities                            1,473,713            1,669,717              233,559
Issuance of warrants related to convertible debentures                 1,584,106              936,459            6,264,411
Issuance of stock - unearned compensation                                     --              196,900                   --
Issuance of stock - compensation                                              --                   --               40,000
Issuance of stock - services                                             654,453              128,125              247,607
Issuance of stock and warrants - for oil and gas properties            1,852,366                   --            9,254,688
Issuance of stock- for refinery and equipment                                 --            1,687,500                   --
Issuance of stock for collateral on debt                             $ 1,065,938                   --                   --

Cash paid for interest, net of amounts capitalized, was $1,943,124, $62,532, and $765,312, during 1999, 1998, and 1997, respectively. Cash paid for corporate franchise taxes was $94,506, $60,078, and $70,003, during 1999, 1998 and 1997, respectively.

Interest capitalized was $547,786; $7,055,340; $340,966 during the years ended December 31, 1999, 1998, 1997, respectively.

NOTE 15 - SUBSEQUENT EVENTS:

Financing

In February 2000, the Company sold a $2,500,000 Bridge Note in a private placement to a single investor. The note is a 13% six-month note due June 1, 2000. The proceeds of the sale were used for working capital.

NOTE 16 - EMPLOYEE BENEFITS:

During the fourth quarter of 1997 the Company established a defined contribution 401(k) Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each employee may contribute certain amounts of eligible compensation. In July 1998, the Company amended the plan to include a Company matching contribution provision. The plan allows for the Company to match employee contributions into the plan at the rate of $0.50 for each $1.00 contributed by the employee, with a Company matching contribution limited to a maximum of 5% of the employee salary. To be eligible for the Company matching program, employees must be employed by the Company for 90 days. Employer contributions vest evenly over three years from the employee's anniversary date. The Company had contributions for the year ended December 31, 1999 totaling approximately $61,500.

                      SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS

                                                Colombia                                Kazakhstan
                                ---------------------------------------   ---------------------------------------
                                    1999          1998         1997         1999(1)      1998(1)        1997(2)
                                -----------   -----------   -----------   -----------   -----------   -----------
Unevaluated property not
   subject to amortization      $        --   $        --   $        --   $31,556,376   $23,438,886   $11,724,477
Proved and unproved
   properties                            --            --            --            --            --            --
Accumulated deprecia-
   tion, depletion and
   amortization                          --            --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------
Net Capitalized costs           $        --   $        --   $        --   $31,556,376   $23,438,886   $11,724,477
                                ===========   ===========   ===========   ===========   ===========   ===========
Costs incurred in oil and gas
 property acquisition,
exploration and
development activities

Property acquisition            $        --   $        --   $        --   $31,556,376   $23,438,886   $11,724,477
   costs - proved and
   unproved properties
Exploration Costs                        --            --            --            --            --            --
Development costs                        --            --            --            --            --            --
Results of operations for oil
and gas producing activities

Oil and gas sales               $        --   $        --   $   292,947   $        --   $        --   $        --
                                -----------   -----------   -----------   -----------   -----------   -----------
Lease operating costs                    --            --        98,766            --            --            --
Depreciation, depletion
   and amortization                      --            --        70,216            --            --            --
Provision for reduction
   of oil and gas properties             --            --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------
                                         --            --       168,982            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------
Income (loss) before
   tax provision                         --            --       123,965            --            --            --
Provision (benefit) for
   income tax                            --            --            --            --            --            --
                                -----------   -----------   -----------   -----------   -----------   -----------
Results of operations           $        --   $        --   $   123,965            --            --            --
                                ===========   ===========   ===========   ===========   ===========   ===========

                                                   Total
                                   ---------------------------------------
                                       1999         1998           1997
                                   -----------   -----------   -----------
Unevaluated property not
   subject to amortization         $31,556,376   $23,438,886   $11,724,477
Proved and unproved
   properties                               --            --            --
Accumulated deprecia-
   tion, depletion and
   amortization                             --            --            --
                                   -----------   -----------   -----------
Net Capitalized costs              $31,556,376   $23,438,886   $11,724,477
                                   ===========   ===========   ===========
Costs incurred in oil and gas
 property acquisition,
exploration and
development activities

Property acquisition               $31,556,376   $23,438,886   $11,724,477
   costs - proved and
   unproved properties
Exploration Costs                           --            --            --
Development costs                           --            --            --
Results of operations for oil
and gas producing activities

Oil and gas sales                  $        --   $        --   $   292,947
                                   -----------   -----------   -----------
Lease operating costs                       --            --        98,766
Depreciation, depletion
   and amortization                         --            --        70,216
Provision for reduction
   of oil and gas properties                --            --            --
                                   -----------   -----------   -----------
                                            --            --       168,982
                                   -----------   -----------   -----------
Income (loss) before
   tax provision                            --            --       123,965
Provision (benefit) for
   income tax                               --            --            --
                                   -----------   -----------   -----------
Results of operations                       --            --   $   123,965
                                   ===========   ===========   ===========

(1) Unevaluated property not subject to amortization reflected in 1999 and 1998 includes Kazakhstan properties and non-Kazakhstan oil and gas properties.

     (2) Unevaluated property not subject to amortization reflected in 1997 includes Kazakhstan properties only.

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

The  following  table   represents  the  Company's  net  interest  in  estimated
quantities of proved developed and undeveloped reserves of crude oil, condensate, natural gas liquids and natural gas and changes in such quantities at December 31, 1999, 1998 and 1997. Net proved reserves are the estimated quantities of crude oil and natural gas which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions. Proved developed reserves are proved reserve volumes that can be expected to be recovered through existing wells with existing equipment and operating methods. Proved undeveloped reserves are proved reserve volumes that are expected to be recovered from new wells on undrilled acreage or from existing wells where a significant expenditure is required for recompletion.

                                        United States                      Colombia                             Total
                                 -------------------------      -----------------------------       -----------------------------
                                      Oil          Gas               Oil              Gas               Oil               Gas
                                     BBLS          MCF              BBLS              MCF               BBLS              MCF
                                 -----------   -----------      -----------       -----------       -----------       -----------
January 1, 1997                           --            --        4,010,419        14,679,400         4,010,419        14,679,400
       Revisions of
       previous estimates                 --            --               --                --                --                --
       Extensions, discoveries
       and other additions                --            --               --                --                --                --
       Sales of reserves                  --            --       (3,892,146)      (14,679,400)       (3,892,146)      (14,679,400)
       Production                         --            --         (118,273)               --          (118,273)               --
                                 -----------   -----------      -----------       -----------       -----------       -----------
December 31, 1997                         --            --               --                --                --                --
       Revisions of
       previous estimates                 --            --               --                --                --                --
       Extensions, discoveries
       and other additions                --            --               --                --                --                --
       Sales of reserves                  --            --               --                --                --                --
       Production                         --            --               --                --                --                --
                                 -----------   -----------      -----------       -----------       -----------       -----------
December 31, 1998                         --            --               --                --                --                --

       Revisions of
       previous estimates                 --            --               --                --                --                --
       Extensions, discoveries
       and other additions                --            --               --                --                --                --
       Sales of reserves                  --            --               --                --                --                --
       Production                         --            --               --                --                --                --
                                 -----------   -----------      -----------       -----------       -----------       -----------
December 31, 1999                         --            --               --                --                --                --
                                 ===========   ===========      ===========       ===========       ===========       ===========

                                         United States                      Colombia                             Total
                                        ----------------                    --------                             -----
                                        Oil          Gas             Oil                Gas            Oil                  Gas
                                        BBLS         MCF            BBLS                MCF            BBLS                 MCF
                                        ----         ---            ----                ---            ----                 ---
Net proved developed reserves
January 1, 1997                          --           --          948,721            6,321,100        948,721            6,321,000
December 31, 1997                        --           --               --                   --             --                   --
December 31, 1998                        --           --               --                   --             --                   --
December 31, 1999                        --           --               --                   --             --                   --

Changes to reserves in 1997 reflect the sale of the Colombia subsidiary as of February 25, 1997.

CHANGES IN STANDARDIZED MEASURE OF DISCOUNTED FUTURE NET CASH FLOWS:

The aggregate change in the standardized measure of discounted future net cash flows was $0 in 1999 and 1998 and a decrease of $21,902,016 in 1997. The principal sources of change were as follows:

                                                                  For the years ended December 31,
                                                      --------------------------------------------------------
                                                           1999                 1998                  1997
                                                      -------------        -------------          ------------
Beginning of year                                     $          --        $          --          $ 21,902,016
Sales and transfer of oil and gas produced,
     net of production costs                                     --                   --              (161,813)
Net changes in prices and production costs                       --                   --                    --
Extensions, discoveries, additions and
     improved recovery, less related costs                       --                   --                    --
Net change due to sales of minerals in place                     --                   --           (21,740,203)
Previously estimated development costs
     incurred during the year                                    --                   --                    --
Changes in estimated future
     development costs                                           --                   --                    --
Revisions of previous reserve
     quantity estimates                                          --                   --                    --
Changes in timing and other                                      --                   --                    --
Accretion of discount                                            --                   --                    --
                                                      -------------        -------------          ------------
End of year                                           $          --        $          --          $         --
                                                      =============        =============          ============

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE


Stockholders and Board of Directors
American International Petroleum Corporation
New York, New York

We have audited the consolidated financial statements of American International Petroleum Corporation and its subsidiaries as of December 31, 1999 and 1998, and for each of the years in the three-year period ended December 31, 1999. Our audits for such years also included the financial statement schedule of American International Petroleum Corporation and its subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 1999. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



HEIN + ASSOCIATES
Houston, Texas
March 30, 2000

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                       Balance at         Additions Charged            Deductions:
                                      Beginning of           to Costs and         Accounts Written off
Description                               Year                Expenses             Against Allowance         Balance at End of Year

December 31, 1997
Allowance for Doubtful Accounts          $1,921                 $ --                      $ --                        $1,921

December 31, 1998
Allowance for Doubtful Accounts          $1,921                 $1,494                    $ --                        $3,415

December 31, 1999
Allowance for Doubtful Accounts          $3,415                 $ --                      $1,921                      $1,494

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMERICAN INTERNATIONAL PETROLEUM CORPORATION

Dated:  April 14, 2000

                                      By: /s/ Denis J. Fitzpatrick
                                         -----------------------------------
                                          Denis J. Fitzpatrick
                                          Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:


By:  /s/ George N. Faris                                 Date: April 14, 2000
     George N. Faris, Chairman
     of the Board of Directors

By: /s/ Joe Michael McKinney                             Date: April 14, 2000
     Chief Executive Officer

By:  /s/ Denis J. Fitzpatrick                            Date: April 14, 2000
     Denis J. Fitzpatrick
     Vice President, Secretary,
     Principal Financial and
     Accounting Officer

By:  /s/ Donald G. Rynne                                 Date: April 14, 2000
     Donald G. Rynne, Director

By:  /s/ Daniel Y. Kim                                   Date: April 14, 2000
     Daniel Y. Kim, Director

By:  /s/ William R. Smart                                Date: April 14, 2000
     William R. Smart, Director

By:  /s/ John H. Kelly                                   Date: April 14, 2000
     John H. Kelly,  Director

                                 Exhibit Index



Exhibit
Number                Description
------                -----------

 21.1            Subsidiaries of the Registrant

 27.1            Financial Data Schedule