Form 10-Q
period 2000-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2000-05-15
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20449

                                    FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000


Commission File number No. 0-14905


                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
             (Exact name of registrant as specified in its charter)


             Nevada                                          13-3130236
(State or other jurisdiction of                           (I.R.S. Employer
 Incorporation or organization)                          Identification No.)


                  2950 NORTH LOOP WEST, HOUSTON, TEXAS 77092
       (Address of principal executive offices)        (Zip Code)


                                 (713) 802-0087
              (Registrant's telephone number, including area code)

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

Yes __X__     No _____


The number of shares outstanding of the registrant's Common Stock, $.08 par value, as of May 3, 2000 is 107,116,261 shares.

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements


          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                     March 31,       December 31,
                                                                       2000              1999
                                                                  -------------     -------------
                                  Assets
Current assets:
  Cash and cash equivalents                                       $     336,033     $   1,753,707
  Accounts and notes receivable, net                                    713,216           497,553
  Inventory                                                             300,049           723,088
  Deferred financing costs                                              103,700           130,727
  Prepaid expenses                                                    1,071,418           793,956
                                                                  -------------     -------------
       Total current assets                                           2,524,416         3,899,031
                                                                  -------------     -------------
Property, plant and equipment:
  Unevaluated oil and gas property                                   32,407,559        31,556,376
  Refinery property and equipment                                    38,016,375        37,999,682
  Other                                                               1,020,319         1,005,886
                                                                  -------------     -------------
                                                                     71,444,253        70,561,944
Less - accumulated depreciation, depletion,
 and amortization                                                    (6,988,836)       (6,470,672)
                                                                  -------------     -------------
       Net property, plant and equipment                             64,455,417        64,091,272
Notes receiviable, less current portion                               1,205,112         1,252,696
Other long-term assets, net                                             128,258           415,270
                                                                  -------------     -------------
       Total assets                                               $  68,313,203     $  69,658,269
                                                                  =============     =============
                   Liabilities and Stockholders' Equity
Current liabilities:
  Short-term debentures                                           $   3,953,933     $   2,223,500
  Notes payable - trade                                               1,903,297         1,736,831
  Accounts payable                                                    1,896,425         3,641,886
  Accrued liabilities                                                 1,017,582         1,301,472
                                                                  -------------     -------------
       Total current liabilities                                      8,771,237         8,903,689
Long-term debt                                                        6,501,448        11,984,592
                                                                  -------------     -------------
       Total liabilities                                             15,272,685        20,888,281
                                                                  -------------     -------------
Commitments and contingent liabilities                                     --                --
Minority Interest Liability                                             305,956           305,956
Stockholders' equity:
  Preferred stock, par value $0.01, 7,000,000 shares
    authorized, none issued
  Common stock, par value $.08, 200,000,000 shares authorized,
    106,746,114 and 91,282,773 shares issued outstanding
    at March 31, 2000 and December 31, 1999, respectively             8,539,688         7,302,621
  Additional paid-in capital                                        152,056,546       145,605,966
  Common stock issued as collateral, held in escrow                  (1,000,000)       (1,065,938)
  Accumulated deficit                                              (106,861,672)     (103,378,617)
                                                                  -------------     -------------
       Total stockholders' equity                                    52,734,562        48,464,032
                                                                  -------------     -------------
Total liabilities and stockholders' equity                        $  68,313,203     $  69,658,269
                                                                  =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                              2000             1999
                                                          ------------     ------------
Revenues:
  Refinery operating revenues                             $  1,182,957     $  1,863,506
  Other                                                         27,873           41,382
                                                          ------------     ------------
       Total revenues                                        1,210,830        1,904,888
                                                          ------------     ------------
Expenses:
  Costs of goods sold - refinery                             1,391,929        1,633,491
  General and administrative                                 1,891,355        1,584,163
  Depreciation, depletion and
   amortization                                                518,164          332,210
  Interest                                                     892,437        1,392,169
                                                          ------------     ------------
       Total expenses                                        4,693,885        4,942,033
                                                          ------------     ------------
Net loss                                                  $ (3,483,055)    $ (3,037,145)
                                                          ============     ============
Net loss per share of common stock - basic and diluted    $      (0.04)    $      (0.05)
                                                          ============     ============
Weighted-average number of shares
 of common stock outstanding                                97,670,153       66,059,813
                                                          ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      FOR THE THREE MONTHS ENDED MARCH 31,
                                   (Unaudited)

                                                                       2000             1999
                                                                   ------------     ------------
Cash flows from operating activities:
  Net loss                                                         $ (3,483,055)    $ (3,037,145)
  Adjustments to reconcile net loss to net
   cash provided (used) by operating activities:
     Depreciation, depletion, amortization and accretion of
          discount on debt                                            1,096,891          678,350
     Accretion of premium on notes receivable                           (22,416)         (12,651)
     Non-cash provision for services                                       --            131,251
     Issuance of stock for compensation expense                          11,250             --
     Changes in assets and liabilities:
        Accounts and notes receivable                                  (215,663)        (388,329)
        Inventory                                                       423,039          (20,311)
        Prepaid and other                                              (474,343)         (30,986)
        Accounts payable and accrued liabilities                       (398,067)      (2,580,270)
                                                                   ------------     ------------
            Net cash used in operating activities                    (3,062,364)      (5,260,091)
                                                                   ------------     ------------
Cash flows from investing activities:
  Additions to oil and gas properties                                  (851,183)        (854,878)
  Additions to refinery property and equipment                          (16,693)        (673,162)
  Increase (decrease) to other long term assets                         342,579         (183,651)
                                                                   ------------     ------------
             Net cash used in investing activities                     (525,297)      (1,711,691)
                                                                   ------------     ------------
Cash flows from financing activities:
  Net increase in short-term debt                                     1,812,083             --
  Net increase in notes payable                                         166,466          414,547
  Repayments of long-term debt                                             --         (5,300,000)
  Proceeds from exercise of stock warrants
    and options                                                         191,438             --
  Proceeds from issuance of debentures, net                                --         11,800,000
                                                                   ------------     ------------
             Net cash provided by financing activities                2,169,987        6,914,547
                                                                   ------------     ------------
Net increase (decrease) in cash and
  cash equivalents                                                   (1,417,674)         (57,235)
Cash and cash equivalents at beginning of year                        1,753,707          376,745
                                                                   ------------     ------------
Cash and cash equivalents at end of year                           $    336,033     $    319,510
                                                                   ============     ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Common
                                                     Common stock          Additional      Stock
                                               ------------------------     paid-in        Held        Accumulated
                                                  Shares       Amount       capital      In Escrow        deficit          Total
                                               -----------   ----------   ------------   ----------    -------------    -----------
Balance, January 1, 2000                        91,282,773   $7,302,621   $145,605,966   (1,065,938)   $(103,378,617)   $48,464,032
Conversions of debentures                       12,091,697      967,336      4,847,779         --               --        5,815,115
Issuance of stock in lieu of current
  liabilities                                    1,793,303      143,464      1,050,322         --               --        1,193,786
Issuance of stock for compensation                  20,000        1,600          9,650         --               --           11,250
Issuance of stock options and warrants                --           --          104,496         --               --          104,496
Options and warrants exercised                   1,558,341      124,667         66,771         --               --          191,438
Adjustment to value of stock previously
  issued for collateral on debt                       --           --          371,562       65,938             --          437,500
Net loss for the year                                 --           --             --           --         (3,483,055)    (3,483,055)
                                               -----------   ----------   ------------   ----------    -------------    -----------
Balance, March 31, 2000                        106,746,114   $8,539,688   $152,056,546   (1,000,000)   $(106,861,672)   $52,734,562
                                               ===========   ==========   ============   ==========    =============    ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                  AMERICAN INTERNATIONAL PETROLEUM CORPORATION
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.   Statement of Information Furnished

The accompanying unaudited consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the "Company") have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2000, the results of operations for the three month period ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company's 1999 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's 1999 Annual Report on Form 10-K.

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations

Results of Operations

The Company has two major segments of its business, refining and oil and gas exploration and development, although the Company has had no oil and gas production operations since the first quarter of 1997 when it sold its South American wholly-owned oil and gas subsidiaries. Since this sale, the Company's oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. The Company has yet to implement oil and/or gas production operations in Kazakhstan, where it has two gas and oil concessions, or elsewhere. For the three months ending March 31, 2000, the Company's refining segment, located in the United States, had sales revenues of $1,183,000 and costs and operating expenses of $1,990,000. Intrest income and other corporate revenues totaled $28,000 with general corporate expense, interest expense, and depreciation being $1,294,000 and $892,000, and $518,000 respectively. The Company's identifiable assets at March 31, 2000 total $30,666,847 operating assets in the United States, $32,579,000 for Kazakhstan, and $1,867,575 of corporate assets.

For the Three Months Ended March 31, 2000 as compared to the Three Months Ended March 31, 1999

Refinery Operations:

During the first quarter of 2000, the Company recorded revenues of approximately $1,183,000 compared to $1,864,000 during the same period in 1999. Asphalt sales accounted for all the sales in the first quarter of 2000 compared to approximately $1,450,000 in 1999 with the remaining revenues of approximately $414,000 in 1999 being light-end petroleum product sales. Cost of sales for asphalt products, excluding non asphalt operating costs, for 2000 and 1999, approximated $1,184,000 and $1,160,000, respectively. Asphalt sales volumes decreased approximately 36%, although asphalt sales revenues decreased only approximately 18%. The decrease in sales volumes is attributable to the Company's difficulties in acquiring sufficient asphalt material to supply its customers during the first quarter of 2000. The shortage of product is due to the decrease in the supply of crude oil and related petroleum products due to the significant increase in world oil prices over the past twelve months. The Company has made significant efforts to change its sales mix from low margin, lower grade conventional asphalt to high margin, higher grade polymerized performance ("PG") grade asphalt products. Approximately 79% of the Company's asphalt sales during the first quarter of 2000 were PG-grade products compared to approximately 66% during the same period in 1999. With the decision of the oil producing nations during the first quarter of 2000 to increase petroleum output, the Company does not anticipate a continued shortage of product during the remainder of 2000. The Company currently has a backlog of asphalt sales orders of approximately 60,000 tons. Due to the increased oil prices that were in effect during most of 1999, the Company chose to purchase less expensive wholesale asphalt on the spot market as opposed to purchasing crude oil and operating its refining unit. The Company is continuing to purchase its asphalt materials on the spot market. Because the Company did not operate its refining unit during the first quarter of 2000, there were no light-end products produced or sold compared to approximately $414,000 of light-end revenues in the first quarter of 1999.

The Company's St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Because of the high cost of asphalt products due to the shortage of petroleum products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles, the Company has not operated in the St. Marks market during that time. These conditions have continued and, thus, St Marks was not operated during the first quarter of 2000. Operating the St. Marks facility will depend on the future price and availability of petroleum products.

Other Revenues:

Other revenues decreased approximately $14,000, which is attributable to a decrease of interest income due to fewer funds being on deposit during the current quarter compared to the same period last year.

General and administrative:

General and administrative expenses, ("G&A") increased approximately $307,000 compared to the first quarter of 1999. Financing costs, included in G&A, increased approximately $270,000 due to the write off of prepaid bond costs associated with the conversions of approximately $5.8 million dollars of debentures during the first quarter of 2000. Payroll and employee related costs increased approximately $214,000 and public relations decreased approximately $184,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization expense increased approximately $186,000 during the current period compared to the same period last year due to assets having been placed in service during the first quarter of 1999 having a full quarter of depreciation in 2000 compared to a partial depreciation in the same period last year.

Interest expense:

Interest expense decreased approximately $500,000 during the current quarter compared to the same quarter in 1999, primarily due to a $525,000 interest payment paid on a prepaid principal payment on long-term debt during the first quarter of 1999. Non-cash charges of approximately $382,000 were recorded during the first quarter of 2000 for financing costs related to the Company's convertible debentures outstanding during the current quarter compared to $1,000,000 of non-cash charges recorded in 1999. No interest was capitalized in the first quarter of 2000 compared to $548,000 of non-cash interest capitalized during the same period last year.

Liquidity and Capital Resources

During the first quarter ended March 31, 2000, the Company used a net amount of approximately $3,062,000 for operations, which reflects approximately $1,086,000 in non-cash provisions, including $579,000 in loan costs, issuance of stock in lieu of cash payments of $11,000 and depreciation and amortization of $518,000. Approximately $423,000 was provided during the period to decrease product and feedstock inventory and $292,000 was used to decrease accounts payable and accrued liabilities and to increase current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties and Refinery property and equipment of $851,000 and $17,000, respectively. Cash for operations was provided, in part, by proceeds from a short-term bridge note, issued in February 2000, and net of expenses, of approximately $1,812,000 and an increase in notes payable of approximately $166,000.

In February 1999, Mercantile International Petroleum, Inc. ("MIP") failed to pay the $1.6 million outstanding balance due to the Company of the 5% convertible debenture it issued to the Company as partial payment for the purchase of the Company's oil and gas properties in

Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement (the "MIP Agreement"), whereby MIP acknowledged its indebtedness to the Company in the amount of $1,581,000 for the outstanding balance of the 5% convertible debenture and an additional amount of $1,306,000 in connection with the "earnout" provision" of the original purchase agreement. MIP also agreed to repay the aggregate debt due to the Company of $2,888,000 by issuing a new 11.5% convertible debenture to the Company, which is secured by MIP's Colombian oil production. Beginning in February 2000, MIP agreed to pay monthly to the Company the greater of $70,000 or 80% of its Colombian subsidiary's net income during the calendar year 2000. Thereafter, MIP will pay monthly the greater of $80,000 or 80% of the subsidiary's net income until the debt is retired. The unpaid portion of the debt is convertible into MIP common stock at the option of the Company, at any time at $1.50 per share.

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

A dedicated bank account has been set up in Bogota, Columbia for deposit of oil sales proceeds and disbursement of payments due to the Company pursuant to the MIP Agreement. The Company began receiving the monthly payments in March of this year and expects no interruption in the future.

The Company plans to begin its Shagryly-Shomysmty gas field ("Shagryly" or "License 1551") development in Kazakhstan in the summer of 2000. The initial phase of the development will cost approximately $4.5 million and is expected to be funded from the proceeds derived from the sale of a portion of Shagryly and from financing to be provided by the purchaser, which financing is expected to also be provided to fund the Company's remaining interest in the project subsequent to the sale. The total development cost for the project is estimated at approximately $160 million to $180 million. The Company is also having discussions with other financing entities, suppliers and export credit agencies regarding project financing for the development of Shagryly. However, the Company's strategy is to sell a minimum of 50% of Shagryly prior to commencing the main phase of development. If the Company is unable to sell a portion of Shagryly, the development could be delayed until adequate financing is appropriated.

In April, 2000 the Company signed a protocol (letter of intent) for the potential sale of a working interest in its License 1551 to Itera International Energy LLC ("Itera"), a conglomerate principally engaged in owning and operating natural gas properties in the Russian Federal Republic and Central Asia, and marketing natural gas throughout the Commonwealth of Independent States (CIS). The protocol represents progress in Itera's continuing evaluation in connection with acquiring a working interest in License 1551, and follows their review of the technical, economic and contract data during their recent visit to AIPC's office in Almaty, Kazakhstan. Commercial terms are yet to be finalized. AIPC would continue as the operator of the License and Itera would provide marketing assistance and financial support. This is the second protocol that AIPC has entered into.

The Company signed a separate protocol in December, 1999 with Tyumen Oil Company, one of the leading oil and gas companies in Russia to form a joint venture for the financing and development of License 1551. Tyumen would make an up-front cash payment to AIPC and receive a one-half interest in the License and assume responsibility for providing one-half of the cost of its development. AIPC would be the operator of the License and Tyumen would provide key technical and supervisory personnel to facilitate the low cost and expedient development and operation of the gas field and associated facilities. Tyumen would also provide financing guarantees for the Company's share of development costs. The Company is working with both Itera and Tyumen to negotiation equitable terms for all the parties to participate.

The Company met its minimum work and monetary obligations on its License 953 in Kazakhstan during 1999. Its year 2000 obligation amounts to approximately $1.7 million, which it expects to fund with proceeds derived from the partial sale of Shagryly and/or from supplemental financing. The Company has no current plans to spend any additional amounts on License 953 during the year 2000, other than its year 2000 obligations.

The Company is currently engaged in negotiations with Gasprom, the Russian gas transport company, for the transportation and sale of its anticipated Shagryly gas production. The Company expects that a U.S. Dollar or Eurodollar-based gas sales and transportation contract to be concluded in the second quarter of 2000. In the event the contract is consummated, the Company expects to have a significant amount of proved gas reserves, which it could utilize as a borrowing base for various Company capital requirements, including the development of the Shagryly gas field. It has also been having discussions with the drilling subsidiary of Gasprom regarding a drilling contract to develop the Shagryly gas field.

In February 2000, AIRI entered into lease and service agreements (the "Maretech Agreements") with Maretech Corporation ("Maretech"), an independent refinery whereby Maretech will lease AIRI's ADU and process condensate crude oil utilizing AIRI's personnel to operate the daily processing functions. Maretech plans to produce naphtha and gas oil to be sold as feedstocks and diesel and JP8 to be marketed as finished products. The term of the Maretech Agreements is one year renewable. Maretech will pay AIRI $.20 per barrel of feedstock run through the ADU as a lease fee, which lease fees shall not be lower than $45,000 per month. In addition, Maretech will pay all expenses directly associated with the operation of the ADU including, but not limited to, wages, office expense, normal maintenance, property taxes, utilities, fuel, chemicals, and insurance. All payments will be made directly to each vendor by Maretech for services and materials. The Agreement also calls for AIRI to receive 25% of Maretech's profits from the operations.

Maretech has obtained financing guarantees for its feedstock supplies from a large financial institution and has also provided AIRI with an Irrevocable Letter of Credit in the amount of $400,000 to protect AIRI in the event of a default by Maretech.

Since the Maretech Agreements only involve the ADU (although there is some shared usage of other AIRI facilities provided for in the Maretech Agreements, such as the dock facilities), AIRI will still operate its asphalt processing facilities. As of March 31, 2000, AIRI had approximately $10.5 million in firm backlog of orders and sales agreements, of which approximately 95% are for higher-margin polymerized asphalt products. Asphalt prices, particularly polymerized asphalts, have begun to rise in response to high crude oil prices incurred in 1999 and early 2000, therefore the Company expects its asphalt margins to improve in 2000 as compared to 1999, when only 60% of its asphalt sales volumes were polymerized asphalts and asphalt prices were significantly lower. In addition, the Company has implemented the use of escalation clauses in its asphalt sales contracts, which enable it to increase its contracted sales price by 5% per quarter if its feedstock prices rise to certain levels. This should mitigate the problem the Company incurred in 1999 by committing to long-term supply contracts at fixed prices.

As long as crude oil prices continue at current high levels, AIRI plans to purchase wholesale asphalt to utilize as feedstock for blending and polymer enhancement. The Company's strategy is to sell only higher-margin polymerized asphalt products, which asphalts are expected approximate 75%-95% of its asphalt sales during 2000. The Company has a $2 million credit facility for its feedstock purchases, which it has utilized since June 1999.

The combination of the proceeds to be derived from the MIP Agreement, the Maretech Agreements and the Company's asphalt operations are expected to provide sufficient cash flows to support all of the Company's domestic operations through the year 2000 and beyond.

The Company is seeking additional financing to supplement its cash flow from operations during 2000. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks and AIM, or from a joint venture partner in Kazakhstan, to support its operations during 2000, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations at current levels could be materially and adversely effected.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

On February 28, 2000, the Company issued a six-month $1.85 million bridge note, (the "Bridge Note"), in a private placement to a single "accredited investor", (the "Investor"), within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the "Securities Act"). In connection with the issuance of this note, the Company issued a five-year warrant to purchase 500,000 shares of the Company's common stock at an exercise price of 0.665 per share (the "Bridge Warrant"). The Bridge Note and Bridge Warrant were issued pursuant to the exemption from the registration requirements of the Securities Act provided by
Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          4.1  Form of Securities Purchase Agreement dated February 28, 2000

          4.2  Form of Bridge Note issued in connection with Exhibit 4.1

          4.3  Form of Warrant issued in connection with Exhibit 4.1

          4.4  Form of Security Agreement issued in connection with Exhibit 4.1

          4.5  Form of Registration Rights issued in connection with Exhibit 4.1

          27.1 Financial Data Schedule.

     (b)  Reports on Form 8-K

          None

                                    SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: May 15, 2000

                                        AMERICAN INTERNATIONAL
                                        PETROLEUM CORPORATION

                                        By   /s/  Denis J. Fitzpatrick
                                             ----------------------------------
                                                  Denis J. Fitzpatrick
                                                  Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
  4.1          Form of Securities Purchase Agreement dated February 28, 2000
  4.2          Form of Bridge Note issued in connection with Exhibit 4.1
  4.3          Form of Warrant issued in connection with Exhibit 4.1
  4.4          Form of Security Agreement issued in connection with Exhibit 4.1
  4.5          Form of Registration Rights issued in connection with Exhibit 4.1
 27.1          Financial Data Schedule.