Form 10-Q
period 2000-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2000-08-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

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

Yes [X]   No [_]

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of August 10, 2000 is 108,229,711 shares.

Part 1.  Financial Information Item 1.  Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2000 (Unaudited)	December 31, 1999
Assets
Current assets:
Cash and cash equivalents	$613,145	$1,753,707
Accounts and notes receivable, net	791,275	497,553
Inventory	311,624	723,088
Deferred financing costs	27,357	130,727
Prepaid expenses	496,147	793,956

Total current assets	2,239,548	3,899,031

Property, plant and equipment:
Unevaluated oil and gas property	32,459,006	31,556,376
Refinery property and equipment	38,026,999	37,999,682
Other	1,026,314	1,005,886

	71,512,319	70,561,944
Less - accumulated depreciation, depletion,
and amortization	(7,507,003)	(6,470,672)

Net property, plant and equipment	64,005,316	64,091,272
Notes receiviable, less current portion	995,112	1,252,696
Other long-term assets, net	119,802	415,270

Total assets	$67,359,778	$69,658,269

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$6,762,218	$2,223,500
Notes payable - trade	1,772,132	1,736,831
Accounts payable	1,079,223	3,641,886
Accrued liabilities	1,060,366	1,301,472

Total current liabilities	10,673,939	8,903,689
Long-term debt	6,411,108	11,984,592

Total liabilities	17,085,047	20,888,281

Commitments and contingent liabilities	—	—
Minority Interest Liability	305,956	305,956
Stockholders’ equity:
Preferred stock, par value $0.01, 7,000,000 shares
authorized, none issued
Common stock, par value $.08, 200,000,000 shares
authorized, 107,719,805 and 91,282,773 shares issued
outstanding at June 30, 2000 and December 31, 1999,
respectively	8,617,584	7,302,621
Additional paid-in capital	152,207,697	145,605,966
Common stock issued as collateral, held in escrow	(731,250)	(1,065,938)
Accumulated deficit	(110,125,256)	(103,378,617)

Total stockholders’ equity	49,968,775	48,464,032

Total liabilities and stockholders’ equity	$67,359,778	$69,658,269

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, (Unaudited)

	2000	1999
Revenues:
Refinery operating revenues	$ 1,224,344	$ 2,156,652
Other	47,158	36,669

Total revenues	1,271,502	2,193,321

Expenses:
Costs of goods sold - refinery	1,562,260	2,508,173
General and administrative	1,637,564	1,644,867
Depreciation, depletion and
amortization	518,166	462,916
Interest	817,096	1,607,403

Total expenses	4,535,086	6,223,359

Net loss	$ (3,263,584)	$(4,030,038)

Net loss per share of common stock - basic and diluted	$ (0.03)	$ (0.06)

Weighted-average number of shares
of common stock outstanding	107,044,470	69,611,930

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

	2000	1999
Revenues:
Refinery operating revenues	$ 2,407,301	$ 4,020,158
Other	75,031	78,051

Total revenues	2,482,332	4,098,209

Expenses:
Costs of goods sold - refinery	2,954,189	4,141,664
General and administrative	3,528,919	3,229,030
Depreciation, depletion and
amortization	1,036,330	795,126
Interest	1,709,533	2,999,572

Total expenses	9,228,971	11,165,392

Net loss	$ (6,746,639)	$(7,067,183)

Net loss per share of common stock - basic and diluted	$ (0.07)	$ (0.10)

Weighted-average number of shares
of common stock outstanding	102,357,311	67,479,328

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common stock		Additional paid-in	Common Stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total
Balance, January 1, 2000	91,282,773	$7,302,621	$145,605,966	$(1,065,938)	$(103,378,617)	$48,464,032

Conversions of debentures	12,329,556	986,365	4,938,749	—	—	5,925,114
Issuance of stock in lieu of current
liabilities	2,077,451	166,196	1,209,568	—	—	1,375,764
Issuance of stock for compensation	171,684	13,735	97,055	—	—	110,790
Issuance of stock options and warrants	—	—	210,746	—	—	210,746
Options and warrants exercised	1,558,341	124,667	66,771	—	—	191,438
Stock issued and adjustment to value of stock
previously issued for collateral on debt	300,000	24,000	78,842	334,688	—	437,530
Net loss for the period	—	—		—	(6,746,639)	(6,746,639)

Balance, June 30, 2000	107,719,805	$8,617,584	$152,207,697	$ (731,250)	$(110,125,256)	$49,968,775

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)

	2000	1999
Cash flows from operating activities:
Net loss	$(6,746,639)	$(7,067,183)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion of
discount on debt	1,761,400	2,205,939
Accretion of premium on notes receivable	(22,416)	(25,302)
Non-cash provision for services	10,000	421,238
Issuance of stock for compensation expense	110,790	—
Changes in assets and liabilities:
Accounts and notes receivable	(293,722)	(544,370)
Inventory	411,464	400,672
Prepaid and other	341,271	(281,896)
Accounts payable and accrued liabilities	(1,428,004)	(1,628,380)

Net cash provided by (used in) operating activities	(5,855,856)	(6,519,282)

Cash flows from investing activities:
Additions to oil and gas properties	(902,630)	(1,365,996)
Additions to refinery property and equipment	(27,317)	(757,222)
(Increase) decrease to other long term assets	818,568	(183,226)

Net cash used in investing activities	(111,379)	(2,306,444)

Cash flows from financing activities:
Net increase in short-term debt	4,599,934	1,686,604
Net increase in notes payable	35,301	42,252
Net increase in notes payable - officers	—	223,150
Repayments of long-term debt	—	(3,500,000)
Proceeds from exercise of stock warrants
and options	191,438	231,000
Proceeds from issuance of debentures, net	—	10,000,000

Net cash provided by financing activities	4,826,673	8,683,006

Net increase (decrease) in cash and
cash equivalents	(1,140,562)	(142,720)
Cash and cash equivalents at beginning of year	1,753,707	376,745

Cash and cash equivalents at end of year	$ 613,145	$ 234,025

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2000

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the “Company”) have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2000, the results of operations and cash flows for the three and six month periods ended June 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s 1999 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 1999 Annual Report on Form 10-K.

Item 2. Management’s Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations

The Company has two major segments of its business, refining and oil and gas exploration and development, although the Company has had no oil and gas production operations since the first quarter of 1997 when it sold its South American wholly-owned oil and gas subsidiaries. Since this sale, the Company’s oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and market analysis and negotiation in Kazakhstan. The Company has yet to implement oil and/or gas production operations in Kazakhstan, where it has two gas and oil concessions, or elsewhere. For the three months ending June 30, 2000, the Company’s refining segment, located in the United States, had sales of $1,224,000 and costs of goods sold of $1,562,000. Interest income and other corporate revenues totaled $47,000 with general corporate expense, interest expense and depreciation being $1,637,000, $518,000, and $817,000, respectively. For the six months ending June 30, 2000, the Company’s refining segment had sales of $2,407,000 and costs of goods sold operating expenses of $2,954,000. Interest income and other corporate revenues totaled $75,000 with general corporate expense, interest expense and depreciation being $3,528,000, $1,036,000 and $1,710,000, respectively. The Company’s identifiable assets at June 30, 2000 total $32,370,000 of operating assets in the United States, $32,626,000 in Kazakhstan, and $2,364,000 of corporate assets.

For the Three Months Ended June 30, 2000 as compared
to the Three Months Ended June 30, 1999

Oil and Gas Operations:

The Company has not had any oil and gas operating or producing fields since it sold its South American operations in Colombia and Peru in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during the second quarters of 2000 or 1999.

Refinery Operations:

During the three months ended June 30, 2000, the Company had revenues of approximately $1,224,000 compared to revenues of approximately $2,157,000 for the same period during 1999. Cost of goods sold attributed to the related revenues for the three months ended June 30, 2000 were approximately $1,562,000 compared to approximately $2,475,000 for the same period in 1999. Cost of goods sold exceeded revenues during the three months ended, both in 2000 and 1999, because of several factors, those being non-availability of certain types of asphalt feedstocks and the increase in asphalt feed stock prices the Company has incurred, and the operating cost to maintain the refinery. A contributing factor to the Company’s increase in its cost of sales, is the fact that the Company is having to currently fulfill certain of its asphalt contracts which were entered into last year at a time when the price of asphalt feedstocks were much lower than the prices incurred during the second quarter of 2000. The Company has been purchasing general grade asphalt on a spot basis to blend and supply various grades of asphalt to its customers. Though the Company has not operated the refining unit since January of 1999, it has had to maintain the unit in a state of readiness during this period and thus it has experienced additional operating overhead costs attributed to maintaining the refining unit. The Company is negotiating with a third party to utilize the refining unit beginning in the third quarter of this year to service a processing agreement with that party for a fee.

The Company’s costs, and likewise, revenues and asphalt margins, will vary depending upon a number of factors, including but not limited, to feedstock type and prices, and from the Company’s product mix, which are determined over time as the Company’s markets are developed and redefined in the different areas it services. Currently, though the asphalt volumes are down 65% compared to the same period last year, the related revenues are down only 42%. The Company’s effort over the last year to target the high margin polymerized asphalt market has resulted in a turn around from 45% of sales volumes attributed to polymerized asphalt in the same quarter in 1999 compared to 75% during the current quarter. The Company is continuing to direct its sales efforts to the high margin polymerized asphalt markets.

The Company’s St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Because of the high cost of asphalt products due to the shortage of petroleum products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles, the Company has not operated in the St. Marks market during that time. These conditions have continued and, thus, St Marks was not operated during the second quarter of 2000. Operating the St. Marks facility will depend on the future price and availability of petroleum feedstocks and products and demand for the Company’s products in the areas serviced by St. Marks.

Other Revenue:

Other revenues increased approximately $10,000 during the second quarter of 2000 compared to the same period in 1999. This is due to an increase in interest income from more funds being on deposit during the current period compared to the same period last year.

General and Administrative:

Overall General and Administrative expenses, (“G&A”) decreased approximately $7,000 during the current quarter compared to the same period last year. Although G&A expenses increased in certain areas such as property taxes, corporate franchise and property taxes and insurance, which are all related to the refinery asset additions and value, the Company’s efforts to reduce it’s overhead have resulted in offsetting those increases by decreasing such costs as travel related expenses, professional and consulting expenses and telephone expenses.

Depreciation, Depletion, and Amortization:

Depreciation, Depletion, and Amortization increased approximately $55,000 during the current quarter compared to the same quarter last year and is primarily attributable to new additions at the Company’s refinery placed into service during 1999.

Interest Expense:

Interest expense decreased by approximately $790,000 during the second quarter of 2000 compared to the same period last year. Interest expense for the quarter ended June 30, 2000 represented non-cash interest of $343,000 related to the Company’s borrowings outstanding at December 31, 1999 and its long and short-term debt incurred during the first six months of 2000 compared to approximately $1,506,000 on non-cash interest incurred during the same period last year. The Company did not capitalize any interest during the current quarter compared to $441,000 of interest capitalized in the same period last year, which was related to asset acquisitions last year.

For the Six Months Ended June 30, 2000 as compared
to the Six Months Ended June 30, 1999

Oil and Gas Operations:

During the first six months of 2000 and 1999, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations during this period as discussed previously.

Refinery Operations:

During the first six months of 2000, refinery asphalt revenues decreased approximately $1,613,000 to $2,407,000 compared to $3,586,000 during the first six months of 1999. During the first six months of the current period, the refinery had no light-end product sales compared to approximately $434,000 during the same period last year. Costs of sales associated with these revenues were approximately $2,954,000 and $4,142,000 for the first six months of 2000 and 1999, respectively. The percentage of increase in the operating and inventory costs during the current period compared to the same period in 1999 is due primarily to the Company having to fulfill contracts entered into during 1999 when asphalt is at a higher cost currently than it was in 1999, as previously discussed in the three-month discussion.

The Refinery’s terminal operations in St. Marks Florida, which commenced in June 1998, were not operational during the first six months of 2000 or 1999. As previously discussed, the Company has directed its sales efforts into the Texas and Louisiana asphalt markets during 2000.

Other Revenue:

Other revenues decreased approximately $3,000, to $75,000 during the first six months of 2000 compared to the same period in 1999. The decrease is due primarily to the Company having fewer funds on deposit during the current quarter compared to the same period last year.

General and administrative:

General and Administrative, (“G&A”) expenses increased approximately $300,000 during the current period compared to the same six month period in 1999. General and administrative expenses have increased due to the increased activity of the Company in its refinery operations and oil and gas activity. Certain G&A expense have increased and decreased during the first six months of 2000 compared to the same period during 1999 as follows: Payroll and related employee expenses increased by approximately $95,000 which includes approximately $98,000 of non-cash stock bonuses issued to employees, general insurance costs increased by approximately $35,000 due to increased coverage of new asset additions placed in service during 1999, rent expenses increased approximately $52,000, investor relations costs decreased by approximately $137,000, bond costs increased approximately $354,000 due to the Company’s financing activities, professional fees and telephone expenses decreased approximately $37,000 and $21,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization increased approximately $241,000 during the current period compared to the same period last year, and is primarily attributable to new additions at the Company’s refinery during 1998.

Interest Expense:

Interest expense decreased during the first six months of 2000 compared to the first six months of 1999 by approximately $1,290,000 to approximately $1,710,000, which included $725,000 of non-cash interest relating to costs associated with its financing activities. The Company actually incurred approximately $3,547,000 of interest expense during the first six months of 1999 compared to actual interest expense incurred of $1,710,000 during the same period in 2000. The Company capitalized approximately $547,000 of non-cash interest expense during the first six months of 1999 relating to costs associated with its financing activities, the proceeds from which were utilized by the Company for its oil and gas and Refinery projects. The Company did not capitalize any non-cash interest during the current period.

Liquidity and Capital Resources

During the six months ended June 30, 2000, the Company used a net amount of approximately $5,856,000 for operations, which reflects approximately $1,882,000 in non-cash provisions, including issuance of stock in lieu of cash payments of $121,000 and depreciation and amortization of $1,761,000. Approximately $411,000 was provided during the period to decrease product and feedstock inventory and $1,380,000 was used to decrease accounts payable and accrued liabilities and to increase current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties and Refinery property equipment of $930,000. Cash for operations was provided, in part, by proceeds from short-term bridge notes of an aggregate of $4,600,000 and an increase in notes payable of approximately $35,000.

In February 1999, Mercantile International Petroleum, Inc. (“MIP”) failed to pay the $1.6 million outstanding balance due to the Company of the 5% convertible debenture it issued to the Company as partial payment for the purchase of the Company’s oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement (the “MIP Agreement”), whereby MIP acknowledged its indebtedness to the Company in the amount of $1,581,000 for the outstanding balance of the 5% convertible debenture and an additional amount of $1,306,000 in connection with the “earnout provision” of the original purchase agreement. MIP also agreed to repay the aggregate debt due to the Company of $2,888,000 by issuing a new 11.5% convertible debenture to the Company, which is secured by MIP’s Colombian oil production. Beginning in February 2000 MIP agreed to pay monthly to the Company the greatest of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. Thereafter, MIP will pay monthly the greatest of $80,000 or 80% of the subsidiary’s net income until the debt is retired. The unpaid portion of the debt is convertible into MIP common stock at the option of the Company, at any time at $1.50 per share.

MIP also agreed to issue The Company warrants entitling it at any time prior to December 31, 2002 to purchase an aggregate of 2,347,000 common shares of MIP:

(i)	during the year 2000, at the greater of $.25 per share or the weighted average trading price for the first 10 days after MIP’s shares resume trading (MIP was delisted from the Toronto Exchange in 1999), to a maximum if $.50;

(ii)	during the year 2001, at $1.00 per share; and

(iii)	during the year 2002, at $1.50 per share

A dedicated bank account has been set up in Bogota, Colombia for deposit of oil sales proceeds and disbursement of payments due to the Company pursuant to the MIP Agreement. The Company began receiving the scheduled monthly payments in March of this year and expects no interruption in the future.

In July 2000, the Company entered into a $10 million convertible preferred line of credit (the “Equity Line”) with an option for an additional $8 million, with GCA Strategic Investment Fund Limited (“GCA”). Also in July, GCA agreed to extend an aggregate principal amount of $4.35 million of previously completed bridge financings until November 28, 2000, bringing the total amount of outstanding bridge notes due on that date to $7.35 million.

The Company plans to begin its Shagryly-Shomyshty gas field (“Shagryly” or “License 1551”) development in Kazakhstan in 2000. The initial phase of the development will cost approximately $4.5 million and is expected to be funded from the proceeds derived from the sale of a portion of Shagryly, financing to be provided by the purchaser, which financing is expected to also be provided to fund the Company’s remaining interest in the project subsequent to the sale, or by the Equity Line. The total development cost for the project is estimated at approximately $160 million to $180 million. The Company is also having discussions with other financing entities, suppliers and export credit agencies regarding project financing for the development of Shagryly. However, the Company’s strategy is to sell a minimum of 50% of Shagryly prior to commencing the main phase of development.

The proceeds from the Equity Line will be used primarily to supplement, if necessary, any proceeds that may be derived from the possible sale or farm-out of a portion of the Company’s oil and gas concessions in Kazakhstan. Such proceeds will be utilized to fund the development drilling in the Company’s License 1551 gas field and the reentry and drilling work at its License 953, both discussed below, and for general corporate uses. The Company plans to utilize any proceeds it may receive from the sale of a portion of its Kazakhstan concessions to repay its outstanding bridge notes. If such a sale is not consummated by the due date of these bridge notes, the Company may be required to utilize funds available from the Equity Line, refinance the balances due, or obtain additional financing to make these payments.

The Company met its minimum work and monetary obligations on its License 953 in Kazakhstan during 1999. Its year 2000 obligation amounts to approximately $1.7 million, which it expects to fund with proceeds derived from the partial sale of Shagryly and/or from the Equity Line. Due to recent interpretations of electric well logs from the Begesh #1 oil well, the Company has decided to re-enter the Begesh #1 to test a key upper Jurassic interval known to be productive in the general locale of the well. The anticipated reentry, which is estimated to cost between $750,000 to $1 million, is expected to satisfy the Company’s minimum work requirement at 953 for the year 2000, which is currently being renegotiated with the Kazakhstan government. Two more wells are expected to be drilled at 953, at least one at the Begesh location, before the end of next year, which, if these negotiations are successful, will complete the minimum work required under License 953.

The Company is currently engaged in negotiations with Gazprom, the Russian gas transport company, for the transportation and sale of its anticipated Shagryly gas production. In the event that the contract is consummated, the Company expects to have a significant amount of proved gas reserves, which it could utilize as a borrowing base for various Company capital requirements, including the development of the Shagryly gas field. Alternatively, the Kazakhstan government is negotiating an agreement with Gazprom in connection with the export of Kazakhstan gas to western markets through Gazprom’s pipelines. The Kazakhstan government has informed the Company that it will furnish all necessary support to the Company for participation in the government’s access into these pipelines. Such access would allow the Company to market its gas directly to the western end-users, significantly enhancing the value of its gas reserves in Shagryly. The Company has also been having discussions with the drilling subsidiary of Gazprom and other drilling companies regarding a drilling contract to develop the Shagryly field.

In February 2000, AIRI entered into lease and service agreements (the “Maretech Agreements”) with Maretech Corporation (“Maretech”), an independent refiner, whereby Maretech would lease AIRI’S ADU and process condensate crude oil utilizing AIRI’s personnel to operate the daily processing functions. Maretech planned to produce naphtha and gas oil to be sold as feedstocks and diesel and JP8 to be marketed as finished products. However, Maretech did not commence operations as planned because of financing difficulties and, as a result, the Company initiated negotiations with another company to process its crude oils. These negotiations are continuing and the Company expects to complete a processing agreement in the near future.

In addition to the processing agreement, the Company signed a letter of intent for a joint venture to (1) service the Company’s existing asphalt supply obligations and (2) expand the Company’s asphalt business. A definitive agreement is expected to be finalized in August 2000, however, operation of the joint venture commenced in early July 2000. The joint venture agreement provides for the Company’s partner in the joint venture to provide the feedstocks required, with the Company receiving reimbursement of its direct operating costs and 50% of the profits generated from the joint venture operations. The combination of both of these agreements is expected to provide positive cash flow for the Company’s refining subsidiary, AIRI, and provide excess cash flow to support a significant amount of corporate overhead as well.

As long as crude oil prices continue at current high levels, the joint venture plans to purchase wholesale asphalt to utilize as feedstock for blending and polymer enhancement. Its strategy is to sell only higher-margin polymerized asphalt products, which asphalts are expected approximate 75-95% of its asphalt sales during 2000.

PART II OTHER INFORMATION

Item 2. Changes in Securities

On May 8, 2000, the Company issued a six month $3 million bridge note, (the “Bridge Note”), in a private placement to a single “accredited investor”, (the “Investor”), within the meaning of Rule 501(a) under the Securities Act of 1933, as amended (the “Securities Act”). In connection with the issuance of this note, the Company issued a five year warrant to purchase 350,000 shares of the Company’s common stock at an exercise price of $.69 per share (the “Bridge Warrant”) and 250,000 of its common stock (“Bridge Shares”). The Bridge Note, Bridge Warrant and the Bridge Shares were issued pursuant to the exemption from the registration requirements of the Securities Act provided by Section 4(2) of the Securities Act and Rule 506 of Regulation D.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

27.1 Financial Data Schedule

b.	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2000

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By: /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
27.1	Financial Data Schedule.