Form 10-Q
period 2000-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2000-11-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

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

Yes [X] No [_]

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of November 3, 2000 is 118,902,713 shares.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
Assets	(Unaudited)
Current assets:
Cash and cash equivalents	$748,158	$1,753,707
Accounts and notes receivable, net	524,692	497,553
Accounts receivable, joint venture	153,002	—
Inventory	161,787	723,088
Deferred financing costs	92,567	130,727
Prepaid expenses	694,885	793,956

Total current assets	2,375,091	3,899,031

Property, plant and equipment:
Unevaluated oil and gas property	33,176,504	31,556,376
Refinery property and equipment	38,026,963	37,999,682
Other	1,038,335	1,005,886

	72,241,802	70,561,944
Less - accumulated depreciation, depletion,
and amortization	(8,025,168)	(6,470,672)

Net property, plant and equipment	64,216,634	64,091,272
Notes receiviable, less current portion	785,112	1,252,696
Other long-term assets, net	280,449	415,270

Total assets	$67,657,286	$69,658,269

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debentures	$6,581,447	$2,223,500
Notes payable - officers and directors	450,000	—
Notes payable - trade	1,262,035	1,736,831
Accounts payable	1,331,840	3,641,886
Accrued liabilities	1,396,061	1,301,472

Total current liabilities	11,021,383	8,903,689
Long-term debt	5,503,765	11,984,592

Total liabilities	16,525,148	20,888,281

Minority Interest Liability	305,956	305,956
Stockholders' equity:
Preferred stock, par value $0.01, 7,000,000 shares
authorized, 1,250 and 0 shares issue and outstanding at
September 30, 2000 and December 31, 1999, respectively	13	—
Common stock, par value $.08, 200,000,000 shares
authorized, 114,192,964 and 91,282,773 shares issued and
outstanding at September 30, 2000 and December 31, 1999,
respectively	9,135,436	7,302,621
Additional paid-in capital	155,654,218	145,605,966
Common stock issued as collateral, held in escrow	(731,250)	(1,065,938)
Accumulated deficit	(113,232,235)	(103,378,617)

Total stockholders' equity	50,826,182	48,464,032

Total liabilities and stockholders' equity	$67,657,286	$69,658,269

The accompanying notes are an integral part of these consolidated fnancial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2000	1999
Revenues:
Refinery operating revenues	$301,073	$2,928,695
Other	44,355	93,224

Total revenues	345,428	3,021,919

Expenses:
Costs of goods sold - refinery	429,455	2,851,942
General and administrative	1,465,449	1,580,233
Depreciation, depletion and
amortization	518,164	455,647
Interest	1,039,339	2,788,338

Total expenses	3,452,407	7,676,160

Net loss	$(3,106,979)	$(4,654,241)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.06)

Weighted-average number of shares
of common stock outstanding	109,854,813	73,997,705

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2000	1999
Revenues:
Refinery operating revenues	$2,708,374	$6,948,853
Other	119,386	171,275

Total revenues	2,827,760	7,120,128

Expenses:
Costs of goods sold - refinery	3,383,644	6,993,606
General and administrative	4,994,368	4,809,263
Depreciation, depletion and
amortization	1,554,494	1,250,773
Interest	2,748,872	5,787,910

Total expenses	12,681,378	18,841,552

Net loss	$(9,853,618)	$(11,721,424)

Net loss per share of common stock - basic and diluted	$(0.09)	$(0.17)

Weighted-average number of shares
of common stock outstanding	105,258,877	69,675,997

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Preferred stock		Common stock
	Shares	Amount	Shares	Amount	Additional paid-in capital	Common Stock Held In Escrow	Accumulated deficit	Total
Balance, January 1, 2000	—	$ —	91,282,773	$7,302,621	$145,605,966	$(1,065,938)	$(103,378,617)	$48,464,032

Conversions of debentures			14,941,073	1,195,286	5,656,829	—	—	6,852,115
Issuance of stock in lieu of current
liabilities			2,595,349	207,628	1,346,518	—	—	1,554,146
Issuance of stock for compensation			262,762	21,021	126,769	—	—	147,790
Issuance of stock options and warrants			—	—	385,746	—	—	385,746
Options and warrants exercised			1,558,340	124,667	64,471	—	—	189,138
Stock issued and adjustment to value of stock
previously issued for collateral on debt			300,000	24,000	144,752	334,688	—	503,440
Sale of Convertible Preferred Stock	1,250	$13	—	—	1,186,738	—	—	1,186,751
Preferred stock converted into common stock			3,252,667	260,213	919,037	—	—	1,179,250
Imputed interest convertiible preferred stock			—	—	217,392	—	—	217,392
Net loss for the period			—	—	—	—	(9,853,618)	(9,853,618)

Balance, September 30, 2000	1,250	$13	114,192,964	$9,135,436	$155,654,218	$(731,250)	$(113,232,235)	$50,826,182

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2000	1999
Cash flows from operating activities:
Net loss	$(9,853,618)	$(11,721,424)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion, amortization and accretion of
discount on debt	2,725,413	4,886,549
Accretion of premium on notes receivable	(22,416)	(37,953)
Non-cash provision for services	20,000	742,488
Issuance of stock for compensation expense	147,790	—
Changes in assets and liabilities:
Accounts and notes receivable	(180,141)	(593,971)
Inventory	561,301	708,887
Prepaid and other	95,633	(906,222)
Accounts payable and accrued liabilities	(344,171)	(726,160)

Net cash provided by (used in) operating activities	(6,850,209)	(7,647,806)

Cash flows from investing activities:
Additions to oil and gas properties	(1,620,128)	(3,827,413)
Additions to refinery property and equipment	(27,281)	(793,506)
(Increase) decrease to other long term assets	540,263	(224,507)

Net cash used in investing activities	(1,107,146)	(4,845,426)

Cash flows from financing activities:
Net increase in short-term debt	4,419,163	1,075,000
Net decrease in notes payable	(474,796)	(45,955)
Net increase in notes payable - officers	450,000	240,000
Repayments of long-term debt	—	(3,500,000)
Proceeds from exercise of stock warrants
and options	191,438	773,032
Proceeds from sale of preferred stock	2,366,001	—
Proceeds from issuance of debentures, net	—	14,750,000

Net cash provided by financing activities	6,951,806	13,292,077

Net increase (decrease) in cash and
cash equivalents	(1,005,549)	798,845
Cash and cash equivalents at beginning of year	1,753,707	376,745

Cash and cash equivalents at end of year	$ 748,158	$ 1,175,590

Supplemental cash flow information: Preferred stock converted in common stock	$ 1,179,250	—

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS September 30, 2000

1.	Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the “Company”) have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2000, the results of operations and cash flows for the three and nine month periods ended September 30, 2000 and 1999. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s 1999 Annual Report on Form 10-K.

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

The Company utilizes the Equity Method to account for its asphalt joint venture operations. The profits from the joint venture, after all costs have been recovered, are to be split on a fifty fifty basis. Because the Company is an equal share participant in the joint venture, the sales of asphalt for the joint venture are not reported in the Company’s consolidated financials: its investment in the joint venture is initially recorded at cost, then is reduced by dividends and increased or decreased by the Company’s proportionate share in the net earnings or loss of the joint venture.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The Company has two major segments of its business, refining and oil and gas exploration and development, although the Company has had no oil and gas production operations since the first quarter of 1997 when it sold its South American wholly-owned oil and gas subsidiaries. Since this sale, the Company’s oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and market analysis and negotiation in Kazakhstan. The Company has yet to implement oil and/or gas production operations in Kazakhstan, where it has two gas and oil concessions, or elsewhere. The Company's refinery segment is composed of its refineries located in St. Marks, Florida, Lake Charles, Louisiana, and its barge operations. The Lake Charles Refinery has three major components: an atmosperhic distillation unit, a vacuum distillation unit, and its asphalt facility. The atmospheric and vacuum units have not been in operation since January 1999. Beginning in July of this year the Company entered into a joint venture agreement with Sargeant Bulktainers Inc, (“SBI”) (the “Joint Venture”), whereby SBI would provide and finance certain wholesale asphalt feedstocks to the refinery’s asphalt division and the Company would be responsible for processing/blending and the marketing of the asphalt. For the three months ending September 30, 2000, the Company’s refining segment, located in the United States, had sales of $301,000 and costs of goods sold of $429,000. Interest income and other corporate revenues totaled $44,000 with general corporate expense, interest expense and depreciation being $1,465,000, $518,000, and $1,039,000, respectively. For the six months ending September 30, 2000, the Company’s refining segment had sales of $2,708,000, net of the joint venture income of $16,000 and costs of goods sold operating expenses of $3,384,000. Interest income and other corporate revenues totaled $119,000 with general corporate expense, interest expense and depreciation being $4,994,000, $1,554,000 and $2,748,000, respectively. Income reported from the joint venture was $16,000. The Company’s identifiable assets at September 30, 2000 total $31,888,000 of operating assets in the United States, $33,503,000 in Kazakhstan, and $2,266,000 of corporate assets.

For the Three Months Ended September 30, 2000 as compared to the Three Months Ended September June 30, 1999

Oil and Gas Operations:

The Company has not had any oil and gas operating or producing fields since it sold its South American operations in Colombia and Peru in February 1997 and, therefore no revenues or expenses related to oil and gas operations were recorded during the third quarters of 2000 or 1999.

Refinery Operations:

During the three months ended September 30, 2000, the Company had asphalt revenues of approximately $160,000, exclusive of any joint venture revenues, compared to revenues of approximately $2,929,000 for the same period during 1999. Cost of goods sold attributed to the related revenues for the three months ended September 30, 2000 were approximately $305,000 compared to approximately $2,811,000 for the same period in 1999. Cost of goods sold costs have remained higher during the three months ended, both in 2000 and 1999, because of several factors, those being non-availability of certain types of asphalt feedstocks and the increase in asphalt feed stock prices the Company has incurred, and the operating cost to maintain the refinery. A contributing factor to the Company’s increase in its cost of sales, is the fact that the Company is having to currently and continually fulfill certain of its asphalt contracts which were entered into last year at a time when the price of asphalt feedstocks were much lower than the prices incurred during the third quarter of 2000. The Company had been purchasing general grade asphalt on a spot basis to blend and supply various grades of asphalt to its customers. Though the Company has not operated its atmospheric and vacuum units since January of 1999, it has had to maintain these units in a state of readiness during this period and thus it has experienced additional operating overhead costs attributed to maintaining the refinery unit. The Company has entered into a processing agreement with Sargeant Bulktainers, Inc to process approximately 10,000 to 15,000 barrels of feedstock per through the refinery unit at fee rate of $1.50 a barrel. The refinery has commenced operating in November this year. The agreements with Sargeant are expected to provide aggregate revenues to the Company in excess of $150 million per year, which in turn should provide positive cash flow for the Company's refining subsidiaries, and provide excess cash flow to support a significant amount of corporate overhead as well.

The refinery produced approximately $2,786,000 in asphalt revenues in the joint venture with SBI during the three months ended September 30, 2000, with related operating cost of approximately $2,636,000. The Company realized net income of approximately $16,000, after taking into effect the losses on asphalt shipments on contracts held prior to the joint venture.

The Company’s costs, and likewise, revenues and asphalt margins, will vary depending upon a number of factors, including but not limited, to feedstock type and prices, and from the Company’s product mix, which are determined over time as the Company’s markets are developed and redefined in the different areas it services. Currently, though the asphalt volumes are down 37% compared to the quarter last year, the related revenues are up 2%. The Company’s continuing effort over the last year to target the high margin polymerized asphalt market has resulted in a 5% increase from 77% of sales volumes attributed to polymerized asphalt in the same quarter in 1999 compared to 82% during the current quarter. The Company is continuing to direct its sales efforts to the high margin polymerized asphalt markets.

The Company had revenues from its barge operations of approximately $125,000 during the current quarter compared to no revenues in the same quarter last year. Operating costs related to the barge during the quarter approximated $109,000. The Company began operating its barge during the third quarter for third parties, which it has not previously done in the past.

The Company’s St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Because of the high cost of asphalt products due to the shortage of petroleum products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles, the Company has not operated in the St. Marks market during that time. These conditions have continued and, thus, St Marks was not operated during the third quarter of 2000. Operating the St. Marks facility will depend on the future price and availability of petroleum feedstocks and products and demand for the Company’s products in the areas serviced by St. Marks. At the present time, the Company does not believe its investment in the St. Mark's facility is impaired.

Other Revenue:

Other revenues decreased approximately $49,000 during the third quarter of 2000 compared to the same period in 1999. The decrease is due primarily to a decrease in interest income of approximately $35,000 due to the Company having fewer funds on deposit during the current quarter compared to the same period last year. During the third quarter of 1999 the Company recognized income of approximately $56,000 from the forgiveness of debt and it did not recognize any in the third quarter of 2000. The Company is currently recognizing sub-leasing income of approximately $38,000 for the period three months ended September 30, 2000 and it had none for the same period last year. This rental income is a result of the Company’s efforts to reduce its general and administrative costs by entering into a 5-year sub-lease of approximately 66% of its office space in its New York office.

General and Administrative:

Overall General and Administrative expenses, (“G&A”) decreased approximately $115,000 during the current quarter compared to the same period last year. Although G&A expenses increased in certain areas such as property taxes, corporate franchise and property taxes and insurance, which are all related to the refinery asset additions and value, the Company’s efforts to reduce it’s overhead have resulted in offsetting those increases by decreasing such costs as travel related expenses, professional and consulting expenses and telephone expenses.

Depreciation, Depletion, and Amortization:

Depreciation, Depletion, and Amortization increased approximately $63,000 during the current quarter compared to the same quarter last year and is primarily attributable to new additions at the Company’s refinery placed into service during 1999.

Interest Expense:

Interest expense decreased by approximately $1,749,000 during the third quarter of 2000 compared to the same period last year. Interest expense for the quarter ended September 30, 2000 represented non-cash interest of $446,000 related to the Company’s borrowings outstanding at December 31, 1999 and its long and short-term debt incurred during the first nine months of 2000 compared to approximately $2,225,000 on non-cash interest incurred during the same period last year.

For the Nine Months Ended September 30, 2000 as comparedto the Nine Months Ended September 30, 1999

Oil and Gas Operations:

During the first nine months of 2000 and 1999, the Company had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations during this period as discussed previously.

Refinery Operations:

During the first nine months of 2000, refinery asphalt revenues decreased approximately $3,900,000 to $2,577,000, compared to $6,478,000 during the first nine months of 1999. The decrease in refinery asphalt revenues is due to the Company’s accounting for its joint venture on the equity method as previously discussed above. Joint venture revenues accounted for under the equity method included asphalt revenues to the joint venture of approximately $2,786,000, with related costs of approximately $2,636,000. Costs of sales associated with these revenues were approximately $3,200,000 and $6,905,000 for the first nine months of 2000 and 1999, respectively. The increase in the operating and inventory costs during the current period, compared to the same period in 1999, is due primarily to the Company having to fulfill contracts entered into during 1999 when asphalt is at a higher cost currently than it was in 1999, as previously discussed. During the first nine months of the current period, the refinery had no light-end product sales compared to approximately $486,000 during the same period last year.

The Company’s continuing effort over the last year to target the high margin polymerized asphalt market has resulted in a 11% increase from 70% of sales volumes attributed to polymerized asphalt for the same period in 1999 compared to 81% during the current year. The Company is continuing to direct its sales efforts to the high margin polymerized asphalt markets.

The Company began operating its barge for outside third parties during current year, which it has not done in the past, as previously discussed. Revenues generated from the barge operations for the nine months ended September 30, 2000 were approximately $125,000 with operating costs of approximately $109,000.

The Refinery’s terminal operations in St. Marks Florida, which commenced in June 1998, were not operational during the first nine months of 2000 or in 1999. As previously discussed, the Company has directed its sales efforts into the Texas and Louisiana asphalt markets during 2000.

Other Revenue:

Other revenues decreased approximately $52,000, to $119,000 during the first nine months of 2000 compared to the same period in 1999. The decrease is due primarily to a decrease in interest income of approximately $73,000 due to the Company having fewer funds on deposit during the current period compared to the same period last year. During the first nine months of 1999 the Company recognized income of approximately $56,000 from the forgiveness of debt. The Company is currently recognizing sub-leasing income of approximately $76,000 for the period nine months ended September 30, 2000 and it did not have any rental income during the same period last year. The rental income is a result of the Company’s efforts to reduce its general and administrative costs by entering into a 5-year partial sub-lease of office space in its New York office as previously discussed.

General and administrative:

G&A increased approximately $185,000 during the current period compared to the same period in 1999. G&A increased due to increased activity of the Company in its refinery operations and oil and gas activity. Certain G&A expenses have increased and decreased during the first nine months of 2000 compared to the same period during 1999 as follows: General insurance costs increased by approximately $45,000 due to increased coverage of new asset additions placed in service during 1999, rent expenses increased approximately $61,000 due to built in escalation clauses, investor relations costs decreased by approximately $160,000, bond costs increased approximately $422,000 due to the Company’s financing activities, professional fees and telephone and utility expenses decreased approximately $71,000 and $23,000, respectively; corporate, property and other taxes increased approximately $27,000; dues and commissions decreased approximately $23,000 and $79,000 respectively.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization increased approximately $304,000 during the current period compared to the same period last year, and is primarily attributable to new additions at the Company’s refinery during 1999.

Interest Expense:

Interest expense decreased during the first nine months of 2000 compared to the first nine months of 1999 by approximately $3,039,000 to approximately $2,749,000, which reflects a $3,013,000 reduction in the Company’s non-cash expenses related to costs associated with its financing activities. The Company incurred $1,171,000 of non-cash interest during the first nine months of the current year compared to $4,184,000 incurred during the same period in 1999. The Company capitalized approximately $547,000 of non-cash interest expense during the first nine months of 1999 relating to costs associated with its financing activities, the proceeds from which were utilized by the Company for its oil and gas and Refinery projects. The Company did not capitalize any non-cash interest during the current period.

Liquidity and Capital Resources

During the nine months ended September 30, 2000, the Company used a net amount of approximately $6,850,000 for operations, which reflects approximately $2,893,000 in non-cash provisions, including issuance of stock in lieu of cash payments of $168,000 and depreciation and amortization of $2,725,000. Approximately $561,000 was provided during the period to decrease product and feedstock inventory and $429,000 was used to decrease accounts payable and accrued liabilities and to increase current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties and Refinery property equipment of $1,647,000. Cash for operations was provided, in part, by proceeds from short-term debt and bridge notes of an aggregate of $4,519,000 and proceeds from notes issued to the Company’s officers and directors of $350,000, and cash used to decrease notes payable of approximately $475,000.

In February 1999, Mercantile International Petroleum, Inc. (“MIP”) failed to pay the $1.6 million outstanding balance due to the Company of the 5% convertible debenture (the “Debenture”) it issued to the Company as partial payment for the purchase of the Company’s oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement (the “MIP Agreement”), whereby MIP acknowledged its indebtedness to the Company in the amount of $1,581,000 for the outstanding balance of the Debenture and an additional amount of $1,306,000 in connection with the “earnout provision” of the original purchase agreement. MIP agreed to repay this aggregate debt of $2,888,000 by issuing a new 11.5% convertible debenture to the Company. Beginning in February 2000, MIP began to make the scheduled monthly payments to the Company amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. To date, each payment has been in the amount of $70,000 and has generally been paid in a timely manner. Beginning in January 2001, MIP will pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. The unpaid portion of the debt is convertible into MIP common stock at the option of the Company, at any time at $1.50 per share.

MIP also agreed to issue to the Company warrants entitling it, at any time prior to December 31, 2002, to purchase an aggregate of 2,347,000 common shares of MIP:

(i)	during the year 2000, at the greater of $.25 per share or the weighted average trading price for the first 10 days after MIP’s shares resume trading (MIP was delisted from the Toronto Exchange in 1999), to a maximum if $.50;

(ii)	during the year 2001, at $1.00 per share; and

(iii)	during the year 2002, at $1.50 per share

All of the sales proceeds from MIP’s Colombian oil sales and disbursement of payments due to the Company pursuant to the MIP Agreement are being administered by MIP’s independent accountants, PriceWaterhouseCoopers, LLP. The Company expects no future interruption of the scheduled payments.

Since December 1999, the Company has sold an aggregate of $7.35 million worth of bridge notes (the “Bridge Notes”) to GCA Strategic Investment Fund Limited (“GCA”). Since then, it has repaid $1.25 million of the Bridge Notes, leaving an outstanding principal balance of approximately $6.1 million due as of November 13, 2000. The Bridge Notes are due and payable on November 28, 2000; however, the Company and GCA have verbally agreed to an extension of this due date and expect a formal agreement to extend the due date will be executed either just before or soon after the filing date of this Form 10-Q. In July 2000, the Company entered into a $10 million convertible preferred line of credit (the “Equity Line”) with an option for an additional $8 million, with GCA (see Part II, Other Information “Item 2 Changes in Securities”).

In August 2000, one of the Company’s wholly-owned subsidiary, American International Petroleum Kazakhstan (“AIPK”), sold an aggregate of $450,000 worth of six month, non-recourse, 12% promissory notes (the “Notes”) to certain Officers and Directors of the Company and to an individual investor. Each investor was given a warrant to purchase one share of the Company’s Common Stock for each dollar invested, with an average exercise price of $0.43 per share (105% of the closing market price of the Common Stock on the date preceding the closing of each Note transaction). The proceeds were used by AIPK to initiate the reentry work, discussed below, at the Company’s Begesh oil well in Kazakhstan.

The Company met its minimum work and monetary obligations on its License 953 in Kazakhstan during 1999 and has recently negotiated a revision of the minimum work program with the Kazakhstan government. Due to recent interpretations of electric well logs from the Begesh #1 oil well, the Company has decided to re-enter the Begesh #1 to test a key upper Jurassic interval known to be productive in the general locale of the well. The reentry, which is estimated to begin in November 2000, is estimated to cost between $750,000 to $1 million and will satisfy the Company’s minimum work requirement at 953 for the year 2000. The reentry is being funded from proceeds from the Promissory Notes and the Equity Line. Two more wells are expected to be drilled at 953, at least one at the Begesh location, before the end of next year, which will complete the total minimum work required under the License. Because of the proximity of oil pipelines, rail lines, and highways to the Begesh location, if the reentry is successful, the Company could begin production and sale of oil shortly after the completion of the reentry work at Begesh.

The Company had originally planned to begin its Shagryly-Shomyshty gas field (“Shagryly” or “License 1551”) development in Kazakhstan in November 2000. However, because of the uncertainty of weather conditions in western Kazakhstan at that time of year, the Company believes it will be more prudent to begin drilling at Shagryly in the Spring of 2001. The initial phase of the development has been reestimated to cost approximately $3.8 million which includes preliminary engineering and the drilling of four wells, two vertical and two horizontal, and is expected to be funded from (i) the proceeds derived from the sale of a portion of Shagryly, (ii) financing to be provided by the purchaser (which financing is expected to also be provided to fund the Company’s remaining interest in the project subsequent to the sale) or (iii) by the Equity Line. The total development cost for the project is estimated at approximately $160 million to $180 million. The Company is also having discussions with other financing entities, suppliers and export credit agencies regarding project financing for the development of Shagryly. However, the Company’s strategy is to sell a minimum of 50% of Shagryly prior to commencing the main phase of development (see discussion below).

In October 2000, the Company signed a framework agreement with Zao Kaztransgaz, a Kazakhstan government company involved in the transportation and marketing of natural gas within Kazakhstan, whereby Kaztransgaz will purchase up to 200 million cubic feet of natural gas per day from the Company’s 100 percent owned License 1551 in western Kazakhstan, for an initial period of 15 years. The total revenue anticipated from the agreement is expected to approximate $1 billion over the life of the contract. The parties have agreed to appoint key representatives to a joint committee charged to prepare the definitive document for the sale and purchase of the Company’s gas at 1551, however there can be no assurance at this time, that such a document will be consummated.

The Company is also currently engaged in negotiations with Gazprom, the Russian gas transport company, for the transportation and sale of its anticipated Shagryly gas production, as well as third party gas which the Company may decide to purchase and sell. Alternatively, the Kazakhstan government is negotiating an agreement with Gazprom in connection with the export of Kazakhstan gas to western markets. The Kazakhstan government has informed the Company that it will furnish all necessary support to the Company to have access to these gas markets. Such access would allow the Company to market its gas directly to the western end-users, significantly enhancing the value of its gas reserves in Shagryly. The Company has also been having discussions with the drilling subsidiary of Gazprom and other drilling companies regarding a drilling contract to develop the Shagryly field.

Upon the completion and execution of either of these gas sales agreements, the Company expects to book a significant amount of proved gas reserves, which will create a borrowing base for project and other financing for the Company to utilize. The Company has also been verbally informed by a potential joint venture partner that, upon the execution of a gas sales contract for Shagryly, that company would purchase a portion of the Company’s working interest in Shagryly. However, the terms of such a sale have not been agreed to by the parties and there is no assurance such a sale would take place. The Company plans to utilize the proceeds from such a sale to pay off all of its outstanding debt and to supplement the Company’s various cash requirements.

The Company has entered into a processing agreement with a division of Sargeant Marine, Inc., Sargeant Bulktainers, Inc. (“SBI”), whereby AIRI will process SBI’s condensate or other crude oils at its Lake Charles, Louisiana refinery for a fee. Also, another Company subsidiary, Gulf Coast Petroleum Trading, Inc. (“GCPT”), entered into an agreement with SBI whereby SBI will finance GCPT’s purchase of SBI’s jet fuel, naphtha, kerosene, diesel oil, and vacuum gas oil. GCPT will then market these products throughout the country. A successful processing test was recently completed and normal processing is expected to commence.

As mentioned above, the Company also entered into a joint venture with SBI (the “Joint Venture”) to (1) service the Company’s existing asphalt supply obligations and (2) expand the Company’s asphalt business. The joint venture agreement provides for Sargeant to provide the feedstocks required, with the Company receiving reimbursement of its direct operating costs and 50% of the profits generated from the Joint Venture’s asphalt operations. As long as crude oil prices continue at current high levels, the joint venture plans to purchase wholesale asphalt to utilize as feedstock for blending and polymer enhancement. The Joint Venture’s strategy is to sell only higher-margin polymerized asphalt products, which asphalts are expected approximate 75-95% of its asphalt sales during 2000. The Joint Venture has been profitable since its inception in July this year, and the Company expects this trend to continue. As of November 12, 2000, the Joint Venture had a backlog of approximately $6 million.

The agreements with Sargeant are expected to provide aggregate revenues to the Company in excess of $150 million per year, which in turn should provide positive cash flow for the Company’s refining subsidiaries, and provide excess cash flow to support a significant amount of corporate overhead as well.

The proceeds from the Equity Line are being used primarily to supplement, as necessary, any proceeds that may be derived from the possible sale or farm-out of a portion of the Company’s oil and gas concessions in Kazakhstan. Such proceeds will be utilized to fund the development drilling in the Company’s License 1551 gas field and the reentry and drilling work at its License 953, and for general corporate uses. The Company plans to utilize any proceeds it may receive from the sale of a portion of its Kazakhstan concessions to repay its outstanding Bridge Notes and its outstanding convertible debt. If such a sale is not consummated by the due date of the Bridge Notes, the Company may be required to extend their due dates, to utilize funds available from the Equity Line, refinance the balances due, or obtain additional financing to make these payments.

PART II OTHER INFORMATION

Item 2. Changes in Securities

As mentioned above, in July 2000, the Company entered into the Equity Line whereby the Company may sell up to an aggregate of $10 million of convertible preferred stock (the “Preferred Shares”) in traunches of up to $1.25 million following the sooner of (i) the 20th trading day after the effective date of the related registration of the Equity Line or after a subsequent takedown of same, or (ii) conversion by GCA of the Preferred Shares issued in an immediately preceding takedown. The Preferred Shares are convertible into the Company’s common stock at 92% of the average of the three lowest volume weighted average sales prices for the 20 days immediately preceding the date of the related notice of conversion. Upon closing of the Equity Line, GCA was also awarded warrants to purchase at any time 200,000 shares of the Company’s common stock at $0.53 per share. The agent for the transaction, LBK Financial LLC, was paid a fee of (i) 5% of the proceeds received by the Company at each takedown and (ii) a warrant to purchase 75,000 shares of its Common Stock at an exercise price of 105% of the closing price of the Company’s common stock on the day preceding a drawdown. In the three months ended September 30, 2000, the Company drew down an aggregate of $1,250,000 from the Equity Line and issued 3,252,667 shares of its common stock to GCA pursuant to conversions of the Preferred Shares. The issuance and sale of the Preferred Shares and Warrants was exempt from the registration requirements of The Securities Act under Section 4(2) thereof and Rule 506 of Regulation D. The issuance of the shares of Common Stock upon conversion of the Preferred Shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

Also, during the three months ended September 30, 2000, the Company issued an aggregate of 2,811,701 shares of its Common Stock to the Halifax Fund pursuant to conversion of $927,000 of the outstanding principal balance of its 5% Secured Convertible Debentures (the “Debentures”) and in payment of related interest totaling $71,154. As of September 30, 2000, the outstanding principal balance of the Debentures was $5,769,135. The issuance of the shares of Common Stock upon conversion of the Debentures was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on July 11, 2000. The following Directors, constituting all of the Directors of the Company, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	Votes Cast
	For Election	Against Election	Withheld Authority/ Abstained
George N. Faris	95,739,269	74,327	2,277,539
Daniel Y. Kim	95,739,209	74,327	2,277,599
Donald G. Rynne	95,739,709	73,827	2,277,599
William R. Smart	95,738,409	75,127	2,277,599
John H. Kelly	95,781,709	31,827	2,277,599

At the annual meeting, the stockholders also approved the following proposals by the number of votes indicated below:
Ratification of the appointment of Hein + Associates LLP as independent accountants of the Company for the year 2000:

For	Against	Abstain	Broker Non-Votes
95,551,426	1,900,002	631,707	-0-

Ratification of the Company's 2000 Stock Options Plan:

For	Against	Abstain	Broker Non-Votes
18,617,788	6,328,350	646,820	-0-

Ratification of the Company's 2000 Stock Options Plan:

For	Against	Abstain	Broker Non-Votes
18,328,752	6,618,814	645,392	-0-

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

4.1	Form of Promissory Note

4.2	Form of Warrant issued in connection with Exhibit 4.1

b.	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 14, 2000

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By: /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
4.1	Form of Promissory Note
4.2	Form of Warrant issued in connection with Exhibit 4.1
27.1	Financial Data Schedule.