Form 10-K
period 2000-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2001-04-02
CIK 799119

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                   For the fiscal year ended December 31, 2000

                             Commission file number

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

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of March 14, 2001 was approximately $25,760,000 million (assuming solely for purposes of this calculation that all directors and officers of the Registrant are "affiliates").

The number of shares of Common Stock of the Registrant outstanding as of March 14, 2001 was 147,777,812.

                           Forward Looking Statements

Some of the information in this document may contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements can be identified by the use of forward-looking terminology such as may, "will," "expect," "believe," "intend," "anticipate," "estimate," "continue" or similar words. These statements discuss future expectations, estimate the happening of future events or our financial condition or state other "forward-looking" information. When considering such forward-looking statements, you should keep in mind the risks and uncertainties discussed under the captions "Risk Factors", "Management Discussion and Analysis of Financial Condition and Results of Operations - Liquidity", and "Business", which could cause our actual results to differ materially from those contained in any forward-looking statement.

                                     PART I

Item 1.  BUSINESS

General

We are a holding company that through our wholly owned subsidiaries:

     o Refine crude oil feedstocks to produce jet fuel, diesel, naphtha, gas oils and fuel oil.

     o Produce, process, and market conventional and technologically advanced polymerized asphalt, vacuum gas oil and other products at our refinery in Lake Charles, Louisiana utilizing low-cost, low-gravity, high sulfur crudes.

     o Engage in oil and gas exploration and development in western Kazakhstan, where we own a 70% working interest in a 4.7 million acre exploration block and a 100% working interest in a 264,000 acre gas field.

We also are seeking other domestic and international oil and gas projects.

We were organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. Our name was changed to American International Petroleum Corporation in 1982.

American International Refinery, Inc.

We own 100% of our American International Refinery Inc. subsidiary, which owns a 30,000 barrel per day refinery in Lake Charles, Louisiana it acquired in July 1988, 25 acres of vacant waterfront property adjacent to the refinery and another 45 acres of vacant land across the highway from the refinery. Most of the refinery's feedstock and refined products are handled through the refinery's barge dock at the river. The refinery is located on 30 acres of land bordering the Calcasieu River, which connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. The main unit of the refinery is the crude distillation tower, or crude unit, which is capable of producing light and heavy naphtha, kerosene for jet fuel, #2 diesel, vacuum gas oil and reduced crude oil sold as special #5 fuel oil. The crude unit also is suitable for adaptation to process sour crude oil. Total petroleum storage capacity at the refinery is 750,000 barrels, which includes 275,000 barrels of crude storage, 395,000 barrels of storage for finished product sales and 80,000 barrels of product rundown storage.

In 1989, we recommissioned and tested the operations of the refinery, which during that period processed up to 24,000 barrels of oil per day. Numerous modifications intended to achieve compliance with environmental regulations and to facilitate production of higher value products were then initiated. Most environmental compliance projects and a military specification jet fuel upgrade project at the refinery were completed in 1990.

In 1989, we also purchased a 16,500-barrel per day vacuum distillation unit that was dismantled and moved to the refinery. Construction of the vacuum distillation unit on the refinery site was completed in 1993. The vacuum distillation unit was idle until mid-1998 when the expansion of, and certain enhancements to, the crude unit, vacuum distillation unit, and other components of the refinery were completed to enable the refinery to produce conventional and polymerized asphalt, vacuum gas oil, diesel, and other products. We leased our crude unit to Gold Line Refining Ltd., an independent refiner, from 1990 to March 20, 1997 and terminated the lease in March 1997 as a result of default by Gold Line. Since the termination of the lease, our employees have staffed the refinery and all operations have been conducted under the direct control of our management.

In February 2001 we implemented a processing agreement with Sargeant Bulktainers Inc. to process various types of crude oil feedstocks through the Lake Charles refinery facilities for a fee. We also have an asphalt operation, which we operate in a joint venture with Sargeant.

Gulf Coast Petroleum Trading Inc.

We own 100% of our Gulf Coast Petroleum Trading Inc. subsidiary, which we formed in 2000 to purchase and market refined crude oil products throughout the U.S. In September 2000, we signed an agreement with Sargeant to purchase and market products derived from their processing agreement with our American International Petroleum subsidiary.

St. Marks Refinery

We own 100% of our St. Marks Refinery subsidiary, which owns a refinery in St. Marks, Florida that we acquired in November 1998 for 1,500,000 shares of our common stock. The refinery is located on the St. Marks River near Tallahassee, Florida and has an operating capacity of 20,000 barrels per day. We have utilized the refinery only as a distribution center for asphalt products, but did not conduct operations at the refinery in 1999 and 2000 due to the high cost of crude oil feedstock. However, our asphalt joint venture plans to reopen and utilize St. Marks in 2001 and beyond.

American International Marine, Inc.

We own 100% of our American International Marine, Inc. subsidiary, which was formed in July 1998 to acquire a 1,750-ton asphalt barge. The barge has a capacity of 27,000 barrels and has been used to transport asphalt between the Lake Charles refinery and the asphalt terminal at St. Marks and to transport refined products for third parties.

American International Petroleum Kazakhstan

We own 100% of our American International Petroleum Kazakhstan subsidiary, which owns a 100% working interest in a 264,000 acre gas concession in Kazakhstan called Shagryly-Shomyshty, also known as License 1551, and a 70% working interest in a 4.7 million acre exploration block in western Kazakhstan, known as License 953.

     License 1551

In February 1999, we were officially notified by the Kazakhstan government's State Investment Committee that we had won the tender for the Shagyrly-Shomyshty gas field in western Kazakhstan and entered into a license agreement with the Kazakhstan government for 100% ownership of the Shagyrly, a 30-year agreement with effect from August 31, 1999. Fifty-eight of the sixty-nine gas wells drilled by the Soviet Union in the 1960s to delineate the 264,000-acre gas field were tested and found to have commercial gas by the regional development authorities. In 1994, the field was declared to have commercial gas reserves by the Kazakhstan Ministry of Oil and Gas Industry, who recommended the field for development. Our drilling and production development plan involves developing and maintaining daily gas production at 200 to 250 million cubic feet per day from the most productive part of the field.

The development plan provides for the initial drilling of approximately 100 horizontal wells, each with a horizontal extension of 1500 feet. Analysis of wells tested to date indicates that individual horizontally drilled wells could achieve an average production rate exceeding 6 million cubic feet per day. The ultimate field development proposal involves use of modular, movable production process/compression centers designed to filter, dehydrate, compress, and deliver a total of up to approximately 250 million cubic feet of gas per day.

Ryder Scott Company, L.P., a Houston-based petroleum consulting firm, reviewed our horizontal drilling and reservoir development studies demonstrating significant recoverable gas reserves at Shagyrly and issued an opinion letter stating that they are in general agreement with the estimates and that the reserves were prepared in accordance with standard industry procedures. The studies included horizontal well recovery analyses for drainage of reservoir areas in the 640-1280 acre range, revised operational plans for horizontal drilling, and detailed analyses of prior gas well completions in the License 1551 area. A pilot development drilling program, originally scheduled for the second half of 2000, is tentatively scheduled for the summer of 2001 to verify the horizontal drilling application pending the consummation of a related gas sales contract. We hope to conclude a gas sales contract with Gazprom and/or other gas purchasers in the first half of 2001 for the sale of Shagyrly gas, as well as the sale or transport of other gas we may want to market, although there can be no assurances we will be successful in this endeavor. Upon execution of this contract and successful completion of the pilot program, we expect to have a significant amount of proved gas reserves.

Our strategy includes developing shallow gas reserves in Shagyrly, purchasing and transporting third party natural gas pursuant to our gas sales contracts, and diversified pursuit of field development opportunities in other selected countries and basins where perceived geological and political risks are acceptable.

     License 953

In May 1997, our American International Petroleum Kazakhstan subsidiary entered into an agreement with MED Shipping and Trading S.A., a Liberian corporation with offices in Frankfurt, Germany, to acquire 70% of the stock of MED Shipping Usturt Petroleum Ltd., a Kazakhstan corporation which owns 100% of the working interest in a Kazakhstan oil and gas concession called License 953. The concession is located approximately 125 kilometers from the Chevron Corporation's multi-billion-barrel Tengiz Oil field near the Caspian Sea in the North Usturt Basin.

The definitive agreement under which we explore and evaluate hydrocarbon reserves in the license area provides for the payment of a commercial bonus of 0.5% of reserve value, a subscription bonus of $975,000, and grants us the exclusive right to a production license upon commercial discovery. The term of the license is five years and may be extended for an additional 4 years. The five-year minimum work program required by the license, which was subsequently amended, called for us to acquire and process 3,000 kilometers of new seismic data, reprocess 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling. Initial production up to 650,000 barrels is exempt from royalty, which otherwise ranges between 6% and 26%, to be negotiated in conjunction with a production agreement with the government. Income tax has been set at 30% and social program payments at $200,000 annually during exploration.

The social program contribution required in the Kazakhstan Agreement is not specific as to any one program. This contribution concept is common to most contracts and the amount is determined at the time of negotiating the respective contracts on a case by case basis. We have completed the acquisition of 13,500 kilometers of new 2D seismic data and reprocessed about 1,200 kilometers of vintage 2D seismic data over the license area. We drilled one of the gas bearing Eocene structures in December 1998 and a second Eocene prospect in October 1999. Additional flow testing on the 1998 well was conducted in 1999, but only non-commercial rates of gas were measured. The 1999 well was evaluated using electric logging techniques and determined non-commercial.

At the time the concession was acquired, a preliminary evaluation indicated potential recoverable reserves from 12 structures of possible oil bearing Jurassic Age sandstones and 8 structures of gas bearing Eocene Age sandstones. As a result of further study of data acquired over the course of the last two years, and the drilling results stated above, the prior assessment of reserve potential of the evaluated structures was significantly reduced. However, we believe it continues to be a viable prospect because License 953 is known to contain other geological structures with unevaluated geological potential, we currently intend to have the required minimum work program completed in accordance with the contract.

In March 2001, we completed the re-entry and testing of the Begesh No. 1 oil well on License 953 in Kazakhstan and concluded that the well's upper Jurassic zones were not capable of producing economic quantities of crude oil. At this time, we believe we have sufficiently tested the Jurassic and Eocene structures present in License 953, which were the most likely candidates for recoverable oil reserves from reasonably shallow levels. After extensive testing and geological and geophysical research and study, we believe that any significant volumes of economically recoverable oil and gas will be found in the deep, untested, carboniferous structures, which are estimated to equate to approximately 40% of the total unevaluated acreage remaining on License 953.

The total costs recorded for License 953 equal $26.9 million, including identifiable seismic costs of approximately $6 million, which we believe has a market value which exceeds its cost. Since we have evaluated 60% of the License acreage without identifying any related proven oil and/or gas reserves, we believe it is appropriate to impair 60% of the non-seismic property costs, or $12,546,000, which impairment is reflected in our financial statements for the year ended December 31, 2000.

American International Petroleum Corporation Holding, Inc.

Our American International Petroleum Corporation Holding, Inc. subsidiary was formed in August 1998 to hold 25% of the outstanding shares of Zao Nafta, a Russian closed-stock company, which we received as a default payment in 1999. A "closed stock company" is a company which has its equity ownership measured in registered shares. The shares are not publicly traded or readily available for sale to another party without first offering other shareholders proportional participation in the purchase of the shares to be sold. In March 1998, we signed an agreement with Zao Nafta that granted us a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres. During the course of our due diligence investigation, we were unable to reach an agreement with the owner of Zao Nafta over who would control and manage development of the acquired fields. As a result, we informed the owner that we would not pursue the purchase and requested a refund of the $300,000 deposit called for in the option. When the owner did not pay the refund, we exercised our right under the option to demand 25% of the outstanding shares of Zao Nafta from the owner. The Zao Nafta shares may be sold or traded in private commercial transactions, as they are not listed or traded on any organized exchange. The shares have been delivered to us and we will hold them until a decision is made on how or if to proceed. We continue to consider various alternatives including the sale or barter of the Zao Nafta shares to acquire petroleum interests in the Samara region of Russia.

Recent Developments

In February, 2001, American International Refinery, Inc. ("AIRI"), implemented the processing of crude oil under its amended processing agreement with Sargeant Bulktainers Inc. ("SBI"). The amended agreement calls for AIRI to process a minimum of 300,000 barrels of crude oil per month at its Lake Charles, Louisiana refinery. The resultant naphtha, diesel and vacuum gas oil is being purchased and marketed by our wholly owned subsidiary, Gulf Coast Petroleum Trading and the asphalt is sold by SBI to AIRI's asphalt joint venture with Sargeant at lower than market prices. As of March 19, 2001, AIRI was processing up to approximately 14,000 barrels per day of oil per day through its atmospheric distillation unit and 13,000 barrels per day through its vacuum distillation unit.

The Company has been very successful with its asphalt joint venture with Sargeant. It expects to double the facility's output over last year to at least 70,000 tons of asphalt during 2001. As of March 17, 2001, we had a record backlog of almost $11 million with more job lettings (bid meetings) remaining during the asphalt season.

Competition

Refining and Asphalt

The extensive development of the United States Gulf Coast Offshore deep-water drilling program has created an abundance of natural gas liquids. Condensate is an ideal feedstock for our atmospheric distillation unit. It is transported by barge, thereby placing us in a competitive position with all refineries, including major integrated oil companies. Condensate, with very minor amounts of indigenous contaminates such as sulfur, produces finished products because downstream de-sulfurization is not required. The condensate refining and the asphalt refining facilities, the atmospheric distillation unit and vacuum distillation unit, respectively, are currently being split into two separate and distinct refining operations that will allow us to develop divergent profitable businesses. The resultant product line will include high and low sulfur naphtha, kerosene, diesel and gas oil. In addition, the refinery will produce finished jet fuel, pipeline grade #2 diesel fuel and multi-grades of finished polymer modified, performance grade asphalts.

During 1999 and continuing into 2000, most State Departments of Transportation converted to Strategic Highway Research Program performance grade asphalt specifications. As a result, the number of asphalt competitors continues to decline. In the past year, several major oil companies have announced mergers and formed joint operation spin-off companies in a move to consolidate resources, reduce redundant operation, and increase efficiency. This has resulted in a supply/demand shift that is favorable to our business. As a result of these consolidations, the number of major oil company asphalt refiner/suppliers has been reduced by almost 70% over the past three years.

Last year, Exxon made the strategic decision to withdraw from the Texas asphalt market based in Baytown (Houston), Texas. It has built a coker unit to convert asphalt to gasoline and heating oil. Exxon has been one of our major competitors in eastern Texas over the past several years. A major consolidation involving Marathon Petroleum and Ashland Oil during 1999 has created the largest downstream asphalt marketing company in the United States. Marathon Ashland Petroleum recently upgraded their Garyville, Louisiana asphalt rack at great expense and has subsequently become very competitive in eastern Louisiana and western Mississippi.

However, the geographic location of our refinery in Lake Charles, Louisiana gives us a distinct freight advantage over other asphalt suppliers in the area. Most of our competition in its planned asphalt manufacturing business will come from those refiners who do not have downstream processing options such as residual coking capacity. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from our refinery to the nearest competing truck rack asphalt-producing refinery is over 150 miles away. One major market currently under development by our American International Refinery, Inc. subsidiary is the greater East Texas asphalt area. We have transportation advantages over all competitors in the gulf coast area except one whose overall cost basis is higher than ours.

Oil and Gas

The oil and gas industry, including oil refining, is highly competitive. We are in competition with numerous major oil and gas companies and large independent companies for prospects, skilled labor, drilling contracts, equipment and product sales contracts. Many of these competitors have greater resources than do we. Revenues generated by our oil and gas operations and the carrying value of our oil and gas properties are highly dependent on the prices of oil and natural gas. The price that we receive for the oil or natural gas we may produce is dependent upon numerous factors beyond our control, the exact effect of which cannot be predicted. These factors include (i) the quantity and quality of the oil or gas produced, (ii) the overall supply of domestic and foreign oil or gas from currently producing and subsequently discovered fields, (iii) the extent of importation of foreign oil or gas, (iv) the marketing and competitive position of other fuels, including alternative fuels, as well as other sources of energy,
(v) the proximity, capacity and cost of oil or gas pipelines and other facilities for the transportation of oil or gas, (vi) the regulation of allowable production by governmental authorities, (vii) the regulations of the Federal Energy Regulatory Commission governing the transportation and marketing of oil and gas, and (viii) international political developments, including nationalization of oil wells and political unrest or upheaval. All of the aforementioned factors, coupled with our ability or inability to engage in effective marketing strategies, may affect the supply or demand for our oil, gas and other products and, thus, the price attainable for those products.

The Shagyrly development has the usual geological, mechanical and competitive risks associated with development of oil and gas reservoirs, and in addition, bears additional risk unique to its location in a former Soviet Union republic. The gas production from Shagyrly will have to be transferred to markets in Western Europe via Kaztransgaz and Gazprom pipelines. Therefore the project bears political risks of both Kazakhstan and Russia, as well as market risks as Europe enters a deregulated environment. Cost of transportation as well as cost of equipment and drilling and completion services, are subject to escalation if oil and gas development activities escalate.

Employees

As of December 31, 2000, we, together with our subsidiaries, employed 51 persons on a full-time basis, including 13 persons who are engaged in management, accounting and administrative functions for American International Petroleum Corporation and 33 who are employed by American International Refinery, Inc. on a full-time basis, including 14 persons who are engaged in management and administrative functions, and 5 persons who are employed by American International Petroleum Kazakhstan in management and administrative positions. Two persons are employed by St. Marks Refinery, Inc., none of which are in management and administration. We frequently engage the services of consultants who are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. We have no collective bargaining agreements and believe that relations with our employees are satisfactory.

Financial  Information  Relating to Foreign and Domestic  Operations  and Export
Sales

The table below sets forth, for each of the previous three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of our geographical areas, and the amount of our export sales.

Sales to unaffiliated customers:                                   2000                 1999                 1998
                                                                   ----                 ----                 ----
          United States                                        $  3,108,670         $  8,137,867         $ 11,394,009
          Kazakhstan                                                   --                   --                   --

     Sales or transfers between geographic areas:

          United States                                        $       --                   --                   --
          Kazakhstan                                                   --                   --                   --

     Operating profit or (loss):
          United States                                        $ (5,694,253)        $ (4,978,963)        $ (2,820,758)
          Kazakhstan                                                   --                   --                   --

     Identifiable assets:
          United States                                        $ 31,105,826         $ 33,877,437         $ 35,234,530
          Kazakhstan                                           $ 21,138,161         $ 32,162,385         $ 22,677,073

     Export sales:
            None

Insurance; Environmental Regulations

Our operations are subject to all risks normally incident to (i) the refining and manufacturing of petroleum products; and (ii) oil and gas exploratory and drilling activities, including, but not limited to, blowouts, extreme weather conditions, pollution and fires. Any of these occurrences could result in damage to or destruction of oil and gas wells, related equipment and production facilities and may otherwise inflict damage to persons and property. We maintain comprehensive and general liability coverage, as is customary in the oil and gas industry and coverage against customary risks, although no assurance can be given that such coverage will be sufficient to cover all risks, be adequate in amount, or that any damages suffered will not be governed by exclusionary clauses, thereby rendering such coverage incomplete or non-existent to protect our interest in specific property. We are not fully covered for damages incurred as a consequence of environmental mishaps. We believe it is presently in compliance with government regulations and follows safety procedures that meet or exceed industry standards.

Extensive national and/or local environmental laws and regulations in both the United States and Kazakhstan affect nearly all of our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. There can be no assurance that we will not incur substantial financial obligations in connection with environmental compliance.

We are occasionally subject to nonrecurring environmental costs. The annual cost incurred in connection with these assessments varies from year to year, depending upon our activities in that year. The costs of such environmental impact assessments were not material in 2000, and are not expected to be material in future years, however, there can be no assurance these costs will not be material. We are not aware of any other anticipated nonrecurring environmental costs.

Kazakhstan has comprehensive environmental laws and regulations and has adopted the environmental standards set out by the World Bank organizations. Enforcement is administered through the Kazakhstan Ministry of Environment and related local state agencies. Our operations require a comprehensive environmental permit for all drilling and exploration activities.

We have no currently outstanding or anticipated reclamation issues in the United State or abroad.

Marketing

After satisfactorily completing the qualification requirements and asphalt facility inspection in 1999, our American International Refinery, Inc. subsidiary received approval from the Louisiana Department of Transportation Materials Inspection Division to have its paving asphalt products placed on the Division's list of eligible suppliers. This enabled us to bid on state and federal highway projects in the State of Louisiana and provided an asphalt quality assurance endorsement for non-state and federal projects as well. We have maintained an aggressive posture in our efforts to secure asphalt sales agreements with Louisiana and Texas highway construction companies, both at highway bid lettings and through private conventional paving projects.

In July of 1999, our Lake Charles refinery received full accreditation certification for its asphalt quality control and testing program from the American Association of State Highway and Transportation officials. This was followed in November 1999, by the awarding of the Louisiana approved supplier certification by the Louisiana Department of Transportation and Development, for us to self-certify our own asphalt products.

The rapid escalation of crude oil prices, combined with a very slow reacting asphalt retail rack market across the country during 2000, created an unprofitable economic scenario for sales in 2000. As a result, we temporarily suspended operations at our St. Marks refinery to control overhead and manufacturing costs. We have mitigated this problem in the future by including escalation clauses in all of the new asphalt sales agreements, which allows the us to increase our contract sales price by 5% per quarter if feedstock prices increase to certain levels. We continually monitor the market conditions in the region and should general industry conditions change in future months, we will reconsider asphalt operations at St. Marks. In addition, we continue to investigate the possibility of establishing more truck rack retail locations outside the immediate area of its current facility.

These market opportunities have the potential to increase our expansion into new profitable retail sales outlets at greater netback margins than can be achieved in the wholesale barge markets. The Transportation and Equity Act for the 21st Century authorizes $173 billion over six years (1998-2003) for construction and maintenance of federal highways. The six-state Gulf Coast market where we sell our conventional and polymerized asphalt products has been allocated more than $32 billion in federal funding under this Act, a 61% increase over the previous highway spending program. This Act is expected to provide a significant increase in the overall demand for asphalt in our markets. In addition, matching state Department of Transportation highway funds could increase the total spending for highway construction by another 10% - 50%. We are committed to continue an aggressive, expanding, retail market growth program across the Gulf Coast and into other various profitable geographic areas.

R. E. Heidt Construction, Diamond B Construction, Davison Petroleum, and Gilchrist Construction accounted for 25%, 16%, 16% and 13% of our sales during 2000, respectively, and James Corporation, Davison Petroleum, R. E. Heidt Construction and O.S. Johnson accounted for 16%, 15%, 13% and 10% of our sales during 1999, respectively.

Oil and Gas

We have had no oil and gas sales since we sold our South American assets in February 1997. Prior to the sale, we had an agreement with Carbopetrol S.A. to sell all of its crude oil produced in Colombia. Payments were made in Colombian Pesos adjusted for expected exchange fluctuation. Prices were based on the price of local fuel oil and had an average price, net of transportation costs, of approximately $11.81 per barrel of oil in 1997. In Peru, our contract with PetroPeru provided for a flexible royalty rate based on the amount of production and world basket price for this contract area providing a net sales price to us of approximately 65% of the world basket price for the field, which, based on an average gross price of $16.53 per barrel of oil in 1997, which provided a net price to us of approximately $10.75 per barrel of oil. Sales of our crude oil to Carbopetrol S.A. in Colombia accounted for 29% of our 1997 revenues. Sales to Ecopetrol accounted for approximately 11% of our 1997 revenues.

We are currently engaged in negotiations and discussions with Gazprom, the Russian gas transport company, and with other potential purchasers and transporters, respectively, for the transportation and/or purchase of our anticipated Shagryly gas production and other gas we may have available for sale. We anticipate that a U.S. Dollar or Eurodollar backed contract will be concluded during the first half of 2001, although this is not a certainty at this time.

Sources and Availability of Raw Materials

In July 2000, we formed a joint venture with Sargeant Bulktainers Inc., a division of Sargeant Marine Inc., which owns and operates one of the largest fleet of asphalt ships in the world today. Their role in the joint venture is to provide it with asphaltic crude oil feedstocks and bulk asphalt supply. Our role in the joint venture is to provide asphalt storage, blending and retail rack facilities, and marketing services to the joint venture. Sargeant has term contracts to ship asphalt products for Pemex (Mexico) and P.D.V.S.A. (Venezuela). Sargeant processes asphaltic crude oil in various locations in the U.S. gulf coast, including our Lake Charles refinery, and transports and trades asphalt around the world. Sargeant also has crude oil purchase agreements with Pemex to supply it with heavy crude oil feedstocks for processing through our refinery, which will produce the asphalts necessary to service the joint venture's current backlog of asphalt orders and its future requirements as well.

Our Lake Charles refinery requires sour asphaltic crudes as a feedstock for its vacuum distillation unit to produce performance grade asphalts, which are generally in available supply within the western hemisphere. Primary sources of feedstock include Mexico, Venezuela, Colombia, Ecuador, Canada, and the
wholesale asphalt markets in the U.S. Crude oil feedstocks for roofing asphalt can be obtained from Saudi Arabia, Oman, U.S. Gulf offshore, Texas and Louisiana sweet lights. Many crudes can be blended into the primary base crudes. However, it is most likely that we will process crude oils for third parties and, consequently, will not need to provide our own raw materials for processing.

Item 2.  PROPERTIES

Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which we owned a working interest on December 31, 2000 and net acreage represents the sum of the fractional working interests we owned in such acreage.

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

The table below indicates our gross and net oil and gas wells as of December 31, 2000. Gross wells represents the total wells in which we owned a working interest, and net wells represents the sum of the fractional working interests we own in such wells.

                                                                   Productive Wells
                        -----------------------------------------------------------------------------------------------------

                                    Total                                Oil                                  Gas
                                    -----                                ---                                  ---
                         Gross                 Net            Gross                Net             Gross               Net

     Kazakhstan             --                  --               --                 --                --                --


Oil and Gas Production

We have had no oil and gas production or oil and gas sales since February 1997 when we sold our South American subsidiaries.

Reserves

We have had no proved reserves and future net revenues from oil and gas interests we owned since February 1997, when we sold these assets. Consequently, we have not filed any reports of estimated total proved net oil or gas reserves since the beginning of our last fiscal year.

Drilling Activity

We sold all of our oil and gas producing properties in February 1997 and have not yet implemented production operations in Kazakhstan. The following table sets forth the gross and net exploratory and development wells that were completed, capped or abandoned in which we participated during the years indicated.

                                  2000              1999              1998
                            Gross      Net    Gross      Net    Gross      Net

Exploratory Wells:
  Kazakhstan
      Oil                       1       .7       --       --       --       --
      Gas                      --       --       --       --       --       --
      Dry                      --       --        2      1.4       --       --
                          -------  -------  -------  -------  -------  -------
            Total               1       .7        2      1.4       --       --
Development Wells:
     Kazakhstan                --       --       --       --       --       --
     South America             --       --       --       --       --       --
                          -------  -------  -------  -------  -------  -------
            Total              --       --       --       --       --       --
                          -------  -------  -------  -------  -------  -------
Total                           1       .7        2      1.4       --       --
                          =======  =======  =======  =======  =======  =======

Facilities

We have leased approximately 10,500 square feet of office space in Houston, Texas at a monthly rental of $17,929, which lease expires on December 12, 2003. This space comprises our principal executive office. We also have a lease for approximately 4,800 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. The space was leased for a period of seven years at a monthly rental rate of $19,600 and expires on December 31, 2005. Two-thirds of this space is sublet for $152,472 per year through the end of our lease in New York.

In addition, we own 100 acres of land in Lake Charles, Louisiana where our refinery is located. In addition to the structures and equipment comprising our refining facility, our refinery assets include an approximately a 4,400 square foot office building, a new 2,200 square foot asphalt plant office, a laboratory, and two metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 4,300 square feet. We also own approximately 68 acres of vacant land adjacent to the St. Marks Refinery in Florida.

Item 3.  LEGAL PROCEEDINGS

In 1998, Neste Trifinery filed suit in a Harris County District Court against us and our wholly owned subsidiary, American International Refinery, Inc. (Neste Trifinery v. American International Refinery, Inc., et al, Case No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas). Neste has asserted claims for recovery of compensatory and punitive damages based on the following theories of recovery; (1) breach of contract, (2) disclosure of confidential information; and (3) tortuous interference with existing contractual relations. Generally, Neste has alleged that in connection with the due diligence we conducted of the business of Neste, we had access to confidential or trade secret information and that we have exploited that information, in breach of an executed confidentiality agreement, to the detriment of Neste. Neste seeks the recovery of $20,000,000 in compensatory damages and an undisclosed sum in connection with its claim for the recovery of punitive damages.

In addition to seeking the recovery of compensatory and punitive damages, Neste sought injunctive relief. Specifically, Neste sought to enjoin us from: (1) offering employment positions to the key employees of Neste; (2) contacting the suppliers, joint venture partners and customers of Neste in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Neste and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Neste. We have asserted to a general denial to the allegations asserted by Neste. We also moved the district court to refer the matter to arbitration, as provided for in the confidentiality agreement, and to stay the pending litigation. On March 27, 1999, the district court referred the matter to arbitration, as requested by us, and stayed litigation. At present, the dispute existing between us and Neste in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes. The parties have identified two arbitrators and the third is in the process of being chosen. We are vigorously defending this matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol "AIPN". Prior to November 7, 2000, our common stock was included in the Nasdaq National Market. Our common stock was delisted from Nasdaq for failure to maintain a bid price of $1.00 per share as required under Nasdaq's rules for continued listing. The following table sets forth, for the periods indicated, the range of high and low sale prices of the common stock as reported by Bloomberg LLP.

                                                 Common Stock
                                          High Price      Low Price

1999     First Quarter                         $1.50        $0.5625
         Second Quarter                        1.375        0.71875
         Third Quarter                       1.34375        0.65625
         Fourth Quarter                      1.25625          0.375

2000     First Quarter                        $2.063       $   .500
         Second Quarter                        1.000           .500
         Third Quarter                          .656           .406
         Fourth Quarter                         .500           .100

At  January  31,  2001,  our  common  stock  was  owned by  approximately  1,750 shareholders of record and we estimate there were approximately 32,500 beneficial owners of our common stock. During the fourth quarter of 2000, we issued 18,251,199 shares of our common stock upon conversion of our Series A Convertible Preferred Stock. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

Dividend Policy

We have never paid cash dividends on our common stock, and do not contemplate paying any cash dividends in the foreseeable future. Our Board of Directors intends to retain earnings to finance the operations and development of our business.

Item 6.  SELECTED FINANCIAL INFORMATION

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2000, which were derived from our audited consolidated financial statements. Our consolidated balance sheets as of December 31, 2000 and 1999 and our consolidated statements of operations for the years ended December 31, 2000, 1999 and 1998 and the accountants' report thereon are included in this report under the heading "Consolidated Financial Statements". Historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data presented below is qualified in its entirety by, and should be read together with, our consolidated financial statements and related notes included in this report under the heading "Consolidated Financial Statements".

                                                                                        (000's)
                                                                                      December 31
                                                  ----------------------------------------------------------------------------------
                                                          2000            1999            1998            1997            1996
                                                          ----            ----            ----            ----            ----
     Statement of operations data
        Revenues                                      $  3,274        $  8,352        $ 11,855        $    828        $  4,003
        Net loss (1)(2)                                (25,428)        (14,918)         (9,103)        (17,954)         (4,652)
        Net loss per share -
          basic and diluted                              (0.23)          (0.20)          (0.17)          (0.43)          (0.16)

(1)  Net loss included a provision for the  impairment of carrying  costs of oil
     and  gas  properties  of  $12,546,000   and  $200,000  in  2000  and  1996,
     respectively.

(2)  Net loss in 2000 reflects imputed dividend on preferred stock of $543,000.

                                                                                        (000's)
                                                                                      December 31
                                                  ----------------------------------------------------------------------------------
                                                       2000               1999            1998            1997            1996
                                                       ----               ----            ----            ----            ----
     Balance sheet data
        Working capital (deficit)                 $ ( 8,222)         $ ( 5,005)      $ ( 4,596)      $   ( 694)      $ ( 9,823)
        Total assets                                 54,998             69,658          60,861          41,840          34,492
        Total current liabilities                    10,073 (1)          8,904           7,914           9,335          13,165
        Long-term debt                                5,565             11,985           6,111             -0-           6,767
        Accumulated deficit                        (128,806)          (103,379)        (84,461)        (79,358)        (61,404)
        Stockholder's equity                         37,868             48,464          46,530          32,504          21,328
        Cash dividends declared                         -0-                -0-             -0-             -0-             -0-

- ----------
(1) Includes $5.8 million under bridge notes payable to GCA Strategic Investment Fund Limited payable on April 28, 2001

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

We have two major segments of business - refining and oil and gas exploration and development. We have had no oil and gas production operations since the first quarter of 1997 when we sold our South American wholly-owned oil and gas subsidiaries. Since this sale, our oil and gas activities have been limited to geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and market analysis and negotiation in Kazakhstan where we have two gas and oil concessions. We have yet to implement oil and/or gas production operations in Kazakhstan.

In July 2000 we entered into a joint venture agreement with Sargeant Bulktainers Inc. under which Sargeant agreed to provide and finance certain wholesale asphalt feedstocks to our Lake Charles refinery's asphalt division for processing, blending and the marketing of the these feedstocks. In September 2000 we entered into a processing agreement with Sargeant to process certain crude oils through the refinery for a fee. For the year ended December 31, 2000, our refining segment had sales of $3,109,000 excluding our joint venture operations, and costs of goods sold and operating expenses of $4,243,000 and the oil and gas segment had an impairment of oil and gas properties of $12,546,000. Interest income and other corporate revenues totaled $165,000 with general corporate expense, interest expense and depreciation, depletion and amortization being $6,777,000, $3,290,000, and $1,845,000, respectively. Our identifiable assets at December 31, 2000 total $31,106,000 of operating assets in the United States, $21,138,000 in Kazakhstan, and $2,754,00 of corporate assets.

The following table highlights the results of operations for the years ended December 31, 2000, 1999 and 1998.

                                                  Years Ended December 31,
                                                  ------------------------
                                                  2000      1999      1998
                                                  ----      ----      ----
     Refinery Processing Operations:
         Refinery product revenues (000's       $ 3,109   $ 8,138   $11,394
         Product Costs (000's)                  $ 2,319   $ 5,944   $ 8,194
         Operating Costs (000's)                $ 1,924   $ 2,727   $ 3,087
     ------------------------------------

Refinery Operations

Year Ended December 31, 2000 compared to the Year Ended December 30, 1999

During 2000, the refinery had asphalt revenues of $2,586,000, exclusive of any joint venture revenues, compared to revenues of approximately $7,621,000 during 1999. Costs of sales related to these revenues were approximately $3,000,000 and $8,486,000, respectively. The decrease in refinery asphalt revenues is due to our accounting for the joint venture on the equity method Joint venture asphalt revenues were approximately $3,972,000 with related costs of $3,857,000. The joint venture provided us with the financing and reliable source of feedstocks to fulfill our backlog contractual obligations with a reasonably priced product. During the first two quarters of 2000 we had been fulfilling certain of our 1999 asphalt contracts, with asphalt inventory that had been purchased at higher 2000 asphalt spot market prices than what asphalt market prices had been at the time the contracts were entered into. As a result, we were committed to selling low-priced conventional asphalt at a loss or at break-even throughout most of 1999 and early 2000. With the joint venture partner supplying asphalt through its long term contracts we have been able to supply these 1999 contracts with lower cost asphalt and mitigate some of the effects of the market variances. The current backlog of asphalt contracts that we and the joint venture hold approximates 51,000 tons, or approximately $10,900,000 in revenues to the joint venture. We have also mitigated some of the effects of the market variances by use of escalation provisions in our asphalt sales contracts, which enable us to increase our contracted sales price by 5% per quarter if our feedstock prices rise to certain levels.

The refinery had only $21,000 of light end sales in 2000 compared to approximately $513,000 in 1999. Except for a 50,000 barrel test run in November related to our processing agreement with Sargeant, the refinery did not process any crude oil in 2000 due to the shortage of crude oil and our capital constraints during the year. As result of the processing agreement entered into with Sargeant, the refinery processed a test batch of product for Sargeant and recorded revenues of $149,500 related to the processing. Initial processing was to commence in November but was delayed by Sargeant in procuring its feedstock until February of 2001 at which time the refinery began processing at initial rates of 10,500 to 12,000 barrels per day.

We have not operated our terminal in St. Marks Florida since 1998, but incurred approximately $65,000 of maintenance and security costs during the year 2000 compared to $96,000 in 1999. Due to the increased costs and the subsequent decrease in supply of product brought on by the increase in world oil prices, we determined that it would be more economically feasible to direct our sales efforts and strategy to the high demand, high quality and high margin asphalt in the Louisiana and Texas markets rather than shipping lower margin conventional asphalt for sale into the St. Marks, Florida market.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998

During 1999, we generated revenues of approximately $7,621,000 in asphalt sales from our Lake Charles facility and approximately $513,000 from sales of certain light-end and other products, compared to approximately $5,965,000 and $3,357,000, respectively, generated in 1998. Although our asphalt volumes were up only approximately 10% over 1998, revenues were up approximately 28%, primarily due to a greater demand for the higher priced, higher grades of polymer asphalt. However, polymerized asphalts only accounted for approximately 60% of our asphalt sales volumes in 1999. Most of our sales backlog was incurred late in 1998 and in early 1999 when crude oil and asphalt sales prices were much lower. As a result, we were committed to selling low-priced conventional asphalts at a loss or at break-even throughout most of 1999 and early 2000.

In 1999 we implemented the use of escalation provisions in our asphalt sales contracts, which enable us to increase our contracted sales price by 5% per quarter if our feedstock prices rise to certain levels. This mitigates the problem we incurred in 1999 by committing to long-term supply contracts at fixed prices. Our sales prices on our retail asphalt ranged from approximately $78 to $162 a ton. Due to the significant increases in world oil prices that occurred throughout 1999, it was not economically feasible for us to purchase and process crude oil through our crude unit to manufacture asphalt as we had done in 1998. As a result, light-ends and other products provided though this process were significantly decreased in 1999 and were the primary reason for the decrease in light-end and other product sales in 1999 compared to 1998.

We purchased general grade asphalt on the spot market to blend and supply various grades of asphalt to our Louisiana and Texas customers. Operating and inventory costs attributed to the related revenues for 1999 were approximately $8,486,000, compared to approximately $9,500,000 of operating and inventory costs in 1998. The relatively high operating and inventory costs during 1999 were partially attributable to the increase in the world oil prices and the non-availability of certain types of crude oil during the year, the related increase in asphalt feed stock prices that we had to incur for our asphalt, and to an increase in operating costs to maintain the refinery during this period. Even though we have not operated the crude unit since January of 1999, we had to maintain the unit in a state of readiness and thus incurred additional operating overhead costs attributed to maintaining the unit.

We did not operate our terminal in St. Marks Florida during 1999, but incurred approximately $96,000 of maintenance and security costs during the year. We had revenues of approximately $2,000,000 with related costs of approximately $1,800,000 in 1998. Due to the increased costs and the subsequent decrease in supply of product brought on by the increase in world oil prices, we determined that it would be more economically feasible to direct our sales efforts and strategy to the high demand, high quality and high margin asphalt in the Louisiana and Texas markets rather than shipping lower margin conventional asphalt for sale into the St. Marks, Florida market.

Oil and Gas Production Activity

We have had no oil and gas production activity since February 1997.

The oil and gas production revenues reflected in 1997 are the results of operations for Colombia and Peru through February 25, 1997, the date of the sale of our Colombia and Peru subsidiaries.

Other Income

Year Ended December 31, 2000 compared to the Year Ended December 30, 1999

Other income decreased in 2000 by approximately $49,000 compared to 1999. The decrease is a result of less interest income derived from fewer funds on deposit during 2000 compared to 1999. During 2000 we entered into a partial sub-lease of space at our New York office and recognized rental income of $114,000 during the year which we did not have in 1999. The sub-lease is a result of our continued efforts to reduce its general and administrative costs during the year 2000. A decrease in 2000 of approximately $56,000 is attributable to a recognition of a forgiveness of debt recorded in 1999 and none for 2000.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998.

Other income decreased during 1999 by approximately $246,000 to $215,000 compared to 1998, primarily from a $251,000 decrease in interest income due to a decrease in funds on deposit in 1999 compared to those on deposit in 1998.

General and Administrative

Year Ended December 31, 2000 compared to the Year Ended December 30, 1999

Total general and administrative expenses increased by approximately $409,000 or 6%, in 2000 compared to 1999. The Company has made a significant effort to decrease our general and administrative expenses. Payroll and certain other employee related expenses during 2000 have been reduced by $129,000 compared to 1999. Public relations costs, dues and subscriptions, sales commissions were reduced, compared to 1999, by $234,000, $21,000, and $102,000, respectively. Certain expenses have increased during 2000 compared to 1999 because of our increased activities, such as travel expenses, and professional fees, having increased $139,000 and $26,000, respectively. Certain other costs, which we have limited control over have increased, such as corporate franchise and property taxes, having increased $346,000 over the same costs in 1999.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998

Total general and administrative expenses increased by approximately $693,000, or 12%, in 1999 compared to 1998. The acquisition of the St. Marks refinery at the end of 1998 accounted for an increase of approximately $180,000 of general and administrative expenses related to payroll and insurance costs. Other payroll and employee related costs increased approximately $285,000. Insurance cost increased approximately $183,000 in 1999 compared to 1998 due to additional coverage on new additions to the Lake Charles refinery at the end of 1998. Rents increased approximately $281,000 in 1999 compared to 1998. We have entered into a agreement to sublease out part of our available office space which was effective during the second quarter 2000, which effectively reduces our current rent expense by approximately $161,000 a year.

Depreciation, Depletion, Amortization and Provision for Impairment

Year Ended December 31, 2000 compared to the Year Ended December 30, 1999

Depreciation, depletion, amortization and provision for impairment increased approximately $12,661,000 in 2000 compared to the same period in 1999. Depreciation in 2000 reflects the increased depreciation of our $18.6 million dollar asphalt and related equipment construction project at the Lake Charles refinery that commenced in 1996 and was completed in December of 1998. This new addition doubled the carrying value of the Lake Charles refinery and accounted for the 100% increase in these expenditures. An impairment provision of $12,546,000 was recognized on our Kazakhstan oil and gas properties held on License # 953. We evaluated the costs recorded on this License and calculated that approximately 60% of the costs of the project had been impaired.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998

Depreciation,  depletion,  amortization  and provision for impairment  increased
approximately   $918,000   in  1999   compared  to  the  same  period  in  1998.
Depreciation, depletion, amortization and provision for impairment in 1999 reflects the increased depreciation of our $18.6 million dollar asphalt and related equipment construction project at the Lake Charles refinery that commenced in 1996 and was completed in December of 1998. This new addition doubled the carrying value of the Lake Charles refinery and accounted for the 100% increase in this expense. In addition, we commenced depreciating the St Marks facility and our marine equipment during the first quarter of 1999.

Interest

Imputed interest of approximately $705,000 and $3,044,000 was incurred in the years ended December 31, 2000 and 1999 and relates to the presumed incremental yield the investor may derive from the discounted conversion rate of debt instruments issued by us during these years. Management believes that the related amount of interest recorded by us is not necessarily the true cost to us of the instruments we issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock's quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, which in some cases was as long as six months, large block factors, lack of a sufficiently active market into which the stock can be quickly sold, and time value). However, generally accepted accounting principles require that the "intrinsic value" of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock's quoted market price at the date of issuance, regardless if such yield is assured.

We expense and also capitalize certain other costs associated with the offering and sale of debentures. Capitalized costs are amortized as interest expense over the life of the related debt instrument. These costs include the accounting for common stock warrants issued with and related to certain convertible debentures, commissions paid, and certain legal expenses

Year Ended December 31, 2000 compared to the Year Ended December 30, 1999

Interest expense for 2000 decreased by $3,211,000 to $3,290,000, compared to $6,501,000 in 1999. During 2000 we incurred approximately $1,872,000 of interest on debentures and short-term and trade notes outstanding during 2000. We incurred $705,000 of non-cash imputed interest, and approximately $713,000 of non-cash interest, both related to warrants and stock issued in connection with debentures.

Year Ended December 31, 1999 compared to the Year Ended December 31, 1998

Interest expense for 1999 was $6,500,579, net of capitalized interest of $547,786, compared to interest expense of $1,912,949, net of capitalized interest of $7,055,340 in 1998. During 1999 we incurred approximately $1,898,000 of interest on debentures and short-term notes outstanding and expensed non-cash imputed interest, as discussed above, of approximately $2,882,000. We also incurred interest on trade notes of approximately $638,000 and approximately $1,619,000 of non-cash interest related to warrants issued in connection with those agreements.

Realized and Unrealized Loss on Marketable Securities

We neither held nor sold any marketable securities during 2000 or 1999.

As partial proceeds from the sale of our South American assets in February 1997, we received approximately 4.4 million shares of Mercantile International Petroleum common stock valued at $2.00 per share. However, during 1997 and 1998, the market value of Mercantile's shares declined significantly. During 1998 we sold all of our remaining Mercantile shares for proceeds of approximately $377,000 and recorded an aggregate net realized loss of approximately $359,000.

Liquidity and Capital Resources

During the year ended December 31, 2000, we used a net amount of approximately $8,072,000 for operations, which reflects approximately $16,368,000 in non-cash provisions, including impairment of oil and gas properties in Kazakhstan of $12,546,000, accretion of discount on debt of $1,856,000, issuance of stock in lieu of cash payments of $143,000 and depreciation and amortization of $1,845,000. Approximately $567,000 was provided during the period to decrease product and feedstock inventory and $258,872 was used to decrease accounts payable and accrued liabilities and current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties and Refinery property equipment of $2,629,000. Cash for operations was provided, in part, by proceeds from the sale of preferred stock of $5,926,000, the exercise of stock options and warrants of $191,000, short-term debt and bridge notes of an aggregate of $3,402,000, from notes issued to our officers and directors of $350,000, and cash used to decrease notes payable of approximately $796,000.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,888,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary's net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary's net income until the debt is retired. The unpaid portion of the debt is convertible into Mercantile common stock at the option of the Company, at any time at $1.50 per share.

Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants is $1.00 per share during 2001 and $1.50 during 2002.

Since December 1999, we have sold an aggregate of $7.35 million principal amount of bridge notes to GCA Strategic Investment Fund Limited. As of December 31, 2000, we had repaid $1.56 million of the bridge notes, leaving an outstanding principal balance of approximately $5.8 million due and payable on April 28, 2001. In July 2000, we entered into a $10 million convertible preferred equity line of credit with GCA which we have the right to increase by $8,000,000.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes to certain of our officers and directors and to an individual investor. Each investor was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the reentry work at our Begesh oil well in Kazakhstan.

In the fourth quarter of 2000, we initiated the reentry of the Begesh #1 oil well on License 953 in Kazakhstan, which was drilled by the Russians in the 1960's, to test a key upper Jurassic interval known to be productive in the general locale of the well. The reentry, which was started in November 2000, cost approximately $1 million and was funded from proceeds from the promissory notes and the GCA equity line. Although the reentry was completed in 2001, it satisfied our minimum work requirement at License 953 for the year 2000. During our initial testing, no economical quantities of recoverable oil was discovered at the Begesh, however we are discussing with our partners the possibility of testing deeper zones at the Begesh later in 2001. We have satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000 and are planning to negotiate a two-year extension of the exploration contract and the remaining $4 million minimum work program with the Kazakhstan government.

We had originally planned to begin our Shagyrly-Shomyshty gas field development in Kazakhstan in November 2000. However, because of the uncertainty of weather conditions in western Kazakhstan at that time of year, we believed it was more prudent to delay drilling at Shagyrly until 2001. The initial phase of the development has been reestimated to cost approximately $3.8 million and is expected to be funded from (i) the proceeds derived from the sale of a portion of Shagryly, (ii) financing to be provided by the purchaser (which financing is expected to also be provided to fund our remaining interest in the project subsequent to the sale) or (iii) by the GCA equity line. The total development cost for the project is estimated at approximately $160 million to $180 million. We are also having discussions with other financing entities, suppliers and export credit agencies regarding project financing for the development of Shagryly. However, our strategy is to sell a minimum of 50% of Shagryly prior to commencing the main phase of development.

In October 2000, we signed a framework agreement with Zao Kaztransgaz, a Kazakhstan government company involved in the transportation and marketing of natural gas within Kazakhstan, whereby Kaztransgaz will purchase up to 200 million cubic feet of natural gas per day from our 100 percent owned License 1551 in western Kazakhstan, for an initial period of 15 years. The parties have agreed to appoint key representatives to a joint committee charged to prepare the definitive document for the sale and purchase of our gas at 1551.

We are also currently engaged in negotiations with Gazprom, the Russian gas transport company and with other potential purchasers and transporters, for the transportation and sale of our anticipated Shagryly gas production, as well as third party gas which we may decide to purchase and sell. Upon the signing of a gas sales agreement and completion of a successful pilot drilling program, we believe the related gas reserves would then be classified as "proved". This would result in a significant increase in our market value and provide us with a borrowing base for conventional, non-convertible financing, mitigating or negating the need for future draw downs on the GCA equity line.

Alternatively, the Kazakhstan government is negotiating an agreement with Gazprom in connection with the export of Kazakhstan gas to western markets. The Kazakhstan government has informed us that it will furnish all necessary support to us to have access to these gas markets. Such access would allow us to market its gas directly to the western end-users, significantly enhancing the value of its gas reserves in Shagryly. We have also been having discussions with the drilling subsidiary of Gazprom and other drilling companies regarding a drilling contract to develop the Shagryly field.

In  February  2001,  we  implemented  the  processing  agreement  with  Sargeant
Bulktainers, Inc., to process Sargeant's crude oils at our Lake Charles, Louisiana refinery for a fee. Our Gulf Coast Petroleum Trading, Inc., subsidiary also has entered into an agreement to purchase the resultant jet fuel, naphtha, kerosene, diesel oil, and vacuum gas oil from Sargeant. We will then market these products throughout the country.

We also entered into a joint venture with Sargeant to service our existing asphalt supply obligations and expand our asphalt business. The joint venture agreement provides for Sargeant to provide and finance the feedstocks required. We will receive 50% of the profits generated from the joint venture's asphalt operations and Sargeant will reimburse us for all of our direct operating costs. The joint venture plans to purchase asphaltic by-products produced from the processing agreement, mentioned above, or purchase wholesale asphalt to utilize as feedstock for blending and polymer enhancement. The joint venture's strategy is to sell primarily higher-margin polymerized asphalt products, which asphalts are expected to approximate 75-95% of its asphalt sales during 2001. Other than providing the direct operating labor and other direct expenditures, for which we are reimbursed, we do not anticipate any material capital requirements for the joint venture asphalt operations in 2001. The joint venture has been profitable since its inception in July 2000. As of December 31, 2000, the joint venture had a backlog of approximately $6 million.

On July 17, 2000, we entered into a securities purchase agreement with GCA for the sale of $10,000,000 of our series A convertible preferred stock. As of January 31, 2000, we had sold a total of 6,250 shares of our series A convertible preferred stock to GCA under the securities purchase agreement for a total purchase price of $6,250,000. As of January 31, 2001 GCA had converted 5,353.7 shares of series A convertible preferred stock into 24,963,624 shares of common stock. GCA has sold all of those shares of common stock.

Under the terms of the purchase agreement, we may sell 10,000 shares of series A convertible preferred stock to GCA until August 21, 2002 for a total purchase price of $10,000,000. The purchase price of a share of series A convertible preferred stock under the purchase agreement is $1,000. We must give GCA at least 20 business days prior written notice of our intention to sell shares of series A convertible preferred stock under the purchase agreement. The maximum amount of series A convertible preferred stock that we may sell to GCA on any date is $1,250,000, or 1,250 shares. The minimum amount of series A convertible preferred stock that we may sell to GCA on any date is equal to 2.5% of the weighted average trading volume of our common stock for the number of trading days elapsed since the last sale of shares of series A convertible preferred stock under the purchase agreement times the weighted average sales price of our common stock for that period. We have the right, upon written notice to GCA not later than June 22, 2001 to sell an additional 8,000 shares of series A convertible preferred shares for $8,000,000 prior to August 21, 2002.

The proceeds from the equity line have been used primarily to supplement cash flows provided by the refining and asphalt operations. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the reentry and drilling work at our License 953, and for general corporate uses. We plan to utilize any proceeds we may receive from the sale of a portion of our Kazakhstan concessions to repay our outstanding bridge notes and our outstanding convertible debt. If such a sale is not consummated by the due date of the bridge notes and we are unable to negotiate a further extension of their maturity dates or refinance the notes, we will utilize funds available under the GCA equity line to pay a portion of the notes, and seek additional financing to pay the balance. If we are unable to obtain additional financing on terms acceptable to us, we may have to sell assets to pay the balance of the notes.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. We do not employ risk management strategies, such as derivatives or various interest rate and currency swaps, to mitigate these risks.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our international operations which use a foreign currency as their functional currency and are translated to U.S. dollars. We have not experienced any significant gains or losses from such events.

Interest Rate Risk

We are exposed to interest rate risk from our various financing activities. The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which are fixed rate debt obligations. The fair value of financial instruments closely approximates the carrying values of the instruments.

                                                       Total
                                                       Recorded         Fair
                    2001             2004              Amount           Value
                    ----             ----              ------           -----

Debt:          $6,725,000         $5,769,135         $12,494,135     $12,494,135
                    11.3%              27.5%

A 10% increase in interest rates would decrease our cash flow by approximately $1,249,000 and would decrease the fair value of our debt instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III.

Item 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information concerning the Company's executive officers and directors.

                                                                                               Year First
    Name                       Age           Position(s)                                Became a Director or Officer
- ---------------                ---           -----------                                ------------------------------

George N. Faris                60            Chairman of the Board and                           1981
                                                Acting Chief Executive Officer
William R. Smart               80            Director                                            1987

Daniel Y. Kim                  76            Director                                            1987

Donald G. Rynne                78            Director                                            1992

John H. Kelly                  61            Director                                            1999

Denis J. Fitzpatrick           56            Acting President, Secretary and                     1994
                                             Chief Financial Officer

William L. Tracy               53            Treasurer and Controller                            1992
- ------------------------------------

Dr. George N. Faris has served as Chairman of our Board of Directors 1981. He has served as Acting Chief Executive Officer since July 7, 2000. He served as Chief Executive Officer from 1981 to December 1999. Dr. Faris was the founder of ICAT, an international engineering and construction company, and served as its President from ICAT's inception in 1972 until October 1985. Prior to 1972, Dr. Faris was the President and Chairman of the Board of Directors of Donbar Development Corporation, a company engaged in the patent development of rotary heat exchangers, devices which exchange heat from medium to medium and on which Dr. Faris was granted a number of patents. Dr. Faris received a Ph.D. in Mechanical Engineering from Purdue University in 1968.

William R. Smart has served as a member of our Board of Directors since June 1987. Since November 1, 1983, Mr. Smart has been Senior Vice President of Cambridge Strategic Management Group, a management consulting firm. Mr. Smart was Chairman of the Board of Directors of Electronic Associates, Inc., a manufacturer of electronic equipment, from May 1984 until May 1992. He has served on the Board of Directors of Apollo Computer Company and Executone Information Systems, Inc. Mr. Smart is presently a director of National Datacomputer Company and Hollingsworth and Voss Company. Mr. Smart received a B.S. degree in Electrical Engineering from Princeton University in 1941.

Dr. Daniel Y. Kim has served as a member of our Board of Directors since July 1987. Dr. Kim is a Registered Professional Geophysicist in California and Colorado. From 1981 until 1984, Dr. Kim was President and Chief Executive Officer of Kim Tech, Inc., a research and development company. In 1984, Kim Tech, Inc. was merged into Bolt Industries, a public company engaged in the manufacture of air guns and auxiliary equipment used to generate shock waves in seismic exploration for oil, gas and minerals. Dr. Kim has been a director of Bolt Industries since 1984. From 1977 to 1980, Dr. Kim was Chief Consulting Geophysicist for Standard Oil Company of Indiana. Dr. Kim received a B.S. degree in Geophysics and a Ph.D. degree in Geophysics from the University of Utah in 1951 and 1955, respectively.

Donald G. Rynne has served as a member of our Board of Directors since September 1992. Mr. Rynne has been Chairman of the Board of Directors of Donald G. Rynne & Co., Inc., a privately owned company engaged in international consulting and trading, since founding that company in 1956. Mr. Rynne is involved in international maritime trading and consulting, dealing primarily in the Middle East in hydrocarbon products and capital equipment. Mr. Rynne received a B.A. degree from Columbia University in 1949.

Ambassador John H. Kelly has served as a member of our Board of Directors since December 1999. Ambassador Kelly was Assistant Secretary of State for South Asian and Near Eastern affairs from 1989 to 1991 and is currently Ambassador in Residence at the Center for International Strategy, Technology, and Policy at the Sam Nunn School of International Affairs at Georgia Tech in Atlanta. Ambassador Kelly is a career diplomat and was four times Deputy Assistant Secretary of State as well as Ambassador to Finland and Lebanon. He attended Emory University and the Armed Forces Staff College. He has been a frequent commentator for "Meet the Press", the "Today Show", and on CNN, C-Span BBC, and other media.

Denis J. Fitzpatrick has served as Vice President, Secretary and Chief Financial Officer since August 1994. He has served as Acting President since July 7, 2000. Mr. Fitzpatrick has held various accounting and financial management positions during his 24 years in the oil and gas industry. He has also served as a Director or Officer of the Council of Petroleum Accountants Society; served on the Tax Committee of the American Petroleum Institute and as a member of the American Management Association. Mr. Fitzpatrick received a B.S. degree in Accounting from the University of Southern California in 1974.

William L. Tracy has served as our Treasurer and Controller since August 1993. From May 1989 until February 1992, Mr. Tracy was self-employed as an energy consultant with the Commonwealth of Kentucky. From June 1985 until May 1989, Mr. Tracy served as President of City Gas and Transmission Corp., a public oil and gas production and refining company. He received his BBA degree in Accounting from Bellarmine College in Louisville, Kentucky in 1974.

Our executive officers are appointed annually by the Board to serve until their successors are duly elected and qualified.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Executive Committee, a Compensation Committee, and an Audit Committee.

The  Executive  committee is composed Dr. Faris  (Chairman),  Messrs.  Rynne and
Smart.

The Compensation committee is composed of Dr.. Kim (Chairman), Dr. Faris, Messrs. Rynne and Kelly.

The Audit Committee is composed of Messrs. Smart (Chairman), Rynne and Dr. Kim.

Compensation Committee Interlocks

No member of the Compensation Committee was an officer or employee of our company or of any of our subsidiaries during the prior year or was formerly an officer of our company or any of our subsidiaries. During the last fiscal year, none of our executive officers has served on our Board of Directors or Compensation Committee of any other entity whose officers served either on our Board of Directors or on our Compensation Committee.

Director Compensation

During 2000, we reimbursed outside Directors for their actual company-related expenses, including the costs of attending Directors' meetings. We accrued, for each outside Director, $1,000 per month for serving in such capacity; $500 for participation in each Committee meeting, if such Director served on a Standing Committee of the Board of Directors; and $500 for each Board meeting attended.

Item 11.   EXECUTIVE COMPENSATION

The following table discloses compensation for services rendered by our Chief Executive Officer and all of our other executive officers whose compensation exceeded $100,000 in 2000, 1999, and 1998.

                         Annual Compensation                                                   Long Term Compensation
     ---------------------------------------------------------------------------   --------------------------------------------
     Name and Principal                                                            Other Annual                    All Other
     Position                               Year         Salary          Bonus     Compensation    0ptions(#)      Compensation
     ------------------                     ----         ------          -----     ------------    ----------      ------------

     George N. Faris                        2000      $ 298,077      $  17,757 (1)  $    --          250,000         $     --
     Chairman of the                        1999        335,769         41,250           --          500,000               --
     Board and Acting                       1998        330,000        120,000           --        1,000,000 (2)           --
     Chief Executive
     Officer

     Denis J. Fitzpatrick                   2000      $ 175,500      $   7,103 (1)  $  16,976 (3)     50,000         $     --
     Secretary, Acting                      1999        135,769         15,000           --          100,000               --
     President, and Chief                   1998        140,000         31,250           --          170,000 (4)           --
     Financial Officer

     Joe M. McKinney (6)                    2000      $ 187,019      $  18,860 (1)  $   5,500 (5)    200,000         $     --
     Chief Executive                        1999        118,461      $   5,625          2,500 (5)    700,000               --
     Officer and Chief                      1998           --             --             --             --                 --
     Operating Officer

     William L. Tracy                       2000      $ 100,000      $   5,000      $    --             --           $     --
     Treasurer and                          1999        100,000         10,006           --           75,000               --
     Controller                             1998        100,000         13,500           --          106,000 (7)           --

(1)  Incentive bonus paid in shares of our common stock.

(2) Includes 580,000 contingent options that were terminated since our common stock did not trade at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(3)  Includes $11,976 moving allowance and $5,000 car allowance.

(4) Includes 100,000 contingent options that were terminated since our common stock did not trade at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

(5)  Vehicle allowance.

(6)  Mr. McKinney resigned July 7, 2000.

(7) Includes 50,000 contingent options that were terminated since our common stock did not trade at $5.00 per share for 15 consecutive days at any time before December 31, 1999.

Stock Option Plans

We have a 2000 Stock Option Plan and a 1998 Stock Option Plan. Both plans have been approved by our Board of Directors and by our shareholders. Each plan is administered by our Board of Directors or a committee designated by them. Under each plan employees, including officers and managerial or supervising personnel, are eligible to receive incentive stock options in tandem with stock appreciation rights and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options in tandem with stock appreciation rights. Options may be granted to purchase an aggregate of 5,000,000 shares of our common stock under each plan. If an option granted under either plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the applicable plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 2000 Stock Option Plan after July 10, 2010 or under the 1998 Stock Option Plan after May 29, 2008. The exercise price of the options granted under either plan cannot be less than the fair market value of the shares of common stock on the date the option is granted. Incentive stock options granted to shareholders owning 10% or more of the outstanding voting power of our company must be exercised at a price equal to at least 110% of the fair market value of the shares of common stock on the date of grant. The aggregate fair market value of common stock, as determined at the time of the grant with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year, may not exceed $100,000. Any additional common stock as to which options become exercisable for the first time during any such year are treated as non qualified stock options. As of December 31, 2000 no options had been granted under the 2000 Stock Option Plan.

Stock Award Plan

The American International Petroleum Corporation 2000 Stock Award Plan provides for the granting of stock awards not to exceed an aggregate of 500,000 shares of our common stock. The plan was approved by our Board of Directors and Shareholders. Employees, officers, and consultants are eligible for awards under the plan. Awards may be made under the plan until May 15, 2010. No recipient shall be entitled to more than an aggregate of 50,000 shares of common stock under the plan. The plan is administered our Board of Directors.

Option Grants In Last Fiscal Year

The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table as of December 31, 2000, exercise information and potential realizable value.

                                                     Individual Grants
                                                     -----------------                                   Potential Realizable
                                        Number of           Percent of                                     Value at Assumed
                                        Securities            Total Options                             Annual Rates of Stock
                                        Underlying          Granted to                                    Price Appreciation
                                        Options           Employees in     Exercise     Expiration        for Option Term
  Name                                  Granted(#)        Fiscal Year      Price($/sh)       Date          5%($)    10%($)
  ----                                  ----------        -----------      -----------  --------------     -----    ------

George Faris                              200,000            40%               $0.58      04/26/10          $-0-     $-0-
                                           50,000            10%                0.55      07/10/10          $-0-     $-0-

Joe Michael McKinney                      200,000 (1)        40%               $0.58      07/07/00          $-0-     $-0-

Denis Fitzpatrick                          50,000            10%               $0.55      07/10/10          $-0-     $-0-

William L. Tracy                               --             --                  --            --          $-0-     $-0-

- ---------------------
(1) These options terminated following the resignation of Mr. McKinney on July 7, 2000

Aggregate Option Exercises in 2000 And Option Values at December 31, 2000

The table below includes the number of shares covered by both exercisable and non-exercisable stock options owned by the executive officers named in the Summary Compensation Table as of December 31, 2000. Also reported are the values for "in-the-money" options that represent the positive spread between exercise price of any such existing stock options and the year-end price.

                                                     Shares
                                                     ------                    Number of
                                           Acquired on     Value         Unexercised Options          Value of Unexercised
     Name                                   Exercise     Realized        at December 31, 2000         In-the-money Options
     -----                                  --------     ---------       --------------------         --------------------

                                                                      Exercisable    Unexercisable   Exercisable  Unexercisable
                                                                      -----------    -------------   -----------  -------------

     George N. Faris                        1,537,500    $2,005,185     1,089,169       695,833        $  --         $  --

     Joe Mike McKinney                         62,500    $   85,935          --            --          $  --         $  --

     Denis J. Fitzpatrick                     192,000    $  173,438       135,000        68,000        $  --         $  --

     William L. Tracy                         125,000    $  114,375        28,000        53,000        $  --         $  --

Employment Contracts

Dr. George N. Faris is employed as Chairman of the Board until December 31, 2002 at an annual salary of $250,000. The agreement provides that if the initial term is not extended, we will retain Dr. Faris, at his discretion, as a consultant for a period of two calendar years ending December 31, 2004 at an annual salary equal to 50% of his annual base salary at December 31, 2002. The agreement also provides for, a) a severance payment equal to one month's salary for each full year of employment beginning January 1, 1995, based on base salary at December 31, 1999 and b) a change in control payment equal to 2.99 times the greater of (i) $350,000 or (ii) his base salary in effect on date of termination as a result of a change in control. Following the resignation of Joe Michael McKinney on July 7, 2000, Dr. Faris assumed the title and responsibilities of Acting Chief Executive Officer and his salary was increased to $350,000 per year until such time as a permanent Chief Executive Officer is hired.

Item 12. SECURITIES OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as March 14, 2001, regarding the beneficial ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the common stock; (ii) each Director;
(iii) each executive officer named in the Summary Compensation Table; and (iv) all Directors and executive officers as a group.

Name and Address                        Amount and Nature of            Percent
of Beneficial Holder (1)                Beneficial Ownership            of Class
- ------------------------                --------------------            --------

The Palladin Group, L.P.                     14,630,003 (2)               9.9%
195 Maplewood Avenue
Maplewood, NJ  07040

GCA Strategic Investment Fund Limited        14,630,003 (3)               9.9%
106 Colony Drive, Suite 900
Cumming, GA  30040

George N. Faris                               4,914,454 (4)               3.2%

Daniel Y. Kim                                   524,557 (5)                  *

Donald G. Rynne                               1,025,521 (6)                  *

William R. Smart                                583,941 (7)                  *

John Kelly                                      202,000 (8)                  *

Denis J. Fitzpatrick                            304,231 (9)                  *

William L. Tracy                                107,000 (10)                 *

All officers and Directors
as a group (consisting of
8 persons)                                    7,662,204 (11)              4.9%

Joe Michael McKinney(12)                               0                    --

- -----------------------
*Less than 1% of class

(1) All officers and Directors have an address c/o American International Petroleum Corporation at 2950 North Loop West, Houston, Texas, 77092.

(2) The Palladin Group, L.P. serves as investment advisor to Halifax Fund, L.P., the registered owners of our 5% convertible secured debenture and warrants to purchase common stock, and has been granted investment discretion over our securities owned by this fund. In this capacity, The Palladin Group, L.P. may be deemed to have voting and dispositive power over such securities. Mr. Jeffrey Devers is the principal officer of The Palladin Group. The terms of the 5% Debenture and warrants provide that the number of shares that the registered owners may acquire upon conversion or exercise may not exceed that number that would render Halifax Fund, L.P. the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.

(3) GCA is the ultimate beneficial owner of the shares owned by GCA and, through its board of directors, has the sole voting power to vote the shares. Prime Management Limited, a Bermuda corporation located in Bermuda has sole voting power with respect to the shares owned by GCA. Joe Kelly, a Bermuda resident, has the sole voting power over Prime Management. Global Capital Advisors Ltd., GCA's investment advisor located in Georgia, together with GCA's board of directors, has the sole investment decision authority over the shares owned by GCA. The terms of the series A convertible preferred stock and related warrants provide that the number of shares that GCA may acquire upon conversions or exercise may not exceed that number that would render GCA the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.

(4) Includes 2,318,334 shares that he may acquire upon the exercise of stock options. Excludes 171,666 shares that he may acquire upon exercise of options commencing January 1, 2002 and 1,000,000 shares he may acquire upon the attainment of certain Company goals.

(5) Includes 454,679 shares that he may acquire upon the exercise of stock options.

(6) Includes 296,429 shares that he may acquire upon the exercise of stock options.

(7) Includes 333,929 shares that he may acquire upon the exercise of stock options.

(8) Includes 200,000 shares that he may acquire upon the exercise of stock options. Excludes 25,000 shares that he may acquire upon exercise of options commencing July 22, 2001.

(9) Includes 287,000 shares that he may acquire upon the exercise of stock options. Excludes 17,500 shares that he may acquire upon exercise of options commencing January 1, 2002 and 250,0000 shares he may acquire upon the attainment of certain Company goals.

(10) Includes 107,000 shares that he may acquire upon the exercise of stock options. Excludes 14,000 shares that he may acquire upon exercise of options commencing January 1, 2002.

(11) Includes all of the shares that may be acquired upon the exercise of stock options included in the table for the named individuals described in Notes
     (4) through (10) above.

(12) Mr. McKinney resigned on July 7, 2000.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our officers and Directors, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Such reporting persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file.

Based solely on our review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, we believe that, during the period from January 1, 2000 through December 31, 2000, all filing requirements applicable to our officers, Directors and greater than 10 percent beneficial owners were complied with.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 24, 2000, we borrowed $200,000,  $100,000,  and $50,000 from George N.
Faris, our Chairman of the Board, Donald Rynne, one of our directors,  and Denis
J. Fitzpatrick, our Chief Financial Officer, respectively. These loans are repayable on demand and bear interest at 12% per annum.

We issued to each of these individuals options to purchase one share of common stock for each dollar borrowed. The options may be exercised prior to August 23, 2010 and have an exercise price of $0.43 per share, representing 105% of the market price of a share of our common stock on the date immediately preceding the loan.

We believe that the terms of these loans were as favorable to us as we could have obtained from an unaffiliated party. As of December 31, 2000, the entire amount of these loans remained outstanding.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)  Documents Filed as Part of the Report

(1)  Financial Statements.                                              Page No.

        Reports of Independent Accountants                                F-1
        Consolidated Balance Sheets
           December 31, 2000 and 1999                                     F-2
        Consolidated Statement of Operations
           Years Ended December 31, 2000, 1999 and 1998                   F-3
        Consolidated Statement of Cash Flows
           Years Ended December 31, 2000, 1999 and 1998                   F-4
        Consolidated Statement of Changes in
           Stockholders' Equity - Years Ended
           December 31, 2000, 1999 and 1998                               F-5
        Notes to Consolidated Financial Statements                        F-8
        Supplementary Oil and Gas Information                             F-26

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

4.29 Form of 6% Convertible Secured Debenture issued in connection with the 6% Convertible Debentures referenced in Exhibit 4.28 (15)

4.30 Form of Warrant issued in connection with the 6% Convertible Debentures referenced in Exhibit 4.28. (15)

4.31 Form of Registration Rights Agreement issued in connection with the 6% Convertible Debentures in Exhibit 4.28. (15)

4.32 Form of Security Agreement issued in connection with the 6% Convertible Debentures in Exhibit 4.28. (15)

4.33 Form of Securities Purchase Agreement dated December 1, 1999 by and among the Registrant and GCA Investment Fund Limited. (16)

4.34 Form of Mortgage and Security Agreement between St. Marks Refinery, Inc. and GCA Strategic Investment Fund.(16)

4.35 Form of Warrant issued in connection with the Securities Purchase Agreement referenced in Exhibit 4.33.(16)

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

10.7 Consulting Agreement dated December 2, 1998. (15)

10.8 Amendment #2 to Employment Agreement dated May 1, 1989 by and between Registrant and George N. Faris.(16)

10.9 Agreement dated November 9, 2000 to Extend Due Dates of Certain Bridge Notes and Warrant Terms.(17)

21.1 Subsidiaries of the Registrant.

- --------------------------------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 declared effective on February 13, 1990.

(2) Incorporated herein by reference to the Registrant's form 8-K, dated March 1, 1999, as amended April 26, 1999.

(3) Incorporated herein by reference to the Registrant's Registration Statement on Form S-3, declared effective January 15, 1998.

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

(12) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q-A for the quarter ended March 31, 1998

(13) Incorporated by reference to the Registrants' Quarterly Report on Form 10-Q-A for the quarter ended June 30, 1998

(14) Incorporated by reference to the Registrants' Report on Form S-8 dated January 4, 1999.

(15) Incorporated by reference to the Registrants' Report on Form 8-K dated September 9, 1999.

(16) Incorporated by reference to Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

(17) Incorporated by reference to the Registrant's Registration Statement on Form S-1 dated March 2, 2001.

(b)  Reports on Form 8-K

     None.

                          INDEPENDENT AUDITOR'S REPORT

To the Board of Directors and Stockholders American International Petroleum Corporation

We have audited the accompanying consolidated balance sheets of American International Petroleum Corporation and Subsidiaries as of December 31, 2000 and 1999, and related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Petroleum Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.

The Company reported a net loss of approximately $24.9 million in 2000 and $14.9 million during 1999, has commitments to fund the operations of its Kazakhstan subsidiary (see Note 10) and has a working capital deficit of approximately $8.2 million at December 31, 2000. These matters raise a substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 2 to the financial statements.

As of December 31, 2000, the Company has costs capitalized in the accompanying balance sheet of approximately $21,700,000 relating to unevaluated oil and properties in Kazakhstan and approximately $31,000,000 relating to its refineries. At the present time, the Company has no commercially feasible means of transporting any oil and gas production it may produce from the Kazakhstan properties and does not have the financial resources to develop these properties. Should the Company be unable to obtain the capital necessary to develop the Kazakhstan properties or be unable to develop a commercially feasible means of transporting the oil and gas production the Company may develop, the carrying value of these properties will likely become impaired. Should the Company be unable to initiate profitable operations at the refinery, the carrying value of the refinery properties will also likely become impaired.

HEIN + ASSOCIATES, LLP
Houston, Texas
March 23, 2001

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                                            December 31,          December 31,
                                                                                                2000                  1999
                                                                                           -------------         -------------
                            Assets
     Current assets:
       Cash and cash equivalents                                                           $     684,603         $   1,753,707
       Accounts and notes receivable, net                                                        392,741               497,553
       Inventory                                                                                 156,110               723,088
       Deferred financing costs                                                                    2,211               130,727
       Prepaid expenses                                                                          614,958               793,956
                                                                                           -------------         -------------
            Total current assets                                                               1,850,623             3,899,031
                                                                                           -------------         -------------
     Property, plant and equipment:
       Unevaluated oil and gas properties                                                     21,681,343            31,556,376
       Evaluated oil and gas properties                                                       12,546,295                    --
       Refinery property and equipment                                                        38,001,917            37,999,682
       Other                                                                                   1,081,974             1,005,886
                                                                                           -------------         -------------
                                                                                              73,311,529            70,561,944
     Less - accumulated depreciation, depletion,
      amortization and provision for impairment                                              (20,906,133)           (6,470,672)
                                                                                           -------------         -------------
            Net property, plant and equipment                                                 52,405,396            64,091,272
     Notes receivable, less current portion                                                      575,112             1,252,696
     Other long-term assets, net                                                                 167,291               415,270
                                                                                           -------------         -------------
            Total assets                                                                   $  54,998,422         $  69,658,269
                                                                                           =============         =============
                  Liabilities and Stockholders' Equity
     Current liabilities:
       Short-term debentures                                                               $   5,787,500         $   2,223,500
       Notes payable - officers and directors                                                    350,000                    --
       Notes payable - trade                                                                     940,673             1,736,831
       Accounts payable                                                                        1,469,498             3,641,886
       Accrued liabilities                                                                     1,525,098             1,301,472
                                                                                           -------------         -------------
            Total current liabilities                                                         10,072,769             8,903,689
     Long-term debt                                                                            5,565,395            11,984,592
                                                                                           -------------         -------------
            Total liabilities                                                                 15,638,164            20,888,281
                                                                                           -------------         -------------

     Commitments and contingent liabilities (Notes 10 and 16)                                         --                    --
     Minority Interest Liability                                                                 305,956               305,956
     Redeemable preferred stock, par value $0.01, 7,000,000
       shares authorized,  1,250 and 0 shares issue and outstanding
       at December 31, 2000 and December 31, 1999, respectively                                1,186,751                    --
     Stockholders' Equity:
       Common stock, par value $.08,  200,000,000 shares authorized,
         132,524,318 and 91,282,773  shares issued and  outstanding
         at December 31, 2000 and December 31, 1999, respectively                             10,601,945             7,302,621
       Additional paid-in capital, common stock                                              156,234,428           145,605,966
       Common stock issued as collateral, held in escrow                                        (162,500)           (1,065,938)
       Accumulated deficit                                                                  (128,806,322)         (103,378,617)
                                                                                           -------------         -------------
            Total stockholders' equity                                                        37,867,551            48,464,032
                                                                                           -------------         -------------

     Total liabilities and stockholders' equity                                            $  54,998,422         $  69,658,269
                                                                                           =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    For the years ended December 31,
                                                                         -----------------------------------------------------
                                                                              2000                1999                1998
                                                                         -------------       -------------       -------------

     Revenues:
       Refinery operating revenues                                       $   3,108,670       $   8,137,867       $  11,394,009
       Other                                                                   165,350             214,171             460,597
                                                                         -------------       -------------       -------------
            Total revenues                                                   3,274,020           8,352,038          11,854,606
     Expenses:

       Costs of goods sold - refinery                                        4,243,468           8,670,760          11,281,139

       General and administrative                                            6,777,249           6,367,857           5,097,468
       Depreciation, depletion and
        amortization                                                         1,844,942           1,730,710             813,088
       Interest                                                              2,746,293           6,500,579           1,912,949
       Realized and unrealized loss on marketable securities                        --                  --             359,325
       Provision for impairment of oil and gas properties                   12,546,295                  --                  --
       Provision for bad debts                                                      --                  --           1,493,750
                                                                         -------------       -------------       -------------
            Total expenses                                                  28,158,247          23,269,906          20,957,719
                                                                         -------------       -------------       -------------

     Net loss                                                              (24,884,227)        (14,917,868)         (9,103,113)
     Incremental yield on preferred stock                                      543,478                  --                  --
                                                                         -------------       -------------       -------------
     Net loss applicable to common stockholders                          $ (25,427,705)      $ (14,917,868)      $  (9,103,113)
                                                                         =============       =============       =============

     Net loss per share applicable to common stockholders -
       basic and diluted                                                 $       (0.23)      $       (0.20)      $       (0.17)
                                                                         =============       =============       =============

     Weighted-average number of shares
       of common stock outstanding                                         109,386,878          72,855,230          53,741,498
                                                                         =============       =============       =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       For the years ended December 31,
                                                                              ------------------------------------------------
                                                                                  2000              1999              1998
                                                                              ------------      ------------      ------------
     Cash flows from operating activities:
       Net loss                                                               $(24,884,227)     $(14,917,868)     $ (9,103,113)
       Adjustments to reconcile net loss to net
        cash provided (used) by operating activities:
          Incremental yield on preferred stock                                    (543,478)
          Depreciation, depletion, amortization, accretion of
               discount on debt and provision for impairment                    16,225,969         5,716,550         2,472,751
          Accretion of premium on notes receivable                                 (22,416)          (50,604)         (208,886)
          Provision for bad debts                                                       --                --         1,493,750
          Realized and unrealized loss on marketable securities                         --                --           359,325
          Non-cash provision for services                                           20,000           468,220           255,814
          Issuance of stock for compensation expense                               306,790           186,233           196,900
          Changes in assets and liabilities:
             Accounts and notes receivable                                         104,812            50,889         1,313,816
             Inventory                                                             566,978           831,606          (798,974)
             Prepaid and other                                                     178,998           (86,466)          426,060
             Accounts payable and accrued liabilities                              (22,638)          495,021         2,968,458
                                                                              ------------      ------------      ------------
                 Net cash used in operating activities                          (8,069,212)       (7,306,419)         (624,099)
                                                                              ------------      ------------      ------------
     Cash flows from investing activities:
       Additions to oil and gas properties                                      (2,627,038)       (5,980,341)       (8,512,328)
       Additions to refinery property and equipment                                 (2,235)         (800,974)       (8,578,049)
       Proceeds from sales of marketable securities                                     --                --           376,633
       (Increase) decrease to other long term assets                               557,914          (752,988)         (592,444)
                                                                              ------------      ------------      ------------
                  Net cash used in investing activities                         (2,071,359)       (7,534,303)      (17,306,188)
                                                                              ------------      ------------      ------------
     Cash flows from financing activities:
       Net increase in short-term debt                                           3,402,236         2,500,000                --
       Net increase (decrease) in notes payable                                   (796,158)           11,481         1,725,350
       Net increase (decrease) in notes payable - officers                         350,000          (266,850)          266,850
       Repayments of long-term debt                                                     --        (3,500,000)
       Proceeds from exercise of stock options and warrants, net                   189,138           768,877           738,482
       Proceeds from sale of preferred stock                                     5,926,251                --
       Proceeds from sale of common stock                                               --                --                --
       Proceeds from issuance of debentures, net                                        --        16,704,176        11,855,000
                                                                              ------------      ------------      ------------
                  Net cash provided by financing activities                      9,071,467        16,217,684        14,585,682
                                                                              ------------      ------------      ------------
     Net increase (decrease) in cash and cash equivalents                       (1,069,104)        1,376,962        (3,344,605)
     Cash and cash equivalents at beginning of year                              1,753,707           376,745         3,721,350
                                                                              ------------      ------------      ------------
     Cash and cash equivalents at end of year                                 $    684,603      $  1,753,707      $    376,745
                                                                              ============      ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                       Common
                                                           Common stock             Additional          Stock
                                                           ------------               paid-in          Held In        Accumulated
                                                       Shares          Amount         capital          Escrow           deficit
                                                   -------------   -------------   -------------    -------------    -------------
Balance, January 1, 2000                              91,282,773   $   7,302,621   $ 145,605,966    $  (1,065,938)   $(103,378,617)
Conversions of debentures                             14,941,073       1,195,286       5,656,829               --               --
Issuance of stock in lieu of current liabilities       2,402,253         192,180       1,225,663          508,282               --
Issuance of stock for compensation and services          536,013          42,881         283,909               --               --
Issuance of stock options and warrants                        --              --         254,077               --               --
Options and warrants exercised                         1,558,340         124,667          64,471               --               --
Stock issued and adjustment to value of stock
    previously issued for collateral on debt             300,000          24,000        (419,156)         395,156               --
Preferred stock converted into common stock           21,503,866       1,720,310       3,562,669               --               --
Imputed dividend on convertible preferred stock               --              --              --               --         (543,478)
Net loss for the period                                       --              --              --               --      (24,884,227)
                                                   -------------   -------------   -------------    -------------    -------------

Balance, December 31, 2000                           132,524,318   $  10,601,945   $ 156,234,428    $    (162,500)   $(128,806,322)
                                                   =============   =============   =============    =============    =============

                                                       Total
                                                   -------------
Balance, January 1, 2000                           $  48,464,032
Conversions of debentures                              6,852,115
Issuance of stock in lieu of current liabilities       1,926,125
Issuance of stock for compensation and services          326,790
Issuance of stock options and warrants                   254,077
Options and warrants exercised                           189,138
Stock issued and adjustment to value of stock
    previously issued for collateral on debt                  --
Preferred stock converted into common stock            5,282,979
Imputed dividend on convertible preferred stock         (543,478)
Net loss for the period                              (24,884,227)
                                                   -------------

Balance, December 31, 2000                         $  37,867,551
                                                   =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                        Common stock            Additional
                                                        ------------              paid-in       Common Stock    Accumulated
                                                   Shares          Amount         capital      Held In Escrow      deficit
                                               -------------   -------------   -------------   -------------    -------------
Balance, January 1, 1999                          65,992,328   $   5,279,385   $ 129,711,531              --    $ (88,460,749)

Conversions of debentures                         17,574,305       1,405,944       6,196,429              --               --
Issuance of stock in lieu of current
    liabilities                                    1,798,968         143,917       1,329,796              --               --
Issuance of stock for compensation                   223,919          17,914         168,319              --               --
Issuance of stock and options for services           425,000          34,000         434,220              --               --
Issuance of stock for property and equipment
                                                   2,090,000         167,200       1,685,166              --               --
Issuance of stock options and warrants                    --              --       1,455,835              --               --
Options and warrants exercised                     1,283,253         102,661         666,216              --               --
Imputed interest on debentures
    convertible at a discount to market                   --              --       3,044,116              --               --
Issuance of stock for collateral on debt           1,895,000         151,600         914,338      (1,065,938)              --
Net loss for the year                                     --              --              --              --      (14,917,868)
                                               -------------   -------------   -------------   -------------    -------------

Balance, December 31, 1999                        91,282,773   $   7,302,621   $ 145,605,966      (1,065,938)   $(103,378,617)
                                               =============   =============   =============   =============    =============

                                                      Total
                                                  -------------
Balance, January 1, 1999                          $  46,530,167

Conversions of debentures                             7,602,373
Issuance of stock in lieu of current
    liabilities                                       1,473,713
Issuance of stock for compensation                      186,233
Issuance of stock and options for services              468,220
Issuance of stock for property and equipment
                                                      1,852,366
Issuance of stock options and warrants                1,455,835
Options and warrants exercised                          768,877
Imputed interest on debentures
    convertible at a discount to market               3,044,116
Issuance of stock for collateral on debt                     --
Net loss for the year                               (14,917,868)
                                                  -------------

Balance, December 31, 1999                        $  48,464,032
                                                  =============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                                             Common stock              Additional
                                                             ------------                paid-in      Accumulated
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

================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the "Company") was incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is the owner of a refinery in Lake Charles, Louisiana, which processes and sells asphalt into the Gulf Coast asphalt market and has capability to refine other crude oil products, such as vacuum gas oil, naphtha and diesel, a refinery and terminal in St. Marks, Florida, which it utilizes as a distribution facility to market some of its asphalt, a 26,000 barrel asphalt transport barge, a 100% working interest in a gas concession, and a 70% working interest in an oil and gas concession in Kazakhstan, respectively. The Company is also seeking domestic and international oil and gas properties and projects.

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

Joint Venture

In July 2000, the refinery formed a joint venture with Sargeant Bulktainers, Inc. Their role in the joint venture is to provide it with asphaltic crude oil feedstocks and bulk asphalt supply. The refinery's role is to provide asphalt blending, storage, marketing services and retail rack facilities. After product and operating costs the joint venture partners generally share profits on a 50-50 basis. The refinery accounts for the joint venture on the equity method of accounting.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. ("AIRI"), American International Marine, Inc. ("AIM"), St. Marks Refinery, Inc. ("SMR") American International Petroleum Kazakhstan ("AIPK"), American Eurasia Petroleum Corporation ("AEPC"), American International Petroleum Corporation Holding, Inc. ("AIPC Holdings), AIPCC, PAIPC, and Gulf Coast Petroleum Trading, Inc. ("GCPT"). American International Petroleum Kazakhstan owns 70% of the stock of MED Shipping Usturt Petroleum Ltd. ("MSUP"), a Kazakhstan corporation and includes MSUP in its consolidated financial statements.

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

Property, plant and equipment

Oil and gas properties

The Company follows the full cost method of accounting for exploration and development of oil and gas properties, whereby all costs incurred in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. Under the full cost method of accounting, unevaluated property costs are not amortized. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment. We identified an impairment of oil and gas properties of $12,546,295 during 2000.

Costs not subject to amortization:

The following table summarizes the categories of cost, which comprise the amount of unproved properties not subject to amortization.


                                                   December 31,
                                 -----------------------------------------------
                                       2000             1999             1998
                                       ----             ----             ----

Kazakhstan:
    Acquisition Cost             $ 11,724,477      $ 11,724,477     $ 11,724,477
    Exploration Cost               21,722,622        19,072,440       10,748,427
    Less impairment               (12,546,295)               --               --

Other
     Acquisition cost                 780,539           759,459          965,982
                                 ------------      ------------     ------------
                                 $ 21,681,343      $ 31,556,376     $ 23,438,886
                                 ============      ============     ============

Acquisition costs of unproved properties not subject to amortization at December 31, 2000, 1999 and 1998, respectively, consists mainly of lease acquisition costs related to unproved areas. The period in which the amortization cost of the Kazakhstan properties will commence is subject to the results of the Company's exploration program, which began in 1999. Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized geological and general and administrative costs for Kazakhstan and the other category totaled $2,671,262, $8,117,490, and $11,164,180 for 2000, 1999 and 1998, respectively.

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

Property and equipment - other than oil and gas properties

Property  and  equipment  are  carried  at cost and  include  interest  on funds borrowed to finance construction. Capitalized interest was $547,786 and $7,055,340 in 1999 and 1998, respectively. No interest was capitalized in 2000. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets, which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings. Depreciation, depletion and amortization expense on property and equipment were $1,844,942, $1,730,710, and $813,088 for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Earnings per share

Earnings per share of common stock are based on the weighted-average number of shares outstanding. Basic and diluted earnings per share were the same for all years presented. Options and warrants to purchase 14,541,161, 13,202,753 and 7,100,681 shares of common stock at various prices were outstanding at December 31, 2000, 1999 and 1998, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares.

                                        For the Year Ended December 31, 2000

                                   Net Income(Loss) Weighted Average  Per Share
                                      (Numerator)       Shares         Amount
                                   ---------------- ----------------  ---------
Basic EPS:
Loss available to                    $(25,427,705)    109,386,878   $     (0.23)
 Common Shareholders

Effect of Dilutive Securities
 Warrants and Options (1)(2)                   --              --            --
                                     ------------    ------------   -----------

Diluted EPS:
Loss available to
 Common Shareholders                 $(25,427,705)    109,386,878   $     (0.23)
                                     ============    ============   ===========

(1) The effect of these shares in the Dilutive EPS were not reflected on the face of the Statement of Operations as they were anti-dilutive in accordance with paragraph 13, of SFAS 128.

(2) Options and warrants to purchase 14,541,161shares of common stock at various prices were outstanding at December 31, 2000, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of the common shares.

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

New Accounting Pronouncements

The FASB issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The statement provides guidance for determining whether a transfer of financial assets should be accounted for as a sale or a secured borrowing, and whether a liability has been extinguished. The Statement is effective for recognition and reclassification of collateral and for disclosures which relate to securitization transactions and collateral for fiscal years ending December 15, 2000. The Statement will be come effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The initial application of SFAS No. 140 will not have a material impact to the Company's results of operations and financial position.

The FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation." This interpretation modified the practice of accounting for certain stock award agreements and was generally effective beginning July 1, 2000. The initial impact of this interpretation on the Company's results of operations and financial position was not material.

The FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This was followed in June 2000 by the issuance of SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends SFAS No. 133. SFAS No. 133 and 138 establish accounting and reporting standards for derivative financial instruments. The standards will be recorded each period in earnings if the derivative is not a hedge. If a derivative is a hedge, changes in the fair value of the derivative will either be recognized in earnings along with the change in the fair value of the hedged asset, liability or firm commitment also recognized in earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. For a derivative recognized in other comprehensive income, the ineffective portion of the derivative's change in fair value will be recognized immediately in earnings. The initial application of SFAS No. 133 and 138 will not have a material impact on the Company.

The Securities and Exchange  Commission (SEC) issued Staff  Accounting  Bulletin
(SAB) No.  101,  "Revenue  Recognition  in  Financial  Statements",  to  provide guidance for revenue recognition issues and disclosure requirements. Subsequently the SEC issued SAB No. 101A, "Amendment: Revenue Recognition in Financial Statements:, SAB No. 101B, "Second Amendment: Revenue Recognition in Financial Statements; which ultimately delayed implementation to the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 covers a wide range of revenue recognition topics and summarizes the staff's interpretations on the application of generally accepted accounting principles to revenue recognition. The Company does not believe this standard will have a material impact on the company's consolidated financial position, results of operations or cash flows.

Deferred charges

The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Debenture costs of $1,998,732, $1,618,415, and $1,126,930 were amortized in the years 2000,
1999, and 1998, respectively.

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

Fair Value of Financial Instruments

The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, debentures, and preferred stock, closely approximate the carrying values of the instruments due to the short-term maturities or recent issuance of such instruments.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. The Company's financial statements are based on a number of significant estimates including the valuation of unevaluated oil and gas properties which are the basis for the calculation of impairment of oil and gas properties. Because estimates of fair value of unproven reserves are inherently imprecise, it is reasonably probable that the estimates of fair value associated with the concessions in Kazakhstan will materially change during the next year.

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

NOTE 2 - MANAGEMENT PLANS

The Company reported a net loss of approximately $24.9 million during 2000, of which approximately $16.6 million represented non-cash items, and has commitments to fund the operations of its Kazakhstan subsidiary (see Note 10), $7.1 million of non-convertible secured debt, and has convertible debentures totaling approximately $6.7 million (see Note 6 and 7), which may or may not be converted to common stock, that mature in 2004. As of December 31, 2000, the Company had $8.2 million of negative working capital including, as of March 23, 2001, approximately $5.8 million in bridge notes due on April 28, 2001. However, the lender has offered to renegotiate these notes if the Company is unable to repay them when due. The Company intends to be very conservative with its spending overseas during 2001. As of March 2001, the Company's existing working capital was insufficient to provide all the funds it requires to complete its minimum work program in Kazakhstan during 2001. However, in the past, the Company has negotiated reductions and deferrals of its minimum requirements in Kazakhstan and believes that, if necessary, it can do so again. The Company plans to negotiate a two-year extension of the Exploration Contract which is due to expire in November 2001. The Company's reservoir development studies, which have been verified by Ryder Scott Company L.P., a Houston-based petroleum consulting firm, indicate the presence of a significant amount of recoverable gas reserves at the Company's License 1551. The Company has been negotiating with several foreign and domestic oil and gas companies regarding a sale of up to 75% of its ownership interest in License 1551. All have indicated an interest in pursuing a purchase if the Company can conclude a gas sales agreement. The Company hopes to sign a gas sales and/or transportation agreement in 2001, which will enhance the Company's ability to classify its gas reserves as "proved" reserves, thereby providing it with a borrowing base for development and working capital. The proceeds derived from the sale of a portion of License 1551 and/or the Borrowing Base should provide the Company with the necessary capital to fund its existing obligations during 2001 and beyond in Kazakhstan.

During 2001 the Company initiated an agreement with Sargeant Bulktainers to process crude oil through the Company's crude unit at Lake Charles. The agreement is expected to provide the Company with sufficient working capital to fund most of its domestic operations overhead during the year 2001 and beyond. This operation will also enable the Company to continue its asphalt operations. Management has also been seeking sources of capital to enable the Company to supplement its operating activities and to fulfill commitments which may arise in 2001 and beyond.

If the processing agreement with Sargeant continues to be implemented at the rate levels anticipated by the Parties, the resultant cash flows, when combined with those derived from the asphalt joint venture, would be sufficient to provide the Company with the necessary capital to support all of its domestic and foreign overhead. In addition, management believes the Company has several alternatives for its processing/refining operations in the event Sargeant does not continue beyond the initial one-year term of the agreement, however, there can be no assurance at this time that a replacement or alternative to Sargeant can be obtained.

As operations at the Refinery expand during 2001, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its operations and minimum work program in Kazakhstan. If the Company is unable to derive the necessary working capital from the Refinery, St. Marks, AIM, the sale of a portion of its License 1551 properties, a joint venture partner in Kazakhstan to support its operations during 2001, or if it is unable to renegotiate the due dates of its bridge notes, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected. As a result, there would be substantial doubt about the Company's ability to continue as a going concern.

NOTE 3 - ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----

Accounts receivable - trade and joint venture        $   392,741    $   377,125
Current portion - Note receivable                      1,493,750      1,493,750
Other                                                         --        120,428
                                                     -----------    -----------
                                                       1,886,491      1,991,303
Less - allowance for doubtful accounts                (1,493,750)    (1,493,750)
                                                     -----------    -----------
                                                     $   392,741    $   497,553
                                                     ===========    ===========

NOTE 4 - OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----

  Note receivable - MIP (See Note 1), net of
   discount of $18,651 and $69,255, respectively     $   575,112    $ 1,252,696


NOTE 5 - ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

                                                            December 31,
                                                     --------------------------
                                                         2000           1999
                                                         ----           ----

Accrued payroll                                      $        --    $    15,935
Accrued interest                                         623,435        499,666
Corporate taxes                                          104,000        116,608
Property taxes                                           300,000        176,591
Sales Taxes                                              178,266         56,913
Other                                                    319,397        435,759
                                                     -----------    -----------

                                                     $ 1,525,098    $ 1,301,472
                                                     ===========    ===========


NOTE 6 - SHORT TERM DEBT

                                                                                                  December 31,
                                                                                           --------------------------
                                                                                               2000           1999
                                                                                               ----           ----
13% - $2,500,000 secured Bridge Note - due April 28, 2001,
  collateralized by the shares of the St. Marks subsidiary and certain
  St. Marks real estate, effective interest rate - 13%                                     $ 2,500,000    $ 2,223,500

12% - $350,000 unsecured demand notes due to officers                                          350,000             --

Trade notes payable - various notes due from one month to twelve months -
  interest ranges from 6.5% to 14.5%, includes $150,059 and $106,851 of interest at December 31, 2000 and 1999, respectively - collateralized
  by accounts receivable, inventory, and certain fixed assets                                  940,673      1,736,831

10% - $3,000,000 secured Bridge Note, due April 28, 2001,
 collateralized by shares of the St. Marks subsidiary and certain
 St. Marks real estate, effective interest rate 13%                                          1,437,500             --

13% - $1,850,000 secured Bridge Note, due April 28, 2001,
 collateralized by shares of the St. Marks subsidiary and certain
 St. Marks real estate, effective interest rate 13%                                          1,850,000             --
                                                                                           -----------    -----------

                                                                                           $ 7,078,173    $ 3,960,331
                                                                                           ===========    ===========

NOTE 7 - LONG-TERM DEBT:

                                                             December 31,
                                                      --------------------------
                                                          2000           1999
                                                          ----           ----
6% - $7,250,000 secured convertible
debenture, due August 18, 2004, net of
unamortized financing cost Of $199,608,
collateralized by the fixed assets at the
St. Marks facility, effective interest
rate - 2% (2)                                                  --    $ 3,250,392

5% - $10,000,000 secured convertible
debenture, due February 18, 2004, net of
unamortized financing cost of $437,050 at
December 31, 2000, collateralized by the
Lake Charles facility, effective interest
rate - 28% (2)                                          5,565,395      8,734,200
                                                      -----------    -----------
                                                      $ 5,565,395    $11,984,592
                                                      ===========    ===========

(1) Convertible into the Company's common stock at the average of the lowest three (3) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the twenty (20) trading days ending on the day prior to the date of conversion.

The effective interest rate as stated for debt instruments does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument and the fair value of warrants issued to debt holders.

NOTE 8 - REDEEMABLE PREFERRED STOCK

                                                             December 31,
                                                      --------------------------
                                                          2000           1999
                                                          ----           ----
$1,250,000 of the Company's preferred
stock redeemable into shares of the
Company's common stock, upon notice of
redemption, at 92% of the average of the
three lowest weighted average sales price
of the common stock for the twenty (20)
trading days immediately preceding the
date of the related notice of redemption,
net of costs.                                         $ 1,186,751    $        --
                                                      ===========    ===========


NOTE 9 - STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 2000, 1999, and 1998, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

                           Number of Shares Underlying
                              Options and Warrants
                                 at December 31,
                                 ---------------
                                                       Exercise         Expiration
                                                       --------         ----------
          2000           1999               1998       Price            Date
          ----           ----               ----       -----            ----
            --             --             22,681         $2.131         July 22, 1999(3)(2)
            --             --            864,000         $2.713         August 6, 1999(3)(2)
            --             --            200,000         $2.000         August 24, 1999(3)(2)
            --             --          1,500,000         $2.000         October 9, 1999(1)(2)
            --             --          1,781,000         $0.500         December 31, 1999(1)(2)

            --             --          1,210,000         $2.000         December 31, 1999(1)(2)
            --      1,358,000                 --         $0.500         July 31, 2000(1)
       105,500             --                 --         $0.500         July 31, 2005(1)
        50,000         50,000             50,000         $0.500         November 1, 2005(1)
        16,667         16,667             16,667         $0.413         August 20, 2001(3)
         8,420          8,420              8,420         $0.406         October 31, 2001(3)
            --             --             60,000         $0.398         June 6, 2002(3)
       200,000        200,000            200,000         $2.000         July 30, 2002(3)
            --         64,000                 --         $1.200         October 6, 2002(3)
     1,500,000      1,500,000                 --         $2.000         October 9, 2002(3)
            --             --            197,500         $3.000         October 14, 2002(3)(2)
       100,000        100,000            100,000         $2.000         December 1, 2007(1)
       862,500      1,400,000          1,500,000         $1.050         December 31, 2007(1)
     1,400,000      1,400,000          1,400,000         $2.000         April 21, 2003(3)
            --             --            118,500         $2.000         April 21, 2003(3)(2)
            --             --            100,000         $2.600         April 21, 2003(3)(2)
            --             --             25,000         $3.000         April 21, 2003(3)(2)
     1,595,978      1,595,978                 --         $2.000         April 22, 2003(3)
            --         15,000             15,000         $1.375         June 29, 2003(1)(2)
       684,000        782,000            782,000         $2.000         June 29, 2008(1)
            --        197,500                 --         $1.200         October 14, 2003(3)
     2,000,000      2,000,000                 --         $2.562         February 18, 2004 (3)
       540,058      1,342,275                 --         $0.825         March 30, 2009(1)
            --        118,500                 --         $1.200         April 21, 2004(3)
            --        200,000                 --         $1.238         July 21, 2004 (1)
       712,500        712,500                 --         $1.450         August 18, 2004(3)
       100,000        100,000                 --         $1.000         September 30, 2004(3)
        50,000         50,000                 --         $1.500         September 30, 2004(3)
        50,000         50,000                 --         $0.750         October 19, 2004(3)
       375,000        375,000                 --         $0.800         November 2, 2004(3)
            --        400,000                 --         $0.900         December 1, 2004(3)
            --        250,000                 --         $0.500         December 31, 2004(1)
            --        250,000                 --         $1.000         December 31, 2004(1)
            --         50,000                 --         $0.800         July 14, 2005(3)
            --        300,000                 --         $0.800         August 18, 2005(3)
     2,997,681             --                 --         $0.230         November 9, 2005 (3)
        75,000             --                 --         $0.123         December 27, 2005 (3)
       100,000             --                 --         $0.430         August 27, 2003 (3)
       100,000             --                 --         $0.906         December 14, 2010 (1)
       350,000             --                 --         $0.430         August 24, 2010 (1)
       300,000             --                 --         $0.550         July 10, 2010 (1)
       200,000             --                 --         $0.690         April 27, 2010 (1)
       142,857             --                 --         $1.200         July 11, 2010 (1)
    ----------     ----------        -----------

    14,616,161     14,885,840         10,150,768
    ==========     ==========        ===========

     (1) Represents options held by employees and directors of the Company. The exercise price and expiration date of such options reflects the adjustments approved by the Company's Board of Directors.

     (2) These options and warrants were canceled or expired, as applicable, in 1998, 1999 or 2000 as indicated in the table.

     (3) Other non-employee warrants.

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

Options may not be granted under the 1995 Plan after November 7, 2005. The exercise price of the options granted under the 1995 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO's granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO's are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO's. The total number of options granted under the 1995 Plan, as of December 31, 2000 was 3,190,000.

1998 Plan

Under the Company's 1998 Stock Option Plan (the "1998 Plan"), the Company's employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company's common stock. The Plan allows the Company to grant incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and ISOs and NQSOs in tandem with stock appreciation rights("SARs", collectively "Options"). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 1998 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. The 1998 Plan was submitted to and approved by the Company's stockholders at its annual meeting in 1998. The total number of shares granted under the 1998 Plan, as of December 31, 2000, was 3,056,965.

2000 Plan

Under the Company's 2000 Stock Option Plan (the "2000 Plan"), the Company's employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company's common stock. The Plan allows the Company to grant incentive stock options ("ISOs"), nonqualified stock options ("NQSOs"), and ISOs and NQSOs in tandem with stock appreciation rights("SARs", collectively "Options"). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 2000 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. The 2000 Plan was submitted to and approved by the Company's stockholders at its annual meeting in 2000. There were no shares granted under the 2000 Plan, as of December 31, 2000.

Activity in the 1995 and 1998 Stock Option Plans for the years ended December 31, 1998, 1999 and 2000 was as follows:

                                                              Weighted Average
                                         Number of             Exercise Price
                                          Shares                 Per Share
                                         ---------            ----------------

Outstanding, December 31, 1997           3,521,250                  $0.83
Granted                                  2,007,000                  $2.00
Exercised                                  (21,500)                 $.050
Expired                                    (68,750)                 $.074
                                        ----------

Outstanding December 31, 1998            5,438,000                  $1.23
Granted                                  2,242,275                  $0.95
Exercised                                 (523,000)                 $0.61
Expired                                 (1,410,000)                 $2.00
                                        ----------

Outstanding December 31, 1999            5,747,275                  $0.99

Granted                                  1,092,857                  $0.65
Exercised                               (2,267,550)                 $0.64
Expired                                 (1,137,667)                 $1.04
                                        ----------

Outstanding December 31, 2000            3,434,915                  $1.08
                                        ==========

As of December 31, 2000, options to acquire 3,194,249 shares of the Company's common stock with exercise prices ranging from $0.43 to $2.00, were fully vested and exercisable at a weighted average exercise price of $1.05 per share. The remaining 240,666 options, with exercise prices ranging from $0.69 to $2.00, having a weighted average exercise price of $0.66 per share, will vest through 2010.

If not previously exercised, options outstanding at December 31, 2000, will expire as follows: 105,500 options expire on July 31,2005; 50,000 options expire on November 1, 2005; 100,000 expire on December 1, 2007; 862,000 options expire on December 31, 2007; 684,000 options expire on June 29, 2008; 540,058 options expire on March 30, 2009; 200,000 options expire on April 27, 2010; 300,000 options  expire on July 10,  2010;  142,857  options  expire  on July 11,  2010;
350,000 options expire on August 24, 2010; and 100,000 options expire on December 14, 2010. The weighted average grant date fair value of the options issued during 1998 and the weighted average exercise price of those options amounted to $0.68 and $2.00, respectively. The weighted average grant date fair value of the options issued during 1999 and the weighted averaged exercise price of those options amounted to $0.75 and $0.95 respectively. The weighted average grant date fair value of the options issued during 2000 and the weighted averaged exercise price of those options amounted to $0.22 and $0.62 respectively.

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

                                                         2000                1999               1998
                                                         ----                ----               ----
Net loss applicable to       As reported            $(25,427,705)       $(14,917,868)     $  (9,103,113)
  common stockholders        Pro forma               (25,797,194)        (16,314,519)       (10,545,636)

Net loss per common share    As reported            $      (0.23)       $      (0.20)     $       (0.17)
                             Pro forma              $      (0.24)              (0.22)             (0.20)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk- free rates of 4.5% to 6.1%; volatility ranging from 96.01% to 105.51%, no assumed dividend yield; and expected lives of 1.5 months to 3 years.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES:

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

Employment Contracts

Dr. George N. Faris is employed as Chairman of the Board until December 31, 2002 at an annual salary of $250,000. The agreement provides that if the initial term is not extended, we will retain Dr. Faris, at his discretion, as a consultant for a period of two calendar years ending December 31, 2004 at an annual salary equal to 50% of his annual base salary at December 31, 2002. The agreement also provides for, a) a severance payment equal to one month's salary for each full year of employment beginning January 1, 1995, based on base salary at December 31, 1999 and b) a change in control payment equal to 2.99 times the greater of
(i) $350,000 or (ii) his base salary in effect on date of termination as a result of a change in control. Following the resignation of Joe Michael McKinney on July 7, 2000, Dr. Faris assumed the title and responsibilities of Acting Chief Executive Officer and his salary was increased to $350,000 per year until such time as a permanent Chief Executive Officer is hired.

Transfer of Funds - U.S. and Foreign

The Company currently operates in the Republic of Kazakhstan and there are no restrictions on the transfer of funds into and out of the country between the Company's U.S. and foreign branch of its subsidiary, AIPK.

Lease commitments

The Company leases office space under two operating leases which expire in 2003 and 2006. Future minimum annual payments under these operating leases are $464,000, $474,000, $479,000, $268,800 and $268,800 for 2001, 2002, 2003, 2004,
and 2005, respectively, and $268,800 thereafter. Non-cancellable subleases total $152,400, $152,448, $158,500, $161,728, and $165,000 for 2001, 2002, 2003, 2004,
and 2005, respectively.

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under non-cancelable subleases. The composition of total rental expense for all operating leases was as follows:

                                     2000              1999             1998
                                     ----              ----             ----

Minimum rentals                    $496,870          $431,242         $150,530
Less - sublease rentals            (113,879)               --               --
                                   --------          --------         --------

Total rent expense                 $382,991          $431,242         $150,530
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

In addition to seeking the recovery of compensatory and punitive damages, Trifinery sought injunctive relief. Specifically, Trifinery sought to enjoin the Company and AIRI from: (1) offering employment positions to the key employees of Trifinery; (2) contacting the suppliers, joint venture partners and customers of Trifinery in the pursuit of business opportunities; (3) interfering with the contractual relationship existing between Trifinery and St. Marks Refinery, Inc.; and (4) disclosing or using any confidential information obtained during the due diligence process to the detriment of Trifinery. The Company and AIRI have asserted to a general denial to the allegations asserted by Trifinery. The Company and AIRI also moved the district court to refer the matter to arbitration, as provided for in the Confidentiality Agreement, and to stay the pending litigation. On March 27, 1998, the district court referred the matter to arbitration, as requested by the Company and AIRI, and stayed litigation. At present, the dispute existing between the Company, AIRI and Trifinery in Texas will be decided by a panel of three arbitration judges under the American Arbitration Association rules for commercial disputes. Two arbitrators have been identified by the parties and the third is in the process of being chosen. The Company and AIRI are vigorously defending this matter and the Company anticipates a favorable outcome, although a definitive outcome is not yet determinable.

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

NOTE 11 - INCOME TAXES:

The Company reported a loss from operations during 1998, 1999, and 2000 and has a net operating loss carryforward from prior years' operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $67,500,000 which expire in years 2001 through 2019. Due to a change in control, as defined in Section 382 of the Internal Revenue Code ("382"), which occurred in 1994 and 1998, the Company's utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company's future use of its loss carryforwards.

The components of the Company's deferred tax assets and liabilities are as follows:

                                                                             December 31,
                                                                    ------------------------------
                                                                         2000             1999
                                                                         ----             ----
Deferred taxes:
     Net operating loss carryforwards                               $ 24,415,000      $ 19,745,000
     Allowance for doubtful accounts                                   1,300,000         1,300,000
     Depreciation, depletion, amortization and impairment              2,796,000        (1,951,000)
                                                                    ------------      ------------
Net deferred tax asset                                                28,511,000        19,094,000
                                                                    ------------      ------------
Valuation allowance                                                 $(28,511,000)     $(19,094,000)
                                                                    ============      ============

The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 2000 of approximately $9,417,000 primarily reflects the increase in the Company's net operating loss carryforwards during the year.

A reconciliation of the provision for income taxes to the statutory United States tax rate is as follows (in thousands):

                                                                 For the Year Ended December 31,
                                                         -----------------------------------------------
                                                             2000              1999              1998
                                                         -----------       -----------       -----------
Federal tax benefit computed at statutory rate           $(8,645,000)      $(5,072,000)      $(3,095,000)
Other, net                                                  (772,000)          435,000          (212,000)
Increase in valuation allowance                           (9,417,000)      $(4,637,000)      $(3,307,000)
                                                         -----------       -----------       -----------
     Actual provision                                    $        --       $        --       $        --
                                                         ===========       ===========       ===========

NOTE 12 - CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. Trade accounts receivable outstanding at December 31, 2000 have been collected in the normal course of business. A note receivable of $1,493,750 received in the sale of the Colombia and Peru properties, was due during 1998 and in default and has been fully reserved at December 31, 2000. An additional MIP note receivable of $1,252,696 also received in the sale mentioned above and due in 2000 is payable out of production from the Colombia properties. This note is carried at full value at December 31, 2000 and the Company has been receiving monthly payments on this note and has no reason to believe that it will not collect this receivable (See Note 15). At December 31, 2000, the note had been reduced to $575,112 (see Note 4). Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 2000, 100% of the Company's long-term debt which was issued during 1999, matures during 2004. As a result, the Company believes the carrying value of its receivables and long-term debt approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP notes approximates market rates at December 31, 2000.

The estimated fair value of the Company's financial instruments is as follows:

                                                     2000                                           1999
                                         -----------------------------               ---------------------------------
                                           Carrying            Fair                    Carrying               Fair
                                             value             value                     value                value
                                             -----             -----                     -----                -----
MIP Notes Receivable                     $   575,112       $   575,112               $ 1,252,696           $ 1,252,696

Short-term debt                          $ 7,078,173       $ 7,078,173               $ 3,960,331           $ 3,960,331

Long-term debt                           $ 5,565,395       $ 5,565,395               $11,984,592           $11,984,592

Redeemable preferred stock               $ 1,186,751       $ 1,186,751               $        --           $        --

Four of the Company's asphalt customers account for an aggregate of 71% of the Company's sales in 2000. The Company has the ability to draw on it's customer's posted performance bonds and personal guarantees to collect any past due accounts.

NOTE 13 - GEOGRAPHICAL SEGMENT INFORMATION:

The Company has two reportable segments which are primarily in the business of exploration, development, production and oil and natural gas and the refining and marketing of petroleum products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit and loss before income and expenses items incidental to their respective operations. The Company's reportable statements are managed separately because of their geographic locations. Financial information by operating segment is presented below:

Financial information, summarized by geographic area, is as follows:

                                                                Geographic Segment
                                                       ------------------------------------
                                                                                                      Consolidated
2000                                                   United States            Kazakhstan                Total
- ----                                                    ------------           ------------           ------------
Sales and other operating revenue                       $  3,108,670           $         --           $  3,108,670
Interest income and other corporate revenues            $         --           $         --                165,350
                                                        ------------           ------------           ------------

Total revenue                                           $  3,108,670                     --              3,274,020
Costs and operating expense                                8,802,976             12,546,295             21,349,271
                                                        ------------           ------------           ------------

Operating profit (loss)                                 $ (5,694,253)          $(12,546,295)          $(18,075,251)
                                                        ============           ============           ============

General corporate expense                                                                                4,062,683
Interest expense and incremental yield on
  preferred stock                                                                                        3,289,771
                                                                                                      ------------

Net loss applicable to common stockholders                                                            $(25,427,705)
                                                                                                      ============

Identifiable assets at December 31, 2000                $ 31,105,826           $ 21,138,161           $ 52,243,987
                                                        ============           ============

Corporate assets                                                                                         2,754,435
                                                                                                      ------------

Total assets at December 31, 2000                                                                     $ 54,998,422
                                                                                                      ============

Depreciation, depletion, amortization

  and provision for impairment                          $  1,844,942           $ 12,546,295           $ 14,391,237
                                                        ------------           ------------           ============

Capital Expenditures, net of cost recoveries            $     71,728           $  2,677,857           $  2,749,585
                                                        ============           ============           ============

                                                                Geographic Segment
                                                        ------------------------------------
                                                                                                      Consolidated
1999                                                    United States            Kazakhstan               Total
- ----                                                     ------------           ------------          ------------
Sales and other operating revenue                        $  8,137,867           $         --          $  8,137,867
Interest income and other corporate revenues                       --                     --               214,171
                                                         ------------           ------------          ------------

Total revenue                                            $  8,137,867                     --             8,352,038
Costs and operating expense                                13,116,830                     --            13,116,830
                                                         ------------           ------------          ------------

Operating profit (loss)                                  $ (4,978,963)          $         --          $ (4,764,792)
                                                         ============           ============

General corporate expense                                                                                3,652,497
Interest expense                                                                                         6,500,579
                                                                                                      ------------

Net loss                                                                                              $(14,917,868)
                                                                                                      ============

Identifiable assets at December 31, 1999                 $ 33,877,437           $ 32,162,385          $ 66,039,822
                                                         ============           ============

Corporate assets                                                                                         3,618,447
                                                                                                      ------------

Total assets at December 31, 1999                                                                     $ 69,658,269
                                                                                                      ============

Depreciation, depletion and amortization                 $  1,730,710           $         --          $  1,730,710
                                                         ------------           ------------          ============

Capital Expenditures, net of cost recoveries             $  1,062,053           $  8,498,390          $  9,560,443
                                                         ============           ============          ============

                                                                  Geographic Segment
                                                           ----------------------------------
                                                                                                      Consolidated
1998                                                       United States          Kazakhstan              Total
- ----                                                       ------------          ------------         ------------
Sales and other Refinery operating revenue (1)             $ 11,394,009          $         --         $ 11,394,009
Interest income and other corporate revenues                         --                    --              460,597
                                                           ------------          ------------         ------------

Total revenue                                              $ 11,394,009                    --           11,854,606
Costs and operating expense                                  14,214,767                    --           14,214,767
                                                           ------------          ------------         ------------

Operating profit (loss)                                    $ (2,820,758)         $         --         $ (2,360,061)
                                                           ============          ============

General corporate expense                                                                                4,830,003
Interest expense                                                                                        (1,912,949)
                                                                                                      ------------

Net loss                                                                                              $ (9,103,113)
                                                                                                      ============

Identifiable assets at December 31, 1998                   $ 35,234,530          $ 22,677,073         $ 57,911,603
                                                           ============          ============

Corporate assets                                                                                         2,949,731
                                                                                                      ------------

Total assets at December 31, 1998                                                                     $ 60,861,334
                                                                                                      ============

Depreciation, depletion and amortization                   $    813,088          $         --         $    813,088
                                                           ------------          ------------         ============

Capital Expenditures, net of cost recoveries               $ 15,494,897          $ 10,748,427         $ 26,243,324
                                                           ============          ============         ============

(1) Refinery sales to Conoco accounted for 19% of the Company's sales during the year.

NOTE 14 - SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES AND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following non-cash transactions:

                                                                         2000              1999               1998
                                                                         ----              ----               ----
Conversion of debentures                                            $ 6,852,115        $ 7,602,373        $15,526,380
Stock issued in lieu of current liabilities                           1,926,125          1,473,713          1,669,717
Issuance of warrants related to convertible debentures                  254,077          1,584,106            936,459
Issuance of stock - unearned compensation                                    --                 --            196,900
Issuance of stock - compensation                                         20,000                 --                 --
Issuance of stock - services                                            306,790            654,453            128,125
Issuance of stock and warrants - for oil and gas properties                  --          1,852,366                 --
Issuance of stock- for refinery and equipment                                --                 --          1,687,500
Issuance of stock for collateral on debt                                 24,000          1,065,938                 --
Preferred stock converted into common stock                         $ 5,282,978        $        --        $        --

Cash paid for interest, net of amounts capitalized, was $799,051, $1,943,124, and $62,532, during 2000, 1999, and 1998, respectively. Cash paid for corporate franchise taxes was $111,577, $94,506, and $60,078, during 2000, 1999, and 1998, respectively.

Interest capitalized was $547,786 and $7,055,340 during the years 1999 and 1998, respectively. No interest was capitalized during 2000.

NOTE 15 - SUBSEQUENT EVENTS:

Mercantile International Petroleum Notes

In February 1999, Mercantile International Petroleum, Inc. failed to pay the Company the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of its oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties signed a letter agreement, under which Mercantile acknowledged its indebtedness to the Company in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with the earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,888,000 by issuing a new 11.5% convertible debenture to the Company. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to the Company amounting to the greater of $70,000 or 80% of its Colombian subsidiary's net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary's net income until the debt is retired. The unpaid portion of the debt is convertible into Mercantile common stock at the option of the Company, at any time at $1.50 per share.

MIP issued to AIPC (i) a Corporate Continuing Guaranty whereby MIP guarantees the obligations of MCOG under the Exchangeable Subordinated Debenture in favor of AIPC, (ii) an Exchange Rights Agreement pursuant to which MIP agrees to issue up to 1,933,160 common shares of the MIP on conversion of the Debenture and
(iii) a Warrant Certificate evidencing warranty for the purchase of up to $2,347,000 common shares of MIP. During 2000, MIP made monthly payments totaling $700,000 toward the note.

All formal documents related to the January 2000 agreement, including the 11.5% convertible debenture, were finalized on February 5, 2001.

NOTE 16 - EMPLOYEE BENEFITS:

During the fourth quarter of 1997 the Company established a defined contribution 401(k) Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each employee may contribute certain amounts of eligible compensation. In July 1998, the Company amended the plan to include a Company matching contribution provision. The plan allows for the Company to match employee contributions into the plan at the rate of $0.50 for each $1.00 contributed by the employee, with a Company matching contribution limited to a maximum of 5% of the employee salary. To be eligible for the Company matching program, employees must be employed by the Company for 90 days. Employer contributions vest evenly over three years from the employee's anniversary date. The Company had contributions for the year ended December 31, 2000, 1999 and 1998 totaling approximately $43,300, $61,500, and $48,600, respectively.

NOTE 17 - UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS:

               Unaudited Selected Quarterly Results of Operations
                      (in thousands, except per share data)

                                                                                            Quarters Ended
                                                                    ---------------------------------------------------------------
                                                                     12/31/00          9/30/00           6/30/00           3/31/00
                                                                    ---------         ---------         ---------         ---------
Revenues                                                            $     446         $     345         $   1,272         $   1,211
Net loss                                                            $ (15,030)        $  (3,107)        $  (3,264)        $  (3,483)
Net loss applicable to common stockholders                          $ (15,574)        $  (3,107)        $  (3,264)        $  (3,483)

Earnings Per Share - Basic and Diluted
- --------------------------------------
Net loss                                                            $   (0.13)        $   (0.03)        $   (0.03)        $   (0.04)
Weighted average shares                                               121,479           109,855           107,044            97,670

                                                                                            Quarters Ended
                                                                    ---------------------------------------------------------------
                                                                     12/31/99          9/30/99           6/30/99           3/31/99
                                                                    ---------         ---------         ---------         ---------
Revenues                                                            $   3,908         $     345         $   2,193         $   1,905
Net loss                                                            $  (3,197)        $  (4,654)        $  (4,030)        $  (3,037)
Net loss applicable to common stockholders                          $  (3,197)        $  (4,654)        $  (4,030)        $  (3,037)

Earnings Per Share - Basic and Diluted
- --------------------------------------
Net loss                                                            $   (0.04)        $   (0.06)        $   (0.06)        $   (0.04)
Weighted average shares                                                82,293            73,998            69,612            66,060

                      SUPPLEMENTARY OIL AND GAS INFORMATION
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

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

                AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
                      SUPPLEMENTARY OIL AND GAS INFORMATION
                                   (UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS

                                                            Kazakhstan                                      Total
                                           -------------------------------------------   -------------------------------------------
                                              2000(1)         1999(1)        1998(1)        2000(1)         1999(1)        1998(1)
                                           ------------    ------------   ------------   ------------    ------------   ------------
Unevaluated property not
   subject to amortization                 $ 21,681,343    $ 31,556,376   $ 23,438,886   $ 21,681,343    $ 31,556,376   $ 23,438,886
Evaluated properties                         12,546,295              --             --     12,546,295              --             --
Accumulated deprecia-
   tion, depletion and
   amortization and
    provision for impairment                (12,546,295)             --             --    (12,546,295)             --             --
                                           ------------    ------------   ------------   ------------    ------------   ------------
Net Capitalized costs                      $ 21,681,343    $ 31,556,376   $ 23,438,886   $ 21,681,343    $ 31,556,376   $ 23,438,886
                                           ============    ============   ============   ============    ============   ============
Costs incurred in oil and gas
 property acquisition,
exploration and
development activities                     $         --    $         --   $         --   $         --    $         --   $         --
                                           ------------    ------------   ------------   ------------    ------------   ------------

Property acquisition
  costs - proved and
  unproved properties                      $         --    $  2,724,166   $ 11,724,477   $         --    $  2,724,166   $ 11,724,477
Exploration Costs                             2,671,262       5,393,324     11,714,409      2,671,262       5,393,324     11,714,409
Development costs                                    --              --             --             --              --             --
Results of operations for oil
  and gas producing activities                       --              --             --             --              --             --

Oil and gas sales                          $         --    $         --   $         --   $         --    $         --   $         --
                                           ------------    ------------   ------------   ------------    ------------   ------------
Lease operating costs                                --              --             --             --              --             --
Depreciation, depletion
  and amortization                                   --              --             --             --              --             --
Provision for impairment
of oil and gas properties                    12,546,295              --             --     12,546,295              --             --
                                           ------------    ------------   ------------   ------------    ------------   ------------
                                             12,546,295              --             --     12,546,295              --             --
                                           ------------    ------------   ------------   ------------    ------------   ------------

Income (loss) before
  tax provision                             (12,546,295)             --             --    (12,546,295)             --             --
                                           ------------    ------------   ------------   ------------    ------------   ------------
Provision (benefit) for
  income tax                                         --              --             --             --              --             --
Results of operations                      $(12,546,295)   $         --   $         --   $(12,546,295)   $         --   $         --
                                           ============    ============   ============   ============    ============   ============

(1) Unevaluated property not subject to amortization includes Kazakhstan properties and non-Kazakhstan oil and gas properties.

INDEPENDENT AUDITOR'S REPORT ON SCHEDULE

Stockholders and Board of Directors
American International Petroleum Corporation
New York, New York

We have audited the consolidated financial statements of American International Petroleum Corporation and its subsidiaries as of December 31, 2000 and 1999, and for each of the years in the three-year period ended December 31, 2000. Our audits for such years also included the financial statement schedule of American International Petroleum Corporation and its subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 2000. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to report on this schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

HEIN + ASSOCIATES

Houston, Texas
March 23, 2000

          AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
                 SCHEDULE I - VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                           Balance at     Additions Charged          Deductions:
                                          Beginning of      to Costs and         Accounts Written off
Description                                   Year             Expenses            Against Allowance     Balance at End of Year
- -------------------------------           ------------    -----------------      --------------------    ----------------------
December 31, 1998
Allowance for Doubtful Accounts              $1,921             $1,494                   $   --                  $3,415

December 31, 1999
Allowance for Doubtful Accounts              $3,415             $   --                   $1,921                  $1,494

December 31, 2000
Allowance for Doubtful Accounts              $1,494             $   --                   $   --                  $1,494

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    AMERICAN INTERNATIONAL PETROLEUM CORPORATION

Dated:  __________,2001

                                    By: /s/ Denis J. Fitzpatrick
                                        --------------------------------
                                        Denis J. Fitzpatrick
                                        Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:

By:  /s/ George N. Faris                            Date: __________,2001
     George N. Faris, Chairman
     of the Board of Directors


By: /s/ Joe Michael McKinney                        Date: __________,2001
     Chief Executive Officer


By:  /s/ Denis J. Fitzpatrick                       Date:  _________, 2001
     Denis J. Fitzpatrick
     Vice President, Secretary,
     Principal Financial and
     Accounting Officer


By:  /s/ Donald G. Rynne                            Date:  __________, 2001
     Donald G. Rynne, Director


By:  /s/ Daniel Y. Kim                              Date:  __________, 2001
     Daniel Y. Kim, Director


By:  /s/ William R. Smart                           Date:  __________, 2001
     William R. Smart, Director


By:  /s/ John H. Kelly                              Date:  __________, 2001
     John H. Kelly,  Director

                                  Exhibit Index

Exhibit
Number              Description
- ------              -----------

21.1                Subsidiaries of the Registrant

27.1                Financial Data Schedule