Form 10-Q
period 2001-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2001-05-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20449 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

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

Yes _X_   No ___

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of May 1, 2001 is 152,371,308 shares.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 159,391	$ 684,603
Accounts and notes receivable, net	2,320,281	392,741
Inventory	97,527	156,110
Deferred financing costs	—	2,211
Prepaid expenses	450,135	614,958

Total current assets	3,027,334	1,850,623

Property, plant and equipment:
Unevaluated oil and gas properties	22,886,921	21,681,343
Evaluated oil and gas properties	12,546,295	12,546,295
Refinery property and equipment	38,001,917	38,001,917
Other	1,088,522	1,081,974

	74,523,655	73,311,529
Less - accumulated depreciation, depletion, and amortization	(21,378,359)	(20,906,133)

Net property, plant and equipment	53,145,296	52,405,396
Notes receiviable, less current portion	—	575,112
Other long-term assets, net	105,923	167,291

Total assets	$ 56,278,553	$ 54,998,422

Liabilities and Stockholders' Equity
Current liabilities:
Short-term debentures	$ 5,787,500	$ 5,787,500
Notes payable - officers and directors	200,000	350,000
Notes payable - trade	810,473	940,673
Accounts payable	3,203,780	1,469,498
Accrued liabilities	1,224,399	1,525,098

Total current liabilities	11,226,152	10,072,769
Long-term debt	5,262,852	5,565,395

Total liabilities	16,489,004	15,638,164

Commitments and contingent liabilities (Note 10)	—	—
Minority Interest Liability	305,956	305,956
Redeemable preferred stock, par value $0.01, 7,000,000 shares authorized, 2,500 and 1,250 shares issued and outstanding
at March 31, 2001 and December 31, 2000, respectively	2,372,013	1,186,751
Stockholders' equity:
Common stock, par value $.08, 200,000,000 shares
authorized, 147,672,812 and 132,524,318 shares issued
outstanding at March 31, 2001 and December 31, 2000, respectively	11,813,825	10,601,945
Additional paid-in capital, common stock	156,873,473	156,234,428
Common stock issued as collateral, held in escrow	(243,750)	(162,500)
Accumulated deficit	(131,331,968)	(128,806,322)

Total stockholders' equity	37,111,580	37,867,551

Total liabilities and stockholders' equity	$ 56,278,553	$ 54,998,422

The accompanying notes are an integral part of these consolidated fnancial statements. 2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIESCONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, (Unaudited)

	2001	2000
Revenues:
Product revenues	$ 1,331,645	$ —
Refinery operating revenues	885,329	1,182,957
Other	46,956	27,873

Total revenues	2,263,930	1,210,830

Expenses:
Costs of goods sold - refinery	1,302,259
Operating costs - refinery	1,174,381	1,391,929
General and administrative	1,475,119	1,891,355
Depreciation, depletion and
amortization	461,137	518,164
Interest	159,289	892,437

Total expenses	4,572,185	4,693,885

Net loss	(2,308,255)	(3,483,055)
Incremental yield on preferred stock	217,391	—

Net loss applicable to common stockholders	$ (2,525,646)	$(3,483,055)

Net loss per share of common stock - basic and diluted	$ (0.02)	$ (0.04)

Weighted-average number of shares
of common stock outstanding	143,183,665	97,670,153

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE MONTHS ENDED MARCH 31, (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(2,308,255)	$(3,483,055)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Incremental yield on preferred stock	(217,391)	—
Depreciation, depletion, amortization and accretion of
discount on debt	718,185	1,096,891
Accretion of premium on notes receivable	—	(22,416)
Issuance of stock for compensation expense	—	11,250
Changes in assets and liabilities:
Accounts and notes receivable	(1,592,428)	(215,663)
Inventory	58,583	423,039
Increase (decrease) in prepaid and other	167,034	(474,343)
(Increase) decrease in accounts payable and accrued liabilities	1,453,097	(398,067)

Net cash used in operating activities	(1,721,175)	(3,062,364)

Cash flows from investing activities:
Additions to oil and gas properties	(1,194,489)	(851,183)
Additions to refinery property and equipment	—	(16,693)
Decrease to other long term assets	294,820	342,579

Net cash used in investing activities	(899,669)	(525,297)

Cash flows from financing activities:
Net increase in short-term debt	—	1,812,083
Net increase (decrease) in notes payable	(130,200)	166,466
Net decrease in notes payable - officers	(150,000)	—
Proceeds from exercise of stock options and warrants	3,819	191,438
Proceeds from sale of preferred stock	2,372,013	—

Net cash provided by financing activities	2,095,632	2,169,987

Net decrease in cash and
cash equivalents	(525,212)	(1,417,674)
Cash and cash equivalents at beginning of period	684,603	1,753,707

Cash and cash equivalents at end of period	$ 159,391	$ 336,033

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (Unaudited)

	Common stock		Additional paid-in	Common Stock Held	Accumulated
	Shares	Amount	capital	In Escrow	deficit	Total
Balance, January 1, 2001	132,524,318	$10,601,945	$156,234,428	$(162,500)	$(128,806,322)	$ 37,867,551

Conversions of debentures	2,740,812	219,265	102,935	—	—	322,200
Issuance of stock in lieu of
current liabilities	267,005	21,360	10,149	—	—	31,509
Issuance of stock options and warrants	—	—	8,018	—	—	8,018
Options and warrants exercised	29,375	2,350	1,469	—	—	3,819
Stock issued and adjustment to value of stock
previously issued for collateral on debt	—	—	81,250	(81,250)	—	—
Preferred stock converted into common stock	12,111,302	968,904	217,834	—	—	1,186,738
Imputed interest convertiible preferred stock	—	—	217,391	—	—	217,391
Net loss for the period	—	—	—	—	(2,525,646)	(2,525,646)

Balance, March 31, 2001	147,672,812	$11,813,825	$156,873,473	$(243,750)	$(131,331,968)	$ 37,111,580

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2001

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries (the “Company”) have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2001, the results of operations for the three month period ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles and practices applied consistently with those used in the preparation of the Company’s 2000 Annual Report on Form 10-K.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accom-panying unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2000 Annual Report on Form 10-K.

2. Segment Information

We have three major segments of business – refining, petroleum product sales and oil and gas exploration and development. In late February 2001, the refinery commenced processing crude oil for a third party on a fixed throughput fee basis, plus adjustments for fluctuating energy costs associated with the processing. Also during this quarter, we commenced buying and selling petroleum products through our petroleum products trading segment. We have had no oil and gas production operations since the first quarter of 1997 when we sold our South American wholly-owned oil and gas subsidiaries. Since this sale, our oil and gas activities have principally included geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. We have yet to implement oil and/or gas production operations in Kazakhstan. For the three months ending March 31, 2001, the Company’s refining segment, located in the Gulf Coast area of the United States, had operating revenues of $885,000 and costs and operating expenses of $1,174,000. The petroleum product sales segment had revenues of $1,332,000 and costs of $1,302,000 for the three months ended March 31, 2001. Interest income and other corporate revenues totaled $47,000 with general corporate expense, interest expense and depreciation being $1,475,000, $159,000, and $461,000, respectively. The Company’s identifiable assets at March 31, 2001 totaled $32,149,000 operating assets in the United States, $23,008,000 for Kazakhstan, and $1,122,000 of corporate assets.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended March 31, 2001 as compared to the Three Months Ended March 31, 2000

Refinery Operations:

During the first quarter of 2001, our refinery segment recorded revenues of approximately $885,000 of which $780,000 was derived from processing activities. We did not commence processing until the last week of February, but incurred the costs until then to maintain the refining unit with no offsetting revenues. These costs approximated $375,000 of the total $1,174,000 of operating costs for the first quarter of 2001.

During the first quarter of 2000, the Company recorded revenues of approximately $1,183,000, related totally to its asphalt sales with costs of approximately $1,184,000. Since the third quarter of 2000, we have been operating an asphalt business within a joint venture structure and accounting for our interest using the Equity Method. We had approximately $105,000 of net income from the joint venture asphalt operations for the first quarter of 2001. Actual asphalt sales volumes decreased slightly, 3%, from 7,600 tons in the first quarter of 2000 compared to 7,356 tons in the current quarter. The decrease and the lack of additional sales during that period is primarily attributable to thirty-eight days of rain we experienced during the first quarter of 2001. However, the joint venture currently has a backlog of asphalt sales orders of approximately 70,000 tons valued at approximately $11,000,000 with very positive operating margins.

Our St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Because of the high cost of asphalt products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles, we have not operated in the St. Marks market during that time. Since these conditions have continued, St Marks was not operated during the first quarter of 2001. However, conditions have improved and we are considering reopening the St. Marks facility in the second quarter of this year.

The product sales and marketing segment had revenues of approximately $1,332,000 with costs of products of approximately $1,302,000. The petroleum product trading segment buys and sells refined crude oil products from and to third parties. It commenced operations during the last few days of March 2001 and had sales of over 55,000 barrels of various products during that period. It currently has agreements to sell approximately 150,000 barrels per month of products through September 21, 2001.

Other Revenues:

Other revenues increased approximately $19,000 during the current quarter compared to the same period last year. We had income from the sublease of available space in our New York office of approximately $38,000 during the current quarter that we did not have during the same period last year. Interest income decreased $20,000 during the current quarter compared to the same period last year primarily due to lesser funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and administrative expenses, (“G&A”) decreased approximately $416,000 compared to the first quarter of 2000. Financing costs, included in G&A, decreased approximately $392,000 primarily because our prepaid bond costs related to outstanding debt over the past year had been materially written off during 2000. Certain other expenses fluctuated during the current quarter compared to the same period in 2000 as follows: payroll and employee related costs decreased approximately $38,000; travel and public relations expenses decreased approximately $10,000 and $82,000, respectively; professional fees and corporate and property taxes increased approximately $39,000 and $31,000, respectively; and insurance costs increased approximately $18,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization expense decreased approximately $57,000 during the current period compared to the same period last year due to an adjustment in depreciation expense.

Interest expense:

Interest expense decreased approximately $733,000 during the current quarter compared to the same quarter in 2000. Outstanding interest bearing debt instruments decreased to $7,000,000 in the current quarter from $16,000,000 during the same period last year and accounts for approximately $391,000 of the decrease in interest expense during the current quarter compared to the same quarter last year. Non-cash charges of approximately $257,000 were recorded during the first quarter of 2001 for financing costs related to the Company’s outstanding convertible debentures and Preferred stock sales compared to $382,000 of non-cash charges recorded in 2000, a decrease of $125,000.

Liquidity and Capital Resources

During the first quarter ended March 31, 2001, the Company used a net amount of approximately $1,721,000 for operations, which reflects approximately $718,000 in non-cash provisions, including $257,000 in loan costs, and depreciation and amortization of $461,000. Approximately $59,000 was provided during the period to decrease product and feedstock inventory and a net $28,000 was used to increase accounts payable and accrued liabilities and prepaid and other assets and to increase current assets other than cash. Additional uses of funds during the quarter included additions to oil and gas properties of $1,194,000. Cash for operations was provided, in part, by net proceeds from the sale of Preferred stock of approximately $2,372,000.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile informed us they expect the payments to resume upon resolution of this dispute, which they estimate will occur this July. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time at $1.50 per share. Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants is $1.00 per share during 2001 and $1.50 during 2002.

Since December 1999, we have sold an aggregate of $7.35 million principal amount of bridge notes to GCA Strategic Investment Fund Limited. As of December 31, 2000, we had repaid $1.56 million of the bridge notes, leaving an outstanding principal balance of approximately $5.8 million due and payable on April 28, 2001. On April 16, 2001 we reached an agreement with GCA to extend the due dates and renegotiate the terms of these notes. The definitive agreements are expected to be concluded in May this year.

On July 17, 2000, we entered into a securities purchase agreement with GCA for the sale of $10,000,000 of our series A convertible preferred stock. As of January 31, 2001, we had sold a total of 8,750 shares of our series A convertible preferred stock to GCA under the securities purchase agreement for a total purchase price of $8,750,000.

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

The proceeds from the equity line are being used primarily for our operations in Kazakhstan and to supplement cash flows provided by the refining and asphalt operations. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. Each investor was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the reentry work at our Begesh oil well in Kazakhstan. As of May 1, 2001, we had an aggregate outstanding principal balance remaining on these notes of $300,000.

In the fourth quarter of 2000, we initiated the reentry of the Begesh #1 oil well on License 953 in Kazakhstan, which was drilled by the Russians in the 1960‘s, to test a key upper Jurassic interval known to be productive in the general locale of the well. The reentry, which was started in November 2000, cost approximately $1 million and was funded from proceeds from the promissory notes and the GCA equity line. Although the reentry was completed in 2001, it satisfied our minimum work requirement at License 953 for the year 2000. During our initial testing, no economical quantities of recoverable oil was discovered at the Begesh, but one of our partners has indicated a desire to test deeper zones at the Begesh well on an exclusive operations basis. However, we have no assurance at this time that this partner will proceed with this operation. We have satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000 and are planning to negotiate an extension of the exploration contract and the remaining $4 million minimum work program with the Kazakhstan government.

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

In October 2000, we signed a framework agreement with Zao Kaztransgaz, a Kazakhstan government company involved in the transportation and marketing of natural gas within Kazakhstan, whereby Kaztransgaz will purchase up to 200 million cubic feet of natural gas per day from our 100 percent owned License 1551 in western Kazakhstan, for an initial period of 15 years. We are also currently engaged in negotiations with Gazprom, the Russian gas transport company and with other potential purchasers and transporters, for the transportation and sale of our anticipated Shagryly gas production, as well as third party gas which we may decide to purchase and sell. Upon the signing of a gas sales agreement and completion of the first phase of the drilling program, we believe the related gas reserves would then be classified as “proved”. This should result in a significant increase in our market value and provide us with a borrowing base for conventional, non-convertible financing, mitigating or negating the need for future draw downs on the GCA equity line. However, there can be no assurance at this time that such a gas contract will be signed or that we will be successful with the initial phase of the drilling program.

Alternatively, the Kazakhstan government is negotiating an agreement with Gazprom in connection with the export of Kazakhstan gas to western markets. The Kazakhstan government has informed us that it will furnish all necessary support to us to have access to these gas markets. Such access would allow us to market our gas directly to the western end-users, significantly enhancing the value of our gas reserves in Shagryly.

In September 2000, we entered into a processing agreement with Sargeant Bulktainers Inc., a division of Sargeant Marine, Inc., wherein Sargeant agreed to process a minimum of 300,000 barrels of crude oil per month through our Lake Charles, Louisiana refinery’s Atmospheric Distillation Unit (“ADU”). When combined with the fees derived from processing through the facility’s Vacuum Distillation Unit (“VDU”), at these levels, the resultant cash flows derived from the ADU processing, coupled with the asphalt operation, and our marketing and trading business mentioned below, should be sufficient to adequately support our domestic operatons.

However, since inception of the processing agreement, Sargeant has only processed approximately 650,000 barrels of crude oil through our facility. Although Sargeant has indicated that it plans to comply with its obligations under the processing agreement, there can be no assurance it will do so. In addition, the term of the processing agreement with Sargeant ends on September 21, 2001. We are therefore currently having discussions with other entities who have expressed an interest in processing through our facility, either by paying us a fee to process their crude or providing us with the necessary capital to enable us to purchase and process our own crude oils, either jointly or alone. If Sargeant does not comply with their obligations under their agreements with us and we are unable to find another party willing and able to enter into similar or other agreements to process crude oil at our refinery, we will need to access the Equity Line to supplement our cash requirements and may be required to terminate the processing segment of our business.

Our Gulf Coast Petroleum Trading, Inc. subsidiary also has entered into an agreement to purchase the resultant jet fuel, naphtha, kerosene, diesel oil, and vacuum gas oil from Sargeant, which we then market for our own account throughout the country.

In July 2000, we entered into an annually renewable one-year joint venture with Sargeant to service our existing asphalt supply obligations and expand our asphalt business. The joint venture agreement provides for Sargeant to provide and finance the feedstocks required. Sargeant has been complying with this obligation. We generally receive 50% of the profits generated from the joint venture’s asphalt operations and Sargeant will reimburse us for our direct operating costs up to $13 per ton sold. The joint venture plans to purchase asphaltic by-products produced from the processing agreement, mentioned above, or purchase wholesale asphalt to utilize as feedstock for blending and polymer enhancement. The joint venture’s strategy is to sell primarily higher-margin polymerized asphalt products, which asphalts are expected to approximate at least 75% of its asphalt sales during 2001. Other than providing the direct operating labor and other direct expenditures, for which we are reimbursed, we do not anticipate any material capital requirements for the joint venture asphalt operations in 2001. The joint venture has been profitable since its inception and, as of April 30, 2001, it had a backlog of approximately 70,000 tons of asphalt totaling approximately $11 million worth of contracts.

We are currently negotiating a renewal of the joint venture with Sargeant on terms more favorable to us. If we are unable to reach such an agreement, we intend to continue with our asphalt business on our own. Doing so will require us to bear the entire risk of the resultant profit or loss and to purchase and self-finance our feedstock supplies which may result in higher cost of goods sold than we experienced in the joint venture. However, if we do not renew, Sargeant is required to provide the feedstock supplies necessary to supply the backlog existing on the termination date of the joint venture at the lowest cost available.

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

	2001	2004	Total Recorded Amount	Fair Value
Debt:
Carrying Value	$ 1,010,473	$ 5,262,882	$6,273,325	$6,273,325
Effective Interest Rate	11.3%	28.0%

A 10% increase in interest rates would decrease our cash flow by approximately $1,249,000 and would decrease the fair value of our debt instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE

None.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended March 31, 2001, we issued an aggregate of 3,007,817 shares of Common Stock to the Halifax Fund pursuant to aggregate conversions of $322,200 of the outstanding principal balance of our 5% Secured Convertible Debentures (the “Debentures”) and in payment of related interest totaling $31,509. As of March 31, 2001, the outstanding principal balance of the Debentures was $5,446,935. The issuance of the shares of Common Stock upon conversion of the Debentures was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

In the three months ended March 31, 2001, we drew down an aggregate of $2,500,000 from the Equity Line and issued 12,111,302 shares of common stock to GCA pursuant to conversions of Preferred Shares. The issuance and sale of the Preferred Shares and Warrants was exempt from the registration requirements of the Securities Act under Section 4(2) thereof and Rule 506 of Regulation D. The issuance of the shares of Common Stock upon conversion of the Preferred Shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2000

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By /s/ Denis J. Fitzpatrick —————————————————— Denis J. Fitzpatrick Chief Financial Officer