Form 10-Q
period 2001-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2001-08-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20449 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

Yes /X/	No /_/

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of July 30, 2001 is 163,022,219 shares.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
	June 30, 2001	December 31, 2000

Assets
Current assets:
Cash and cash equivalents	$1,254,672	$684,603
Accounts and notes receivable, net	3,157,037	392,741
Inventory	97,527	156,110
Deferred financing costs	37,181	2,211
Prepaid expenses	705,958	614,958

Total current assets	5,252,375	1,850,623

Property, plant and equipment:
Unevaluated oil and gas properties	23,296,866	21,681,343
Evaluated oil and gas properties	12,546,295	12,546,295
Refinery property and equipment	38,050,159	38,001,917
Other	1,099,049	1,081,974

	74,992,369	73,311,529
Less - accumulated depreciation, depletion and amortization	(21,868,018)	(20,906,133)

Net property, plant and equipment	53,124,351	52,405,396
Notes receiviable, less current portion
	—	575,112
Other long-term assets, net	1,041,984	167,291

Total assets	$59,418,710	$54,998,422

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$8,990,566	$5,787,500
Notes payable - officers and directors
	150,000	350,000
Notes payable - trade
	680,273	940,673
Accounts payable	3,692,592	1,469,498
Accrued liabilities	1,842,851	1,525,098

Total current liabilities	15,356,282	10,072,769
Long-term debt	5,282,510	5,565,395

Total liabilities	20,638,792	15,638,164

Commitments and contingent liabilities
Minority Interest Liability
	305,956	305,956
Redeemable preferred stock, par value $0.01, 7,000,000 shares authorized, 750 and 1,250 shares issued and outstanding
at June 30, 2001 and December 31, 2000, respectively
	686,763	1,186,751
Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares authorized,
162,425,482 and 132,524,318 shares issued and outstanding
at June 30 , 2001 and December 31, 2000, respectively	12,994,038	10,601,945
Additional paid-in capital, common stock	158,680,504	156,234,428
Common stock issued as collateral, held in escrow	(169,000)	(162,500)
Accumulated deficit	(133,718,343)	(128,806,322)

Total stockholders’ equity	37,787,199	37,867,551

Total liabilities and stockholders’ equity	$59,418,710	$54,998,422

The accompanying notes are an integral part of these consolidated financial statements. 2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, (Unaudited)
	2001	2000

Revenues:
Product revenues	$3,480,201	$1,224,344
Refinery operating revenues	1,764,040	—
Joint venture income	479,818	—
Other	41,144	47,158

Total revenues	5,765,203	1,271,502

Expenses:
Costs of goods sold	3,362,540	1,139,503
Operating costs - refinery	1,630,983	422,757
General and administrative	1,322,165	1,637,564
Depreciation, depletion and
amortization	478,876	518,166
Interest	1,357,015	817,096

Total expenses	8,151,579	4,535,086

Net loss	$(2,386,376)	$(3,263,584)

Net loss per share of common stock - basic and diluted	$(0.02)	$(0.03)

Weighted-average number of shares
of common stock outstanding	156,661,080	107,044,470

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)
	2001	2000

Revenues:
Product revenues	$4,811,846	$2,407,301
Refinery operating revenues	2,544,475	—
Joint venture income	584,712	—
Other	88,100	75,031

Total revenues	8,029,133	2,482,332

Expenses:
Costs of goods sold	4,664,799	2,116,290
Operating costs - refinery	2,805,364	837,899
General and administrative	2,797,284	3,528,919
Depreciation, depletion and
amortization	940,013	1,036,330
Interest	1,516,304	1,709,533

Total expenses	12,723,764	9,228,971

Net loss	(4,694,631)	(6,746,639)
Incremental yield on preferred stock	217,391	—

Net loss applicable to common stockholders	$(4,912,022)	$(6,746,639)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.07)

Weighted-average number of shares
of common stock outstanding	149,959,603	102,357,311

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS ENDED JUNE 30, (Unaudited)
	2001	2000

Cash flows from operating activities:
Net loss	$(4,912,021)	$(6,746,639)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, depletion, amortization and accretion of
discount on debt	2,338,673	1,761,400
Accretion of premium on notes receivable	—	(22,416)
Non-cash provision for services	—	10,000
Issuance of stock for compensation expense	—	110,790
Changes in assets and liabilities:
Accounts and notes receivable	(2,429,184)	(293,722)
Inventory	58,583	411,464
(Increase) decrease in prepaid and other	(128,180)	341,271
Increase (decrease) in accounts payable
and accrued liabilities	2,550,175	(1,428,004)

Net cash used in operating activities	(2,521,954)	(5,855,856)

Cash flows from investing activities:
Additions to oil and gas properties	(1,593,652)	(902,630)
Additions to refinery property and equipment	(48,242)	(27,317)
Increase to other long term assets	(544,893)	818,568

Net cash used in investing activities	(2,186,787)	(111,379)

Cash flows from financing activities:
Net increase in short-term debt	3,363,378	4,599,934
Net increase (decrease) in notes payable – trade	(260,400)	35,301
Net (decrease) in notes payable – officers	(200,000)	—
Proceeds from exercise of stock options and warrants	3,819	191,438
Proceeds from sale of preferred stock	2,372,013	—
Net cash provided by financing activities	5,278,810	4,826,673

Net (decrease) in cash and
cash equivalents	570,069	(1,140,562)
Cash and cash equivalents at beginning of period	684,603	1,753,707

Cash and cash equivalents at end of period	$1,254,672	$613,145

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY (Unaudited)
	Common stock		Additional paid-in	Common Stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total

Balance, January 1, 2001	132,524,318	$10,601,945	$156,234,428	$(162,500)	$(128,806,322)	$37,867,551

Conversions of debentures	2,740,812	219,265	102,935	—	—	322,200
Issuance of stock in lieu of current liabilities	267,005	21,360	10,149	—	—	31,509
Issuance of stock options and warrants	—	—	354,088	—	—	354,088
Options and warrants exercised	29,375	2,350	1,469	—	—	3,819
Stock issued and adjustment to value of
stock previously issued for collateral
on debt	—	—	6,500	(6,500)	—	—
Preferred stock converted into common stock	26,863,972	2,149,117	722,863	—	—	2,871,980
Imputed interest convertiible preferred stock	—	—	217,391	—	—	217,391
Imputed interest convertiible debentures			1,030,681			1,030,681
Net loss for the period	—	—	—	—	(4,912,021)	(4,912,021)

Balance, June 30, 2001	162,425,482	$12,994,038	$158,680,504	$(169,000)	$(133,718,343)	$(37,787,199)

6

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2001, the results of operations for the three and six month periods ended June 30, 2001 and 2000 and cash flows for the six months period ended June 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2000 Annual Report on Form 10-K.

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

2. Segment Information

We have three major business segments – refining, refined product marketing and oil and gas exploration and development. In mid-February of this year, the refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. Also during this year we commenced buying and selling petroleum products through our petroleum products trading segment. We have had no oil and gas production operations since the first quarter of 1997 when we sold our South American wholly-owned oil and gas subsidiaries. Since this sale, our oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. We have yet to implement oil and/or gas production operations in Kazakhstan. For the three months ending June 30, 2001, our refining segment, located in the United States had operating revenues of $2,244,000 and costs and operating expenses of $1,631,000. The refined product marketing segment had revenues of $3,480,000 and costs of $3,363,000 for the three months ended June 30, 2001. Interest income and other corporate revenues totaled $41,000 with general corporate expense, interest expense and depreciation being $1,322,000, $1,357,000, and $479,000, respectively.

For the six months ending June 30, 2001, our refining segment, located in the United States had operating revenues of $3,129,000 and costs and operating expenses of $2,805,000. The refined product marketing segment had revenues of $4,812,000 with costs of $4,665,000. Interest income and other corporate revenues totaled $88,000 with general corporate expense, interest expense and depreciation being $2,797,000, $1,516,,000, and $940,000, respectively. Our identifiable assets in the United States at June 30, 2001 total $34,009,000 refining operating assets, no assets for the refined products marketing segment, $23,409,000 for Kazakhstan, and $2,001,000 of corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended June 30, 2001 as compared to the
Three Months Ended June 30, 2000

Refinery Operations:

During the three months ended June 30, 2001, our refining segment recorded revenues of approximately $2,244,000 which includes approximately $1,701,000 of processing fees and approximately $480,000 of income derived from the asphalt joint venture operation compared to no revenues from refinery operations during the second quarter of 2000. Fees derived from processing feedstocks for a third party commenced during the first quarter of this year and the asphalt joint venture commenced during the third quarter of 2000. The refinery was idle during the second quarter of 2000 and it did not commence processing operations until mid-February of 2001. We incurred approximately $1,631,000 of operating costs during the current quarter compared to approximately $423,000 for the same period last year.

Because of the high cost of asphalt products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles, our St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Operating the St. Marks facility depends upon the future price and availability of asphalt products.

The refined product marketing segment includes sales of various petroleum products and asphalt sales to and from third parties. Related revenues approximated $3,480,000 during the current period with costs of products approximating $3,363,000. We commenced these operations during the latter part of the first quarter of this year and had sales of over 155,000 barrels of various products during the current period. This segment was not in operation during the second quarter of 2000.

During the second quarter of 2000, we had been processing and selling asphalt for our own account with revenues of approximately $1,224,000 and operating cost totaling $1,562,000. Since the third quarter of 2000, we have been operating our asphalt business within a joint venture structure and have been accounting for our interest on the equity method. Actual asphalt sales volumes increased 184%, from 6,800 tons in the second quarter of 2000 to 19,300 for the second quarter of 2001. The increase in the volumes is primarily due to the increase in demand for asphalt and exceptionally good weather the area has experienced this year as compared to the same period last year. As a result of the increased volumes, revenues increased approximately $1,850,000, to approximately $3,074,000 during the second quarter of 2001 compared to $1,224,000 during the same period in 2000. We terminated the joint venture with Sargeant Bulktainers Inc. on June 30, 2001 (see “Management Discussion and Analysis — Liquidity Capital Resources”) and have operated our asphalt business for our own account since that date. As of June 30, 2001 we had a backlog of asphalt sales orders of approximately 64,000 tons valued at approximately $10 million.

Other Revenues:

Other revenues decreased approximately $6,000 during the second quarter of 2001 compared to the same period last year. The change was attributable to a decrease in interest income primarily due to fewer funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and administrative expenses, (“G&A”) decreased approximately $315,000 during the current quarter compared to the same period of 2000. Certain expenses fluctuated during the current quarter compared to the same period in 2000 as follows: payroll and employee related costs decreased approximately $291,000; public relations expenses decreased approximately $23,000; professional fees decreased approximately $57,000; and corporate and property taxes increased approximately $33,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization expense decreased approximately $39,000 during the current quarter compared to the same quarter last year due to an adjustment in depreciation expense.

Interest expense:

Interest expense increased approximately $540,000 to $1,357,000 during the current quarter compared to $817,000 for the same quarter in 2000. During the current quarter we restructured $5,787,500 of bridge Notes into a one year convertible debenture and executed a new $3,630,000 convertible debenture incurring a total of $1,031,000 of non-cash imputed interest charges. This charge accounts for the majority of the approximate $1,146,000 of non-cash charges for the quarter compared to $343,000 of non-cash charges recorded in 2000; an increase of $803,000.

For the Six Months Ended June 30, 2001 as compared
To the Six Months Ended June 30, 2000

Oil and Gas Operations:

During the six months ended June 30 2001 and 2000, we had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations during this period as discussed previously.

Refinery Operations:

During the six months ended June 30 2001, our refining segment recorded revenues of approximately $3,129,000, which include approximately $2,473,000 of processing fees and approximately $585,000 of income derived from the asphalt joint venture operation with operating costs of $2,805,000 , compared to no revenues from refinery operations during the same period of 2000. Fees derived from processing feedstocks for a third party commenced during the first quarter of this year and the asphalt joint venture, which was accounted for on the equity method, commenced during the third quarter of 2000. The refinery was idle during the first six months of 2000 and did not commence full operation until mid-February of 2001. We incurred approximately $2,805,000 of operating costs during the first six months of this year compared to approximately $838,000 for the same period last year.

Because of the high cost of asphalt products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles. Our St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998. Operating the St. Marks facility depends upon the future price and availability of petroleum products.

The refined product marketing segment includes sales of various petroleum products and asphalt sales to and from third parties. Related revenues approximated $4,812,000 during the six months ended June 30, 2001 with costs of products approximating $4,664,000. These operations commenced during the latter part of the first quarter of this year and had sales of over 210,000 barrels of various products during the six months ended June 30, 2001. This segment was not in operation during the same period in 2000.

During the six months ended June 30, 2000, the Company had been processing and selling asphalt for our own account. Revenues recorded for that period were approximately $2,407,000 and costs of products and operations of $2,116,000 and $838,000, respectively. From June 30, 2000 through June 30,2001 we have been operating our asphalt business within a joint venture structure and has been accounting for our interest on the equity method. Actual asphalt sales volumes increased 85%, from 14,398 tons during the six months ended June 30, 2000 to 26,701 for the six months ended June 30, 2001. The increase in the volumes is primarily due to the increase in demand for asphalt and fewer rained-out days experienced during the first six months of this year compared to the same period last year. As a result of the increased volumes, revenues increased approximately $1,762,000, to $4,169,000 during the six months ended June 30, 2001 compared to $2,407,000 during the same period in 2000. The joint venture ended on June 30, 2001 and we have operated our asphalt business for our own since that date (see “Management Discussion and Analysis – Liquidity and Capital Resources”). As previously discussed, as of June 30, 2001, we had a backlog of asphalt sales orders of approximately 64,000 tons valued at approximately $10 million.

Other Revenues:

Other revenues increased approximately $13,000 during the first six months of 2001 compared to the same period last year. We had income from the sublease of available space in our New York office of approximately $38,000 during the current six months that we did not have during the same period last year. Interest income decreased $27,000 during the first six months of 2001 compared to the same period last year primarily due to fewer funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and Administrative, (“G&A”) expenses decreased approximately $732,000 during first six months of 2001 compared to the same six month period in 2000. Certain G&A expense have increased and decreased during the first six months of 2001 compared to the same period during 2000 as follows: Payroll and related employee expenses decreased by approximately $376,000 related to the vacancy of certain key positions; general insurance costs increased by approximately $18,000 due to increased rates throughout the industry; investor relations costs and travel expenses decreased by approximately $105,000 and $12,000, respectively, bond costs decreased approximately $362,000 due to our financing activities; professional fees and sales commissions paid decreased approximately $18,000 and $32,000, respectively; and corporate and property taxes increased $13,000 and $50,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization decreased approximately $96,000 during the current period compared to the same period last year, primarily attributable to adjustments in depreciation rates.

Interest Expense:

Interest expense decreased approximately $193,000 during the first six months of 2001 compared to the first six months of 2000 to approximately $1,516,000, which included $1,181,000 of non-cash interest relating to costs associated with its financing activities. During the first six months of 2001, we restructured $5,787,500 of bridge notes into a one year 3% convertible debenture and executed a new $3,363,000 3% convertible debenture incurring a total of $1,031,000 of non-cash charge for imputed interest. The incremental yield of $217,000 related to the conversion of preferred stock into our common stock is also a non-cash charge. This charge accounts for the majority of the approximate $1,399,000 of non-cash charges during the period, compared to $725,000 of non-cash charges recorded in 2000; an increase of $674,000.

Liquidity and Capital Resources

During the six months ending June 30, 2001, we used a net amount of approximately $2,522,000 for operations, which reflects approximately $2,339,000 in non-cash provisions, including $1,399,000 in loan costs, and depreciation and amortization of $940,000. Approximately $58,000 was provided during the period to decrease product and feedstock inventory and a net $7,000 was used to increase accounts payable and accrued liabilities and prepaid and other assets and to increase current assets other than cash. Additional uses of funds during the first six months of 2001 included additions to oil and gas properties of $1,594,000. Cash for operations was provided, in part, by net proceeds from the sale of series A preferred stock of approximately $2,372,000 and $3,340,000 from the sale of a convertible debenture.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile originally informed us they expected the payments to resume upon resolution of this dispute in July 2001. They have since revised this date to September 2001. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time at $1.50 per share. Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants is $1.00 per share during 2001 and $1.50 during 2002.

In April 2001, we sold an aggregate of $3.34 million principal amount of 3% convertible debentures due April 24, 2002 at an issue price of $950 for each $1,000 of principal. The debentures are convertible into common stock at any time at 90% of the average of the three lowest closing bid prices as reported by Bloomberg LP, during the twenty trading days immediately preceding the date of conversion. The debentures are redeemable at any time prior to maturity. The redemption price is 115%, 118%, or 120% of the outstanding principal amount of the debentures, if redeemed before August 22,2001, between August 22, 2001 and November 20, 2001, or after November 20, 2001, respectively. The proceeds from this debenture are being utilized to partially fund expenses in connection with our Shagyrly-Shomyshty gas field in Kazakhstan and for other corporate use.

Also in April 2001, we exchanged an aggregate of $5,936,128 of outstanding bridge notes principal and interest for $5,936,128 principal amount of 3% convertible debentures due April 28, 200, also to GCA. These debentures have the same conversion terms as the debenture mentioned above. No commissions were paid in connection with this exchange.

On July 17, 2000, we entered into a securities purchase agreement with GCA for the sale of $10,000,000 of our series A convertible preferred stock. As of June 30, 2001, we had sold a total of 8,750 shares of our series A convertible preferred stock to GCA under the securities purchase agreement for a total purchase price of $8,750,000. The proceeds were used primarily for our operations in Kazakhstan and to supplement cash flows provided by the refining and asphalt operations. We have mutually agreed with GCA not to fund any additional amounts under this agreement.

We have been having discussions with potential partners regarding a farmout of some of our 100% working interest in License 1551 Shagryly gas field in Kazakhstan. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses. The majority of the development funding for License 1551 is currently expected to be derived from project financing.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. Each investor was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the reentry work at our Begesh oil well in License 953 in Kazakhstan. As of June 30, 2001, we had an aggregate outstanding principal balance remaining on these notes of $250,000. The drilling effort at Begesh satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000. We received approval of our request for an extension of the exploration contract and the remaining $3.8 million minimum work program from the Kazakhstan Ministry of Energy and Mineral Resources for an additional year through November 2002 and are now awaiting full approval from the Kazakhstan government.

We had originally planned to begin our Shagyrly-Shomyshty gas field development in Kazakhstan in November 2000. However, because of the uncertainty of weather conditions in western Kazakhstan at that time of year and due to funding delays, we believed it was more prudent to delay drilling at Shagyrly until 2001. The initial phase of the development is estimated to cost approximately $3.8 million and is expected to be funded from (i) the proceeds derived from the sale of a portion of Shagryly, (ii) financing to be provided by the purchaser (which financing is expected to also be provided to fund our remaining interest in the project subsequent to the sale) or (iii) by new financing. We are having discussions with other financing entities, suppliers and export credit agencies regarding project financing to complete the full development of this project, which is estimated to cost approximately $160 million to $180 million. However, this phase of development will commence only after we obtain a gas sales contract. We also plan to sell a minimum of 50% of Shagryly prior to commencing the main phase of development.

In October 2000, we signed a framework agreement with Zao Kaztransgaz, a Kazakhstan government company involved in the transportation and marketing of natural gas within Kazakhstan, whereby Kaztransgaz will purchase up to 200 million cubic feet of natural gas per day from our 100 percent owned License 1551 in western Kazakhstan, for an initial period of 15 years. The delay in transforming the framework agreement into a full purchase gas contract is contingent in part on Kazakhstan completing its gas sale contract with Gazprom. Separtely, we have been engaged in negotiations with Gazprom, the Russian gas transport company and with other potential purchasers and transporters, for the transportation and sale of our anticipated Shagryly gas production, as well as third party gas which we may decide to purchase and sell, but have incurred delays due to political and organizational changes within Russia and Gazprom. Upon the signing of a gas sales agreement and successful completion of the first phase of the drilling program, we believe we would have a significant amount of “proved” reserves which could be utilized as a borrowing base for conventional, non-convertible and/or project financing. However, there can be no assurance at this time that such a gas contract will be signed or that we will be successful with the initial phase of the drilling program.

Alternatively, the Kazakhstan government is negotiating an agreement with Gazprom in connection with the export of Kazakhstan gas to western markets. The Kazakhstan government has informed us that it will furnish all necessary support to us to have access to these gas markets. Such access would allow us to market our gas directly to the western end-users, significantly enhancing the value of our gas reserves in Shagryly. It is not possible at this date to estimate with certainty if and when the Company will be successful in concluding these contract negotiations.

In September 2000, we entered into a processing agreement with Sargeant Bulktainers Inc., a division of Sargeant Marine, Inc., wherein Sargeant agreed to process a minimum of 300,000 barrels of crude oil per month through our Lake Charles, Louisiana refinery’s Atmospheric Distillation Unit. However, since inception of the processing agreement, Sargeant has only processed approximately 650,000 barrels of crude oil through our facility, much less than the parties originally intended. Therefore, by mutual agreement, the processing agreement and the related agreement to purchase Sargeant’s refined products were both terminated on July 31, 2001. The original term of these agreements was scheduled to end on September 21, 2001. We are currently having discussions with other entities who have expressed an interest in processing through our facility, either by providing us with the necessary capital to enable us to purchase and process our own crude or paying us a fee to process their crude, either jointly or alone.

In July 2000, we entered into an annually renewable one-year joint venture with Sargeant to service our existing asphalt supply obligations and expand our asphalt business. The joint venture agreement provided for Sargeant to supply and finance the feedstocks required and Sargeant reimbursed us for the majority of our direct operating costs. Each party generally received 50% of the profits generated from the joint venture’s asphalt operations. The joint venture purchased asphaltic by-products produced from the processing agreement, mentioned above, and also purchased wholesale asphalt from third parties to utilize as feedstock for blending and polymer enhancement. It sold primarily higher-margin polymerized asphalt products, which asphalts approximated 61% of its asphalt sales. Although the final accounting is not yet complete, between July 1, 2000 and June 30, 2001, the Joint Venture sold approximately $8 million worth of asphalt at an estimated profit of approximately $1.3 million.

We had various discussions with Sargeant in an attempt to negotiate an extension of the joint venture under more favorable terms. However, the parties could not agree on new terms and recently decided not to renew the joint venture beyond its original term of June 30, 2001. Except for approximately 3,600 tons, all future sales from the asphalt backlog existing on June 30, 2001 of 69,000 tons, valued at approximately $11.5 million, will be for our own account.

Other than providing the direct operating labor and other direct expenditures, we do not anticipate any material capital requirements for our asphalt operations during the next year. However, operating the asphalt business on our own will require us to bear the entire risk of the resultant profit or loss and to purchase and self-finance our feedstock supplies, which may result in higher cost of goods sold than we experienced in the joint venture.

We plan to utilize any proceeds we may receive from the sale of a portion of our Kazakhstan concessions to repay our outstanding convertible debt. If such a sale is not consummated or the debentures are not converted, by their due date in April 2002, or we are unable to refinance the debentures, we will need to seek additional financing or sell assets to pay the outstanding debt when due.

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

	2001	2004	Recorded Amount	Fair Value
Debt:
Carrying Value	$8,990,566	$5,282,510	$14,273,076	$14,273,076
Effective Interest Rate	21.55%	28.0%

A 10% increase in interest rates would decrease our cash flow by approximately $352,414 and would decrease the fair value of our debt instruments.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART II. OTHER INFORMATION

Item 2. Changes in Securities

During the three months ended June 30, 2001, we issued an aggregate of 14,752,765 shares of common stock to GCA Strategic Investment Fund, an accredited investor, upon aggregate conversions of 1,750 shares of Series A Convertible Preferred Stock. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9).

On April 24, 2001 we issued $3,340,000 principal amount of 3% convertible debentures and a warrant to purchase an additional 1,500,000 shares of our common stock to GCA, an accredited investor, for a purchase price of $3,000,000. We also made a cash payment of $157,900 and issued a warrant to purchase 1,000,000 shares of our common stock to LKB Financial LLC as a commission in connection with this transaction. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

On April 28, 2001, we issued $5,936,128 principal amount of 3% convertible debentures to GCA, an accredited investor, in exchange for the total aggregate outstanding indebtedness due under certain bridge notes we issued to that investor. No commission was paid in connection with this transaction. The issuance and sale of these securities was exempt from the registration requirements of the Securities Act under Section 3(a)(9) and Rule 506 of Regulation D.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 20, 2001. The following Directors, constituting all of the Directors of the Company at that time, were elected at the meeting to serve as Directors until their successors are duly elected and qualified. The Directors elected at the Annual Meeting received the number of votes set forth opposite their respective names:

	Votes Cast
	For Election	Against Election	Withheld Authority/ Abstained

George N. Faris	137,442,235	204,964	5,403,945
Daniel Y. Kim	137,460,535	186,664	5,403,945
Donald G. Rynne	137,459,235	187,964	5,403,945
William R. Smart	137,458,235	188,964	5,403,945
John H. Kelly	137,481,235	165,964	5,403,945
At the annual meeting, the stockholders also approved the following proposals by the number of votes indicated below:

Ratification of the appointment of Hein + Associates LLP as independent accountants of the Company for the year 2001:

For	Against	Abstain	Broker Non-Votes
138,990,236	3,477,050	5,083,658	-0-

Ratification of the amendment to the Company’s Articles of Incorporation to increase the authorized capital stock by increasing the number of authorized shares of common stock from 200,000,000 to 300,000,000.

For	Against	Abstain	Broker Non-Votes
133,167,034	9,561,446	3,022,064	-0-

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

16

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 14, 2001

PETROLEUM CORPORATION By: /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

17