Form 10-Q
period 2001-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2001-11-14
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]	No [_]

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of November 6, 2001 is 172,210,062 shares. 1

Part 1. Financial InformationItem 1.  Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2001 (Unaudited)	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 130,483	$ 684,603
Accounts and notes receivable, net	2,129,614	392,741
Inventory	584,735	156,110
Deferred financing costs	—	2,211
Prepaid expenses	754,950	614,958

Total current assets	3,599,782	1,850,623

Property, plant and equipment:
Unevaluated oil and gas properties	23,735,713	21,681,343
Evaluated oil and gas properties	12,546,295	12,546,295
Refinery property and equipment	38,115,588	38,001,917
Other	1,106,412	1,081,974

	75,504,008	73,311,529
Less - accumulated depreciation, depletion and amortization	(22,391,777)	(20,906,133)

Net property, plant and equipment	53,112,231	52,405,396
Notes receivable, less current portion	—	575,112
Other long-term assets, net	916,028	167,291

Total assets	$ 57,628,041	$ 54,998,422

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$ 9,085,753	$ 5,787,500
Notes payable - officers and directors	100,000	350,000
Notes payable - trade	450,073	940,673
Accounts payable	3,683,139	1,469,498
Accrued liabilities	1,986,467	1,525,098

Total current liabilities	15,305,432	10,072,769
Long-term debt	5,302,167	5,565,395

Total liabilities	20,607,599	15,638,164

Commitments and contingent liabilities	—	—
Minority Interest Liability	305,956	305,956
Redeemable preferred stock, par value $0.01, 7,000,000 shares
Authorized, 330 and 1,250 shares issued and outstanding
at September 30, 2001 and December 31, 2000, respectively	266,763	1,186,751
Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares authorized,
167,366,663 and 132,524,318 shares issued and outstanding
at September 30 , 2001 and December 31, 2000, respectively	13,389,333	10,601,945
Additional paid-in capital, common stock	158,640,210	156,234,428
Common stock issued as collateral, held in escrow	(104,000)	(162,500)
Accumulated deficit	(135,477,820)	(128,806,322)

Total stockholders’ equity	36,447,723	37,867,551

Total liabilities and stockholders’ equity	$ 57,628,041	$ 54,998,422

The accompanying notes are an integral part of these consolidated financial statements. 2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2001	2000
Revenues:
Trading revenues	$ 9,336,588	$ —
Asphalt revenues	3,589,757	2,688,548
Refinery revenues	2,808,636	3,375
Joint Venture income	515,811	16,451
Other	127,946	119,386

Total revenues	16,378,738	2,827,760

Expenses:
Trading costs	9,083,716	—
Asphalt costs	3,222,808	2,826,038
Refinery costs	3,027,749	557,606
General and administrative	4,248,435	4,994,368
Depreciation, depletion and amortization	1,452,733	1,554,494
Interest	1,797,404	2,748,872

Total expenses	22,832,845	12,681,378

Net loss	(6,454,107)	(9,853,618)
Incremental yield on preferred stock	217,319	—

Net loss applicable to common shareholders	$ (6,671,498)	$ (9,853,618)

Net loss per share of common stock - basic and diluted	$ (0.04)	$ (0.09)

Weighted-average number of shares
of common stock outstanding	154,992,658	105,258,877

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2001	2000
Revenues:
Trading revenues	$ 4,524,742	$ —
Asphalt revenues	3,519,217	284,622
Refinery revenues	334,701	—
Joint Venture income	—	16,451
Other	39,846	44,355

Total revenues	8,418,506	345,428

Expenses:
Trading costs	4,477,500	—
Asphalt costs	2,832,225	285,416
Refinery costs	623,286	144,039
General and administrative	1,451,151	1,465,449
Depreciation, depletion and amortization	512,720	518,164
Interest	281,100	1,039,339

Total expenses	10,177,982	3,452,407

Net loss	$ (1,759,476)	$ (3,106,979)

Net loss per share of common stock - basic and diluted	$ (0.01)	$ (0.03)

Weighted-average number of shares of common stock outstanding	164,894,646	109,584,813

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2001	2000
Cash flows from operating activities:
Net loss	$(6,671,498)	$(9,853,618)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation, depletion, amortization and accretion of
discount on debt	2,950,528	2,725,413
Accretion of premium on notes receivable	—	(22,416)
Non-cash provision for services	—	20,000
Issuance of stock for compensation expense	—	147,790
Changes in assets and liabilities:
Accounts and notes receivable	(1,401,761)	(180,141)
Inventory	(428,625)	561,301
Prepaid and other	(137,781)	95,633
Accounts payable
and accrued liabilities	6,089,479	(344,171)

Net cash provided by operating activities	400,342	(6,850,209)

Cash flows from investing activities:
Additions to oil and gas properties	(2,014,085)	(1,620,128)
Additions to refinery property and equipment	(113,671)	(27,281)
Increase to other long term assets	(461,925)	540,263

Net cash used in investing activities	(2,589,681)	(1,107,146)

Cash flows from financing activities:
Net increase in short-term debt	—	4,419,163
Net decrease in notes payable - trade	(490,600)	(474,796)
Net increase (decrease) in notes payable - officers	(250,000)	450,000
Proceeds from exercise of stock options and warrants	3,819	191,438
Proceeds from sale of preferred stock	2,372,000	2,366,001

Net cash provided by financing activities	1,635,219	6,951,806

Net decrease in cash and
cash equivalents	(544,120)	(1,005,549)
Cash and cash equivalents at beginning of period	684,603	1,753,707

Cash and cash equivalents at end of period	$ 130,483	$ 748,158

Supplemental cash flow information:
Preferred stock converted into common stock	$ 3,291,981	$ 1,179,250

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in	Common Stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total
Balance, January 1, 2001	132,524,318	$10,601,945	$ 156,234,428	$(162,500)	$(128,806,322)	$ 37,867,551

Conversions of debentures	2,740,812	219,266	102,935	—	—	322,201
Issuance of stock in lieu of current liabilities	267,005	21,360	10,149	—	—	31,509
Issuance of stock options and warrants	—	—	(2,162)	—	—	(2,162)
Options and warrants exercised	29,375	2,350	1,469	—	—	3,819
Stock issued and adjustment to value of stock
previously issued for collateral on debt	—	—	(58,500)	58,500	—	—
Preferred stock converted into common stock	31,805,153	2,544,412	747,569	—	—	3,291,981
Imputed interest convertible preferred stock	—	—	217,391	—	—	217,391
Imputed interest convertible debentures			1,030,681			1,030,681
Stock warrants on convertible debentures			356,250			356,250
Net loss for the period	—	—	—	—	(6,671,498)	(6,671,498)

Balance, June 30, 2001	167,366,663	$13,389,333	$ 158,640,210	$(104,000)	$(135,477,820)	$ 36,447,723

The accompanying notes are an integral part of these consolidated financial statements. 6

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

1.   Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2001, the results of operations for the three and nine month periods ended September 30, 2001 and 2000 and cash flows for the nine months period ended September 30, 2001 and 2000. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2000 Annual Report on Form 10-K. Results experienced in the three and nine month periods are not necessarily indicative of the results for the entire year.

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

2.   Segment Information

We have four major segments of business – refining, petroleum product trading, asphalt products, and oil and gas exploration and development.

In mid-February of this year, the refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. This processing project was completed and terminated as of July 31, 2001. Also during this year we commenced buying and selling petroleum products through our products trading segment. On July 1, 2001, we commenced operating our asphalt segment for our own account after having operated this segment within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. Consequently, only the profits we derived from the joint venture, not the related revenues and expenses, were reflected on our financial statements during this period. The joint venture was terminated as of June 30, 2001 and we have operated our asphalt business for our own account since then.

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

The asphalt segment had revenues of $3,519,000 and costs of 2,832,000. Interest income and other corporate revenues totaled $40,000 with general corporate expense, interest expense and depreciation being $1,451,000, $281,100, and $513,000, respectively. For the nine months ending September 30, 2001, our refining segment had operating revenues of $2,809,000 and costs and operating expenses of $3,027,749. The asphalt segment had revenues of $3,590,000 and costs of $3,222,808. The petroleum product trading segment had revenues of $4,525,000 and costs of $4,478,000 for the three months ended September 30, 2001 and revenues of $9,337,000 with costs of $9,084,000 for the nine months ended September 30, 2001. For the three months ending September 30, 2001, our refining segment, located in the United States, had operating revenues of $335,000 and costs and operating expenses of $623,000. Interest income and other corporate revenues totaled $128,000 with general corporate expense, interest expense and depreciation being $4,248,000, $1,797,000, and $1,453,000, respectively. Our identifiable assets at September 30, 2001 total $31,930,000 operating assets in the United States, $23,834,000 for Kazakhstan, and $1,864,000 of corporate assets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the Three Months Ended September 30, 2001 as compared to the
Three Months Ended September 30, 2000

Trading Operations:

The product sales and marketing segment includes purchase and sales of various petroleum products. The petroleum product revenues approximated $4,524,000 during the current period with costs of products approximating $4,478,000. The petroleum product trading segment buys and sells to and from third parties. It commenced operations during the latter part of the first quarter of this year and had sales of over 180,000 barrels of various products during the current period. There were no petroleum product sales during the third quarter of 2000.

Asphalt Operations:

During the third quarter of 2000 we began operating our asphalt business within a joint venture structure and had been accounting for its interest on the equity method. The joint venture was terminated on June 30, 2001 and since then we have operated the asphalt segment for our own account. Actual asphalt sales volumes increased 25%, from approximately 15,500 tons in the third quarter of 2000 during the joint venture to 19,600 for current quarter. The increase in the volumes is primarily due to the current increase in demand for asphalt and exceptionally good weather the area has experienced during the current quarter. Asphalt revenues during the current quarter approximated $3,519,000 compared to revenues of approximately $285,000 in the third quarter of 2000 with related costs of approximately $2,832,000 and $285,000 during the third quarter of 2001 and 2000, respectively. At the end of October 2001, there was a backlog of asphalt sales orders of approximately 45,000 tons valued at $7,000,000.

As previously mentioned the joint venture terminated on June 30 of this year and recorded no income for the current quarter ending September 30, 2001 compared to $16,000 of income recognized during the same period in 2000.

Our St. Marks, Florida facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the Florida markets, and the additional cost to transport products to St. Marks from Lake Charles. However, we currently plan to re-open and supply St Marks with asphalt to be stored and sold into the Florida market beginning this winter. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for possible site contamination which we believe occurred prior to our purchase of the facility. We do not believe any material liability will result from the investigation and, consequently, have made no provision for same in our financial statements.

Refinery Operations:

During the third quarter of 2001, our refining segment recorded revenues from processing and storage fees of approximately $335,000. compared to no revenues from refinery operations during the third quarter of 2000. Processing fees derived from processing feedstocks for a third party commenced in February of 2001 and terminated on July 31 of this year. Our Lake Charles, Louisiana refinery was idle during August and September of this year but was maintained in a state of readiness, pending a new processing agreement, which is currently under discussion. We incurred approximately $623,000 of operating costs during the current quarter compared to approximately $144,000 for the same period last year.

Other Revenues:

Other revenues decreased approximately $4,500 during the third quarter of 2001 compared to the same period last year. The change was attributable to a decrease in interest income primarily due to fewer funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and administrative expenses, (“G&A”) decreased approximately $14,000 during the current quarter compared to the same period of 2000. Certain expenses fluctuated during the current quarter of 2001 compared to the same period in 2000 as follows: payroll and employee related costs increased approximately $7,000; public relations expenses decreased approximately $56,000; professional fees decreased approximately $31,000; corporate and property taxes increased approximately $39,000; and bond costs increased approximately $26,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization expense decreased approximately $5,000 during the current period compared to the same period last year due to an adjustment in depreciation expense.

Interest expense:

Interest expense decreased approximately $758,000, to $281,000, during the current quarter compared to $1,039,000 for the same quarter in 2000. During the current quarter we incurred a total of $100,000 of non-cash imputed interest charges related to our outstanding convertible debentures compared to approximately $446,000 of non-cash imputed interest incurred during the same quarter in 2000.

For the Nine Months Ended September 30, 2001 as compared
To the Nine Months Ended September 30, 2000

Oil and Gas Operations:

During the first nine months of 2001 and 2000, we had no operating or producing oil fields and consequently had no revenues or related cost attributable to oil and gas operations during this period as discussed previously.

Trading Operations:

The product trading and marketing segment includes the purchasing and sales of various petroleum products. The petroleum product revenues approximated $9,337,000 during the first nine months of 2001 with costs of products approximating $9,084,000. The petroleum product trading segment buys and sells to and from third parties. It commenced operations during the latter part of the first quarter of this year and had sales of over 390,000 barrels of various products during the current period. There were no petroleum product sales during the first nine months of 2000.

Asphalt Operations:

We operated our asphalt business for our own account during the last three months (third quarter) of this year and for the first six months of 2000. During the period July 1, 2000 through June 30, 2001 the asphalt segment operated under a joint venture structure with a third party and accounted for its interest on the equity method. Consequently, only profits from the joint venture are reflected on our financial statements, not the related revenues and expenses.

The nine month period ending September 30, 2001 reflects only three months of operations outside the joint venture in which our asphalt and related revenues approximated $3,590,000 with related costs of $3,223,000 compared to the nine month period ending September 30, 2000, for which our financials reflect six months of operation outside the joint venture, where asphalt and related revenues approximated $2,407,000 for direct retail sales of asphalt and $282,000 of revenues from related asphalt barging activities with related costs of products and operations of $2,826,000. Even though the asphalt business was only operational outside of the joint venture structure for three months during 2001 compared to six months in 2000, the asphalt volumes were greater for the three month period than the six month period by 26% due primarily to the exceptionally good weather our market area has experienced during the latter part of this summer which made it very conducive for applying asphalt compared to the rainy winter/spring weather experienced during the first six months of 2000. As previously discussed, at the end of October 2001, there was a backlog of asphalt sales orders of approximately 45,000 tons valued at $7,000,000.

Our St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin, PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles. Operating the St. Marks facility will depend on the future price and availability of petroleum products. As previously discussed, we plan to reopen our St. Marks facility this winter as a storage and distribution center for asphalt. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for possible site contamination which we believe occurred prior to our purchase of the facility. We do not believe any material liability will result from the investigation and, consequently, have made no provision for same in our financial statements.

Refinery Operations:

During the first nine months of 2001, our refinery segment recorded processing and storage revenues of approximately $2,809,000 compared to revenues of $3,400 from refinery operations during the first nine months of 2000. Processing and storage fees derived from processing of and storage of crude oil and products for third parties commenced during the first quarter of this year with the processing operations terminating on July 31 of this year. The Lake Charles refinery was idle during the first nine months of 2000 and was fully operational only from mid-February through mid-July, five months, of 2001 and we have incurred approximately $3,028,000 of operating costs during the first nine months of this year compared to approximately $558,000 for the same period last year. Because we have been actively engaged in discussions with companies who desire to begin processing crude oil, our refinery has been maintained in a state of readiness since termination of the processing agreement with Sargeant Bulktainers on July 31.

Other Revenues:

Other revenues increased approximately $9,000 during the first nine months of 2001 compared to the same period last year. We had income from the sublease of available space in our New York office of approximately $38,000 during the current nine months that we did not have during the same period last year. Interest income decreased $29,000 during the first nine months of 2001 compared to the same period last year primarily due to fewer funds being on deposit during the current period compared to the same period last year.

General and administrative:

General and Administrative, (“G&A”) expenses decreased approximately $746,000 during first nine months of 2001 compared to the same nine month period in 2000. Certain G&A expense have increased and decreased during the first nine months of 2001 compared to the same period during 2000 as follows: Payroll and related employee expenses decreased by approximately $302,000 related to the vacancy of certain key positions within the company; general insurance costs increased by approximately $5,000 due to increased rates throughout the industry; investor relations costs and travel expenses decreased by approximately $160,000 and $12,000, bond costs decreased approximately $336,000 due to our financing activities; professional fees paid decreased approximately $71,000; and corporate and property taxes increased $18,000 and $83,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, Depletion, and Amortization decreased approximately $102,000 during the current period compared to the same period last year, primarily attributable to adjustments in depreciation rates.

Interest Expense:

Interest expense decreased during the first nine months of 2001 compared to the first nine months of 2000 by approximately $951,000 to approximately $1,797,000, which included $1,505,000 of non-cash interest relating to costs associated with its financing activities. During the first nine months of 2001 we restructured $5,787,500 of bridge notes into a one year convertible debenture and executed a new $3,363,000 convertible debenture incurring a total of $1,031,000 of non-cash charges for imputed interest. The incremental yield of $217,000 related to the conversion of preferred stock into our common stock is accounted for as interest and is also a non-cash charge. These charges account for the majority of the approximate $1,505,000 of non-cash charges during the period compared to $1,171,000 of non-cash charges recorded in 2000; an increase of $334,000.

Liquidity and Capital Resources

During the nine months ending September 30, 2001, we provided approximately $400,000 in net cash from operations, which reflects approximately $2,951,000 in depreciation and amortization. Approximately $429,000 was used during the period to increase product and feedstock inventory and $7,629,000 was provided to increase accounts payable and accrued liabilities and current assets other than cash. Uses of funds during the quarter also included additions to oil and gas properties and refinery property and equipment of $2,128,000 and a decrease in other long-term assets of $462,000. An aggregate of $2,376,000 was provided by proceeds from the sale of preferred stock and exercise of stock options and from notes issued to our officers and directors of $250,000, which was partially offset by cash used to decrease notes payable of approximately $491,000.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, the parties reached an agreement, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile originally informed us they expected the payments to resume upon resolution of this dispute in July 2001. On November 6, 2001 Mercantile indicated they expect an imminent settlement of this dispute, which would allow them to release the accrued, unpaid portion of the amounts due through mid-November of $640,000. Including accrued interest, the total amount due from Mercantile is approximately $2.5 million. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time at $1.50 per share. Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants is $1.00 per share during 2001 and $1.50 during 2002.

We continue to have discussions with potential partners regarding a farmout of some of our 100% working interest in License 1551 Shagryly gas field in Kazakhstan. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses. The majority of the development funding for License 1551 is expected to be derived from project financing.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. Each investor was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the preliminary reentry work at our Begesh oil well in License 953 in Kazakhstan. As of September 30, 2001, we had an aggregate outstanding principal balance remaining on these notes of $100,000. The drilling effort at Begesh satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000. We received formal approval of our request for an extension of the exploration contract and the remaining $3.8 million minimum work program from the Kazakhstan government for an additional year through November 2002.

We have decided to delay the initial phase of development drilling at Shagyrly Shomyshty, estimated to cost approximately $3.8 million, until a gas sales contract is obtained to sell the related natural gas production. We continue to have discussions with Gazprom and other gas companies and marketers regarding the purchase of gas, however, political and organizational changes within Russia and Gazprom have resulted in substantial delays and uncertainty relative to our ability to consummate such a contract. There can be no assurance that a gas contract will be signed or that we will be successful with the initial phase of the drilling program, both of which are prerequisites to the initiation of full field development of Shagyrly Shomyshty. We have had discussions with various financing entities, suppliers and export credit agencies regarding project financing to complete the full development of this project.

In September 2000, we entered into a one-year processing agreement with Sargeant Bulktainers Inc., a division of Sargeant Marine, Inc., wherein Sargeant agreed to process a minimum of 300,000 barrels of crude oil per month through our Lake Charles, Louisiana refinery’s atmospheric distillation unit. However, through July 18, 2001 Sargeant had only processed an aggregate of approximately one-third of the total volumes of crude oil they agreed to process through our facility. Since both we and Sargeant desired early termination, by mutual agreement, the processing agreement and the related agreement to purchase Sargeant’s refined products were both terminated on July 31, 2001. The original term of these agreements was scheduled to end on September 21, 2001.

We have maintained our Lake Charles refinery in a state of readiness since the termination of the Sargeant processing agreement because we have been having discussions with a number of companies regarding the utilization of the processing facilities. We hope to have a related agreement in place in the near future, however, at this time there can be no assurance we will consummate such an agreement..

In July 2000, we entered into an annually renewable one-year joint venture with Sargeant to service our then-existing asphalt supply obligations and expand our asphalt business. The joint venture agreement provided for Sargeant to supply and finance the feedstocks required and Sargeant reimbursed us for the majority of our direct operating costs. Each party generally received 50% of the profits generated from the joint venture’s asphalt operations. The joint venture purchased asphaltic by-products produced from the processing agreement, mentioned above, and also purchased wholesale asphalt from third parties to utilize as feedstock for blending and polymer enhancement. It sold primarily higher-margin polymerized asphalt products, which asphalts approximated 61% of its asphalt sales.

We had various discussions with Sargeant in an attempt to negotiate an extension of the joint venture under more favorable terms. However, the parties could not agree on new terms and mutually agreed not to renew the joint venture beyond its original term of June 30, 2001. The parties also agreed that, except for approximately 3,600 tons, all deliveries of asphalt from the asphalt backlog existing on June 30, 2001 of 69,000 tons would be our responsibility to service and that we would bear the entire risk of profit and loss on these contracts. Although there remain some areas of disagreement with Sargeant related to the winding up of the Joint Venture and, consequently, the final accounting is not yet complete, between July 1, 2000 and June 30, 2001, the Joint Venture sold approximately $8 million worth of asphalt at an estimated profit of approximately $1.3 million.

We have operated our asphalt business on our own since June 30, 2001 and will continue to do so in the foreseeable future. However, this requires us to bear the entire risk of the resultant profit or loss and to purchase and self-finance our feedstock supplies, which may result in higher cost of goods sold than we experienced in the joint venture.

We plan to initiate an aggressive business plan to more than double our asphalt sales volumes in 2002 over 2001, which includes a reopening of our St. Marks, Florida distribution facility. We are currently having discussions regarding financing for the approximate $7 million in financing we will need to achieve our primary goal next year of providing improved profit margins and the cash flow necessary to support all of our domestic operations and overhead costs. If we are unable to secure adequate financing to accomplish this goal, we may need to curtail our operations which, although profitable, probably would not be adequate to fully support all of our cash requirements next year.

We plan to utilize any proceeds we may receive from the sale of a portion of our Kazakhstan concessions to repay our outstanding convertible debt and/or to supplement any cash flow shortfall from our operations. If such a sale is not consummated or our short-term debentures are not converted by their due date in April 2002, or we are unable to refinance these debentures, we will need to obtain additional financing or sell assets to adequately supplement any operating cash shortfall we may incur, or to pay the outstanding debt when due.

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

	2002	2004	Total Recorded Amount	Fair Value
Debt:
Carrying Value	$ 9,085,753	$ 5,302,167	$14,387,920	$14,387,920
Effective Interest Rate	21.55%	28.0%

A 10% increase in interest rates would decrease our cash flow by approximately $355,249 and would decrease the fair value of our debt instruments.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. The Company does not believe that the adoption of these statements will have a material effect on its financial position, results of operation, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 “Asset Retirement Obligations”. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operation, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART II. OTHER INFORMATION

Item 2.  Changes in Securities

During the three months ended September 30, 2001, we issued an aggregate of 4,897,048 shares of common stock to GCA Strategic Investment Fund, an accredited investor, upon aggregate conversions of 420 shares of Series A Convertible Preferred Stock. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9).

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

Dated: November __, 2001

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

17