Form 10-K
period 2001-12-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2002-03-25
CIK 799119

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State of other jurisdiction of incorporation or organization)	13-3130236 (I.R.S. Employer Identification No.)

2950 North Loop West, Houston, Texas 77092 (Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code (713) 802-0087

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.08 per share

(Title of Each Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __x__     No_____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in the definitive proxy statement incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

The aggregate market value of the voting stock of the Registrant held by non-affiliates as of February 28, 2002 was approximately $1,042,000 (assuming solely for purposes of this calculation that all directors and officers of the Registrant are “affiliates”).

The number of shares of Common Stock of the Registrant outstanding as of February 28, 2002 was 185,495,750.

Forward Looking Statements

Some of the information in this document may contain forward-looking statements within the meaning of the safe harbor provisions of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. Such statements can be identified by the use of forward-looking terminology such as may, “will,” “expect,” “believe,” “intend,” “anticipate,” “estimate,” “continue” or similar words. These statements discuss future expectations, estimate the happening of future events or our financial condition or state other “forward-looking” information. When considering such forward-looking statements, you should keep in mind the risks and uncertainties discussed under the captions “Risk Factors”, “Management Discussion and Analysis of Financial Condition and Results of Operations – Liquidity”, and “Business”, which could cause our actual results to differ materially from those contained in any forward-looking statement.

PART I

Item 1.  BUSINESS

General

We are a holding company that operates two major business divisions, a Refining Division and an Oil and Gas Exploration and Production, or E&P Division. Through our wholly owned subsidiaries we:

•	refine crude oil feedstocks to produce jet fuel, diesel, naphtha, gas oils and fuel oil.

•	produce, process, and market conventional and technologically advanced polymerized asphalt, vacuum gas oil and other products at our refinery in Lake Charles, Louisiana utilizing low-cost, low-gravity, high sulfur crudes.

•	engage in oil and gas exploration and development in western Kazakhstan, where we own a 70% working interest in a 4.7 million acre exploration block and a 100% working interest in a 264,000 acre gas field.

We also are seeking other domestic and international oil and gas projects.

We were organized on April 1, 1929 under the laws of the State of Nevada under the name Pioneer Mines Operating Company. Our name was changed to American International Petroleum Corporation in 1982.

American International Refinery, Inc.

Our American International Refinery Inc. subsidiary, owns a 30,000 barrel per day refinery in Lake Charles, Louisiana it acquired in July 1988, 25 acres of vacant waterfront property adjacent to the refinery and another 45 acres of vacant land across the highway from the refinery. Most of the refinery’s feedstock and refined products are handled through the refinery’s barge dock at the river. The refinery is located on 30 acres of land bordering the Calcasieu River, which connects with the Port of Lake Charles, the Lake Charles Ship Channel and the Intercoastal Waterway. The main unit of the refinery is the crude distillation tower, or crude unit, which is capable of producing light and heavy naphtha, kerosene for jet fuel, #2 diesel, vacuum gas oil and reduced crude oil sold as special #5 fuel oil. The crude unit also is suitable for adaptation to process sour crude oil. Total petroleum storage capacity at the refinery is 750,000 barrels, which includes 275,000 barrels of crude storage, 395,000 barrels of storage for finished product sales and 80,000 barrels of product rundown storage.

We leased our crude unit to Gold Line Refining Ltd., an independent refiner, from 1990 to March 20, 1997 and terminated the lease in March 1997 as a result of default by Gold Line. Since the termination of the lease, our employees have staffed the refinery and all operations have been conducted under the direct control of our management.

Gulf Coast Petroleum Trading Inc.

Our Gulf Coast Petroleum Trading Inc. subsidiary, was organized in 2000 to purchase and market refined crude oil products throughout the U.S.

St. Marks Refinery

Our St. Marks Refinery subsidiary, owns a refinery in St. Marks, Florida, located on the St. Marks River near Tallahassee, Florida. We acquired the refinery in November 1998 for 1,500,000 shares of our common stock. We have utilized the refinery only as a distribution center for asphalt products, but have not conducted operations at the refinery since 1998 due to the high cost of crude oil feedstock and lack of capital resources.

American International Marine, Inc.

Our American International Marine, Inc. subsidiary, was organized in July 1998 to acquire a 1,750-ton asphalt barge. The barge has a capacity of 27,000 barrels and has been used to transport our own asphalt and to transport refined products for third parties.

American International Petroleum Kazakhstan

Our American International Petroleum Kazakhstan subsidiary, owns a 100% working interest in a 264,000 acre gas concession in Kazakhstan called Shagryly-Shomyshty, also known as License 1551, and a 70% working interest in a 4.7 million acre exploration block in western Kazakhstan, known as License 953.

License 1551

In February 1999, we were officially notified by the Kazakhstan government’s State Investment Committee that we had won the tender for the Shagyrly-Shomyshty gas field in western Kazakhstan and entered into a license agreement with the Kazakhstan government for 100% ownership of the Shagyrly, a 30-year agreement with effect from August 31, 1999. Fifty-eight of the sixty-nine gas wells drilled by the Soviet Union in the 1960s to delineate the 264,000-acre gas field were tested and found to have commercial gas by the regional development authorities. In 1994, the field was declared to have commercial gas reserves by the Kazakhstan Ministry of Oil and Gas Industry, who recommended the field for development. Our drilling and production development plan involves developing and maintaining daily gas production at 200 to 250 million cubic feet per day from the most productive part of the field.

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

Ryder Scott Company, L.P., a Houston-based petroleum consulting firm, reviewed our horizontal drilling and reservoir development studies demonstrating significant recoverable gas reserves at Shagyrly and issued an opinion letter stating that they are in general agreement with the estimates and that the reserves were prepared in accordance with standard industry procedures. The studies included horizontal well recovery analyses for drainage of reservoir areas in the 640-1280 acre range, revised operational plans for horizontal drilling, and detailed analyses of prior gas well completions in the License 1551 area. A pilot development drilling program is scheduled to be implemented to verify the horizontal drilling application pending the consummation of a related gas sales contract. We are working to conclude a gas sales contract with one or more gas purchasers for the sale of Shagyrly gas, as well as the sale or transport of other gas we may want to market, although we cannot assume that we will be successful in this endeavor.

Our strategy includes developing shallow gas reserves in Shagyrly, purchasing and transporting third party natural gas pursuant to our gas sales contracts, and diversified pursuit of field development opportunities in other selected countries and basins where perceived geological and political risks are acceptable.

License 953

In May 1997, our American International Petroleum Kazakhstan subsidiary entered into an agreement with MED Shipping and Trading S.A., a Liberian corporation with offices in Frankfurt, Germany, to acquire 70% of the stock of MED Shipping Usturt Petroleum Ltd., a Kazakhstan corporation which owns 100% of the working interest in a Kazakhstan oil and gas concession called License 953. The concession is located approximately 125 kilometers from the Chevron Corporation’s multi-billion-barrel Tengiz Oil field near the Caspian Sea in the North Usturt Basin.

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

The social program contribution required in the Kazakhstan Agreement is not specific as to any one program. This contribution concept is common to most contracts and the amount is determined at the time of negotiating the respective contracts on a case by case basis. We have completed the acquisition of 805 kilometers of new 2D seismic data and reprocessed about 1,300 kilometers of vintage 2D seismic data over the license area. We drilled one of the gas bearing Eocene structures in December 1998 and a second Eocene prospect in October 1999. Additional flow testing on the 1998 well was conducted in 1999, but only non-commercial rates of gas were measured. The 1999 well was evaluated using electric logging techniques and determined non-commercial.

At the time the concession was acquired, a preliminary evaluation indicated potential recoverable reserves from 12 structures of possible oil bearing Jurassic Age sandstones and 8 structures of gas bearing Eocene Age sandstones. As a result of further study of data acquired over the course of the last two years, and the drilling results stated above, the prior assessment of reserve potential of the evaluated structures was significantly reduced. However, we believe it continues to be a viable prospect because License 953 is known to contain other geological structures with unevaluated geological potential and we currently intend to have the required minimum work program completed in accordance with the contract.

In March 2001, we completed the re-entry and testing of the Begesh No. 1 oil well on License 953 in Kazakhstan and concluded that the well’s upper Jurassic zones were not capable of producing economic quantities of crude oil. At this time, we believe we have sufficiently tested the Jurassic and Eocene structures present in License 953, which were the most likely candidates for recoverable oil reserves from reasonably shallow levels. After extensive testing and geological and geophysical research and study, we believe that any significant volumes of economically recoverable oil and gas may be found in the deep, untested, carboniferous age rocks. The carboniferous is present over approximately 40% of the total unevaluated acreage remaining on License 953.

The Company sought and received a one-year extension on the block to further evaluate the carboniferous prospectively and to identify a drillable prospect.

American International Petroleum Corporation Holding, Inc.

Our American International Petroleum Corporation Holding, Inc. subsidiary was formed in August 1998 to hold 25% of the outstanding shares of Zao Nafta, a Russian closed-stock company, which we received as a default payment in 1999. A “closed stock company” is a company which has its equity ownership measured in registered shares. The shares are not publicly traded or readily available for sale to another party without first offering other shareholders proportional participation in the purchase of the shares to be sold. In March 1998, we signed an agreement with Zao Nafta that granted us a 90-day option to acquire a 75% working interest in a joint venture for the development of 17 oil and gas licenses in the Samara and Saratov regions of European Russia, covering approximately 877,000 acres. During the course of our due diligence investigation, we were unable to reach an agreement with the owner of Zao Nafta over who would control and manage development of the acquired fields. As a result, we informed the owner that we would not pursue the purchase and requested a refund of the $300,000 deposit called for in the option. When the owner did not pay the refund, we exercised our right under the option to demand 25% of the outstanding shares of Zao Nafta from the owner. The Zao Nafta shares may be sold or traded in private commercial transactions, as they are not listed or traded on any organized exchange. The shares have been delivered to us and we will hold them until a decision is made on how or if to proceed. We continue to consider various alternatives including the sale or barter of the Zao Nafta shares to acquire petroleum interests in the Samara region of Russia.

Competition

Refining and Asphalt Divisions

The State Departments of Transportation throughout the southeastern part of the United States, including all the states that we consider our marketplace, continue to expand the percentage of polymer modified asphalts in the total mix of road grade asphalts laid on their various highways. This continuing development has been very good for us as the major oil companies continue their withdrawal from this complex business. Our Lake Charles asphalt blending facility currently has the capability to furnish the majority of these polymer modified products. The facility is now gearing up to produce several new specialty products that are high margin with potential significant growth possibilities.

In addition to the construction of the Exxon coker in Houston, which eliminated Exxon Mobil from the asphalt business, Marathon Ashland Petroleum has recently commissioned a large coker in New Orleans that we expect will bring drastic supply changes to the entire marketplace. Marathon will move from a net seller in the wholesale asphalt market to a net buyer to supply their vast downstream retail rack business. We plan to fill a portion of this void upon resumption of crude processing.

Most of our competition in our planned asphalt manufacturing business will come from those refiners who do not have downstream processing options such as residual coking capacity. The major competitor in the local truck rack market is a blending plant operation over 75 miles away. The average distance from our refinery to the nearest competing truck rack asphalt-producing refinery is over 150 miles away. We have been successful over the past year developing the East Texas market. Our current volume in East Texas approaches fifty percent of our business. We have transportation advantages over all competitors in the gulf coast area except one whose overall cost basis is higher than ours.

E &P Division

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

Employees

As of December 31, 2001, we, together with our subsidiaries, employed 61 persons on a full-time basis, including 13 persons who are engaged in management, accounting and administrative functions for American International Petroleum Corporation and 41 who are employed by American International Refinery, Inc. on a full-time basis, including 16 persons who are engaged in management and administrative functions, and 4 persons who are employed by American International Petroleum Kazakhstan in management and administrative positions. Three persons are employed by St. Marks Refinery, Inc., one of which is in management and administration. We frequently engage the services of consultants who are experts in various phases of the oil and gas industry, such as petroleum engineers, refinery engineers, geologists and geophysicists. We have no collective bargaining agreements and believe that relations with our employees are satisfactory.

Financial Information Relating to Foreign and Domestic Operations and Export Sales

The table below sets forth, for each of the previous three fiscal years, the amounts of revenue, operating profit or loss and assets attributable to each of our geographical areas, and the amount of our export sales.

	2001	2000	1999
Sales to unaffiliated customers:
United States	$ 18,312,000	$ 3,109,000	$ 8,138,000
Kazakhstan	—	—	—
Sales or transfers between geographic areas:
United States	—	—	—
Kazakhstan	—	—	—
Operating profit or (loss):
United States	$(12,391,000)	$(5,694,000)	$ 4,979,000
Kazakhstan	(10,671,000)	—	—
Identifiable assets:
United States	$ 21,655,000	$ 31,106,000	$33,877,000
Kazakhstan	$ 12,445,000	$ 21,138,000	$32,162,000
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

Extensive national and/or local environmental laws and regulations in both the United States and Kazakhstan affect nearly all of our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. We cannot assure you that we will not incur substantial financial obligations in connection with environmental compliance.

We are occasionally subject to nonrecurring environmental costs. The annual cost incurred in connection with these assessments varies from year to year, depending upon our activities in that year. The costs of such environmental impact assessments were not material in 2001, and are not expected to be material in future years, however, we cannot assure you that these costs will not be material. We are not aware of any other anticipated nonrecurring environmental costs.

Kazakhstan has comprehensive environmental laws and regulations and has adopted the environmental standards set out by the World Bank organizations. Enforcement is administered through the Kazakhstan Ministry of Environment and related local state agencies. Our operations require a comprehensive environmental permit for all drilling and exploration activities.

We currently have no outstanding or anticipated material reclamation issues in the United State or abroad.

Marketing

Refining Division

We have received full accreditation in the State of Louisiana and the State of Texas Departments of Transportation. Both states have certified us as a self certifying asphalt provider which gives us a great advantage over some of our competitors. This has enabled us to bid on state and federal highway projects in Louisiana and Texas and has provided us with an asphalt quality assurance endorsement for non-state and federal projects as well. We continued to maintain an aggressive marketing posture throughout 2001. We have secured a substantial number of asphalt sales agreements with Louisiana and Texas highway construction companies, both at highway bid lettings and through private conventional paving projects.

Our St. Marks facility remained closed during the year 2001 because of a lack of capital. We continually monitor the market conditions in the region and should general industry conditions change in future months, we will reconsider asphalt operations at St. Marks. In addition, we continue to investigate the possibility of establishing more truck rack retail locations outside the immediate area of its current facility. These market opportunities have the potential to increase our expansion into new profitable retail sales outlets at greater netback margins than can be achieved in the wholesale barge markets.

The Transportation and Equity Act for the 21st Century authorizes $173 billion over six years (1998-2003) for construction and maintenance of federal highways. The six-state Gulf Coast market where we sell our conventional and polymerized asphalt products has been allocated more than $32 billion in federal funding under this Act, a 61% increase over the previous highway spending program. This Act provides a significant increase in the overall demand for asphalt in our markets. In addition, matching state Department of Transportation highway funds could increase the total spending for highway construction by another 10% — 50%. We are committed to continue to expand retail markets across the Gulf Coast and into other various profitable geographic areas.

Trigeant LTD and Sargeant Bulktainers, Inc. accounted for 13% and 12% of our sales during 2001, respectively, and R. E. Heidt Construction, Diamond B Construction, Davison Petroleum and Gilchrist Construction accounted for 25%, 16%, 16%, and 13% of our sales during 2000, respectively.

E &P Division

We have had no oil and gas sales since we sold our South American assets in February 1997. We are currently attempting to obtain a gas sales contract for our License 1551 gas field in Kazakhstan. We have been negotiating a sales contract with Gazprom, the Russian gas monopoly, although we have contacted other parties who could purchase our gas under certain circumstances. However, export of our gas from Kazakhstan through Russia is the most likely alternative and therefore we would need to have either a sales or transportation contract with Gazprom to achieve our goal.

We are currently engaged in negotiations and discussions with various potential purchasers and transporters for the transportation and/or purchase of our anticipated Shagryly gas production and other gas we may have available for sale under a U.S. Dollar or Eurodollar backed contract.

Sources and Availability of Raw Materials

Our Lake Charles refinery requires sour asphaltic crudes as a feedstock to produce performance grade asphalts which are generally in available supply within the western hemisphere. Primary sources of asphaltic crude oil feedstock include Mexico, Venezuela, Colombia, Ecuador, and Canada. Crude oil feedstocks for roofing asphalt can be obtained from Saudi Arabia, Oman, U.S. Gulf offshore, Texas and Louisiana sweet lights. Many crudes can be blended into the primary base crudes. As an alternative to purchasing and processing crude oil, we purchase wholesale asphalt as a blendstock to process and service our asphalt customers in the Gulf Coast. These blendstocks may be purchased from numerous sources, however, their availability varies at certain times of the year when demand is at its peak, principally during the warmer months when shortages can occur. However, availability is usually dependent, to a large extent, on the price a buyer is willing to pay.

Item 2.  PROPERTIES

Oil and Gas Acreage and Wells

Gross acreage presented below represents the total acreage in which we owned a working interest on December 31, 2001 and net acreage represents the sum of the fractional working interests we owned in such acreage.

	Gross Developed Acreage	Gross Undeveloped Acreage	Net Developed Acreage	Net Undeveloped Acreage
Kazakhstan
License 953	—	4,734,097	—	3,313,868
License 1551	—	263,853	—	263,853

Total	—	4,997,950	—	3,577,721

The table below indicates our gross and net oil and gas wells as of December 31, 2001. Gross wells represents the total wells in which we owned a working interest, and net wells represents the sum of the fractional working interests we own in such wells.

Productive Wells
	Total		Oil		Gas
	Gross	Net	Gross	Net	Gross	Net
Kazakhstan	—	—	—	—	—	—

Oil and Gas Production

We have had no oil and gas production or oil and gas sales since February 1997 when we sold our South American subsidiaries.

Reserves

We have had no proved reserves and future net revenues from oil and gas interests we own since February 1997, when we sold these assets. Consequently, we have not filed any reports of estimated total proved net oil or gas reserves since that date.

Drilling Activity

We sold all of our oil and gas producing properties in February 1997 and have not yet implemented production operations in Kazakhstan. The following table sets forth the gross and net exploratory and development wells that were completed, capped or abandoned in which we participated during the years indicated.

	2001		2000		1999
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells:
Kazakhstan
Oil	—	—	—	—	—	—
Gas	—	—	—	—	—	—
Dry	—	—	1.7		2	1.4

Total	—	—	1.7		2	1.4
Development Wells:
Kazakhstan	—	—	—	—	—	—
South America	—	—	—	—	—	—

Total	—	—	—	—	—	—

Total	—	—	1.7		2	1.4

Facilities

We have leased approximately 10,500 square feet of office space in Houston, Texas at a monthly rental of $17,929, which lease expires on December 12, 2003. This space comprises our principal executive office. We also have a lease for approximately 4,800 square feet of office space at 444 Madison Avenue, New York, N.Y. 10022. The space was leased for a period of seven years at a monthly rental rate of $19,600 and expires on December 31, 2005. Two-thirds of this space is sublet for $152,448 per year through the end of our lease in New York.

In addition, we own 100 acres of land in Lake Charles, Louisiana where our refinery is located. In addition to the structures and equipment comprising our refining facility, our refinery assets include an office building with approximately 4,400 square feet, a new 2,200 square foot asphalt plant office, a laboratory, and two metal building structures serving as work shops, maintenance and storage facilities with an aggregate square footage of approximately 4,300 square feet. We also own approximately 68 acres of vacant land adjacent to the St. Marks Refinery in Florida.

Item 3.  LEGAL PROCEEDINGS

In 1998, Neste Trifinery filed suit in a Harris County District Court against us and our wholly owned subsidiary, American International Refinery, Inc. (Neste Trifinery v. American International Refinery, Inc., et al, Case No. 98-11453; in the 269th Judicial District; in and For Harris County, Texas). In the fourth quarter of 2001, Neste withdrew the lawsuit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

PART II

Item 5.  MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded in the over-the-counter market and quoted on the OTC Bulletin Board under the symbol “AIPN”. The following table sets forth, for the periods indicated, the range of high and low sale prices of the common stock as reported by Bloomberg LLP.

		Common Stock
		High Price	Low Price
2000	First Quarter	$2.063	$ .500
	Second Quarter	1.000	.500
	Third Quarter	.656	.406
	Fourth Quarter	.500	.100

2001	First Quarter	$0.484	$0.109
	Second Quarter	0.214	0.109
	Third Quarter	0.137	0.703
	Fourth Quarter	0.121	0.085

At February 15, 2002, our common stock was owned by approximately 1,890 shareholders of record and we estimate there were approximately 26,800 beneficial owners of our common stock. During the fourth quarter of 2001, we issued 4,782,437 shares of our common stock upon conversion of our Series A Convertible Preferred Stock. The issuance of these shares was exempt from the registration requirements of the Securities Act under Section 3(a)(9) of the Securities Act.

Dividend Policy

We have never paid cash dividends on our common stock and do not contemplate paying any cash dividends in the foreseeable future. Our Board of Directors intends to retain earnings to finance the operations and development of our business.

Item 6.  SELECTED FINANCIAL INFORMATION

The following table sets forth selected consolidated financial data for each of the five years ended December 31, 2001, which were derived from our audited consolidated financial statements. Our consolidated balance sheets as of December 31, 2001 and 2000 and our consolidated statements of operations for the years ended December 31, 2001, 2000, and 1999 and the accountants’ report thereon are included in this report under the heading “Consolidated Financial Statements”. Historical results are not necessarily indicative of the results to be expected in the future. The selected consolidated financial data presented below is qualified in its entirety by, and should be read together with, our consolidated financial statements and related notes included in this report under the heading “Consolidated Financial Statements”.

	(000's) December 31
	2001	2000	1999	1998	1997
Statement of operations data
Revenues	$ 18,637	$ 3,274	$ 8,352	$ 11,855	$ 828
Net loss applicable to
common shareholders (1)(2)	(27,670)	(25,428)	(14,918)	(9,103)	(17,954)
Net loss per share -
basic and diluted	(0.17)	(0.23)	(0.20)	(0.17)	(0.43)

(1)	Net loss included a provision for the impairment of carrying costs of oil and gas properties and plant assets of $10,670,675 and $9,236,280, respectively, in 2001 and oil and gas properties of $12,546,295 in 2000.

(2)	Net loss applicable to common shareholders in 2001 and 2000 reflects imputed dividend on preferred stock of $217,000 and $543,000, respectively.

10

	(000's) December 31
	2001	2000	1999	1998	1997
Balance sheet data
Working capital (deficit)	$ (3,144)	$ (8,222)	$ (5,005)	$(4,596)	$ (694)
Total assets	37,054	54,998	69,658	60,861	41,840
Total current liabilities	6,566	10,073	8,904	7,914	9,335
Long-term debt	13,920	5,565	11,985	6,111	-0-
Accumulated deficit	(156,476)	(128,806)	(103,379)	(88,461)	(79,358)
Stockholder’s equity	16,262	37,868	48,464	46,530	32,504
Cash dividends declared	-0-	-0-	-0-	-0-	-0-

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company has two reportable geographical segments which are primarily in the business of exploration, development, production of oil and natural gas, and the refining, petroleum product trading and asphalt products and services area. In mid-February of 2001, the refinery commenced processing crude oil for Sargeant Bulktainers, Inc., a division of Sargeant Marine, Inc., an asphalt transportation and storage company, on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. The refinery also derived revenues by leasing out some of its storage tank facility to third parties. Also during the current year our products trading segment commenced buying and selling the petroleum products derived from the processing agreement with Sargeant. On July 1, 2001, we commenced operating our asphalt segment for our own account after having operated this segment within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. We have had no oil and gas production operations since the first quarter of 1997 when we sold our South American wholly-owned oil and gas subsidiaries. Since this sale, our oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. We have yet to implement oil and/or gas production operations in Kazakhstan.

For the year ended December 31, 2001, our refining segment had sales of $3,009,000 and costs of goods sold and operating expenses of $3,501,000. The petroleum product trading segment had sales of $9,337,000 for the year 2001 with costs of goods sold and operating expenses of $9,084,000. The asphalt products segment had sales of $5,435,000, excluding income from joint venture operations of $529,000, and costs of goods sold and operating costs of $4,852,000 for the year 2001. The oil and gas segment had an impairment of oil and gas properties of $10,671,000 and the refinery property and equipment had an impairment of $9,236,000. Interest income and other corporate revenues totaled $327,000 with general corporate expense, interest expense and depreciation, depletion and amortization being $4,825,000, $2,174,000, and $1,965,000, respectively. Our identifiable assets at December 31, 2001 total $21,655,000 of operating assets in the United States, $12,445,000 in Kazakhstan, and $2,954,00 of corporate assets.

The following table highlights the results of operations for the years ended December 31, 2001, 2000, and 1999.

	Years Ended December 31,
	2001	2000	1999
Trading Operations:
Trading revenues (000's)	$9,337	$ -0-	$ -0-
Product and operating costs (000's)	$9,084	$ -0-	$ -0-
Asphalt Operations:
Asphalt revenues (000's)	$5,435	$2,764	$7,624
Product and operating costs (000's)	$4,852	$2,319	$6,859
Refinery Operations:
Refinery revenues (000's)	$3,009	$ 170	$ 513
Product and operating costs (000's)	$3,501	$1,924	$1,811

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Trading Operations:

The product trading and marketing segment includes the purchasing and sales of various petroleum products derived from the processing agreement with Sargeant. The petroleum product revenues approximated $9,337,000 during the first nine months of 2001 with costs of products approximating $9,084,000. This segment sells and buys crude oil products to and from third parties. It commenced operations during the latter part of the first quarter of 2001 and had sales of over 390,000 barrels of various products during the current period. We did not have any petroleum product sales during 2000.

Asphalt Operations:

Since 1998, for the most part, we have operated our asphalt business for our own account. However, during the period July 1, 2000 through June 30, 2001, the asphalt segment operated under a joint venture structure with Sargeant and we accounted for our interest on the equity method. Consequently, only profits from the joint venture are reflected on our financial statements for that period, not the related revenues and expenses.

Consequently, the year ended December 31, 2001 reflects only the revenue and expense from July 1, 2001 through the end of the year. During this period, our asphalt and related revenues approximated $5,435,000 with related costs of $4,852,000 compared to revenues of $2,764, 000 and related costs of $2,319,000 for the period ended December 31, 2000, which reflected only the six months of operation from January 1, 2000 through June 30, 2000, the period preceding the joint venture. Asphalt volumes were greater for the six month period this year compared to the same period last year by 38% due primarily to the exceptionally good weather our market area experienced during the latter part of 2001 compared to the rainy winter/spring weather experienced during the same period in 2000. At December 31, 2001, we had a backlog of asphalt sales orders of approximately 43,000 tons valued at approximately $6.7 million.

Our St. Marks, Florida refinery facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin PG-grade polymerized products in the Louisiana and Texas markets, the lack of such products in the St. Marks markets, and the additional cost which would be incurred to transport products to St. Marks from Lake Charles. Operating the St. Marks facility will depend on the future price and availability of petroleum products. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for possible site contamination which we believe occurred prior to our purchase of the facility. At this time, we do not believe any material liability will result from the investigation and, consequently, have made no provision for same in our financial statements. However, the investigation may hinder our ability to reopen the facility during 2002.

Refinery Operations:

During 2001, the refinery had revenues of approximately $3,009,000 from processing and rental fees with related operating costs of $3,501,000 compared to approximately $170,000 of revenues and related costs of $1,924,000 for the year 2000. The refinery was inactive during 2000 compared to having been operational for approximately five months during 2001. During 2001 we processed approximately 1,113,000 barrels of crude oil feedstock for third parties compared to approximately 100,000 barrels during 2000. During the third quarter of 2000 we entered into a processing agreement with Sargeant to process their crude oil for a processing fee plus any incremental increases in energy costs. Sargeant did not provide the necessary feedstocks to start processing until the first quarter of 2001 and processed much less crude oil than they agreed to process, so the processing agreement was mutually terminated in July 2001. The high costs to maintain the refining unit while it is not being 100% utilized significantly contributed to the high operating costs we experienced in 2001 and 2000. We are currently negotiating a new agreement with a different party, under which we would maximize the utilization of the refining and asphalt facilities in Lake Charles during the second quarter of 2002. However, we cannot assure you that we will enter into an agreement with that or any other party.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

Trading Operations:

We had no trading operations prior to February 2001.

Asphalt Operations:

During 2000, we had asphalt revenues of $2,586,000, exclusive of any joint venture revenues, compared to revenues of approximately $7,621,000 during 1999. Costs of sales related to these revenues were approximately $3,000,000 and $8,486,000, respectively. Other asphalt related revenues in 2000 were $179,000 with related costs of $206,000 compared to $4,000 of other asphalt revenues and costs of $59,000 for 1999. These revenues and costs are primarily related to providing asphalt transportation and services for third parties. The decrease in asphalt revenues is due to our accounting for the joint venture on the equity method. Joint venture asphalt revenues were approximately $3,972,000 with related costs of $3,857,000. The joint venture provided feedstocks to fulfill our backlog contractual obligations with a reasonably priced product. During the first two quarters of 2000 we had been fulfilling certain of our 1999 asphalt contracts with asphalt inventory that had been purchased at higher 2000 asphalt spot market prices than asphalt market prices had been at the time the contracts were entered into. As a result, we were committed to selling low-priced conventional asphalt at a loss or at break-even throughout most of 1999 and early 2000. With this supply of asphalt, we were able to supply these 1999 contracts with lower cost asphalt and mitigate some of the effects of the market variances. We mitigated some of the effects of these market variances by use of escalation provisions in our asphalt sales contracts, which now enable us to increase our contracted sales price by 5% per quarter if our feedstock prices rise to certain levels.

Refinery Operations

The refinery had only $21,000 of light end sales in 2000 compared to approximately $513,000 in 1999. Except for a 50,000 barrel test run in November related to our processing agreement with Sargeant, the refinery did not process any crude oil in 2000 due to the shortage of crude oil and our capital constraints during the year. In connection with the processing agreement with Sargeant, the refinery processed a test batch of product for Sargeant and recorded revenues of $149,500 related to the processing. Initial processing was to commence in November but was delayed by Sargeant in procuring its feedstock until February of 2001, at which time the refinery began processing at initial rates of 10,500 to 12,000 barrels per day.

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

Other Income

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Other income increased in 2001 compare to 2000 by approximately $162,000. The increase was primarily attributable to an increase in interest income for the year of $125,000 due to having more funds on deposit during 2001 compared to 2000. Sub-lease income increase by $39,000 in 2001 compared to 2000. Sub-lease income in 2001 reflected revenues for twelve months compared to nine months for the year 2000.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

Other income decreased in 2000 by approximately $49,000 compared to 1999. The decrease is a result of less interest income derived from fewer funds on deposit during 2000 compared to 1999. During 2000 we entered into a partial sub-lease of space at our New York office and recognized rental income of $114,000 during the year which we did not have in 1999. The sub-lease is a result of our continued efforts to reduce its general and administrative costs during the year 2000. A decrease in 2000 of approximately $56,000 is attributable to recognition of a forgiveness of debt recorded in 1999 and none for 2000.

General and Administrative

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Total general and administrative expenses decreased by approximately $1,953,000, or 29%, in 2001 compared to 2000. Several items contributed to this years significant decrease. During 2001 we were able to negotiate an adjustment related to property taxes assessed on the refinery plant and equipment for the year 2001 and 2000, which amounted to a $682,000 decrease in the total tax assessment. Also, in 1998 we reserved and recorded a provision for bad debt expense of approximately $1,500,000 related to the default of MIP on the note related to the sale of the Colombian and Peru oil and gas properties, as previously discussed. Due to subsequent payments made by MIP, the reserve was reduced by approximately $708,000 at the end of this year. The majority of the bond cost related to financing during 2000 were written off in the year 2000 and bond costs related to financing in 2001 decreased $245,000 compared to 2000. Another area contributing to the large decrease in 2001 was the decrease in public relations and trading costs of approximately $223,000 under 2000 costs. Certain other expenses decreased during 2001 compared to 2000: travel expenses, professional fees and sales commissions decreased approximately $131,000, $77,000, and $58,000, respectively. Certain other expenses increased during 2001 compared to 2000: General insurance expenses, general office expenses, and environmental cleanup and assessments increased approximately $40,000, $19,000, and $117,000, respectively. The Company continually strives to reduce its general and administrative expenses.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

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

Depreciation, Depletion and Amortization

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Depreciation, depletion and amortization increased approximately $120,000 in 2001 compared to 2000 due to adjustments in depreciation rates and values throughout the year.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

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

Provision for Impairment of Oil and Gas Properties

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

The net total costs recorded for License 953 equal $14.7 million before impairment, through the end of 2001, including approximately $6 million in identifiable seismic costs which we believe has a market value which could exceed its cost. However, since we have utilized a portion of this seismic data to evaluate certain acreage within the License and have completed the evaluation of a majority of the License acreage without identifying any related proven oil and/or gas reserves, we believe it is appropriate to impair the related seismic data costs and the non-seismic property costs associated with these unsuccessful evaluations. Therefore, we have recorded an impairment to the net total costs recorded for License 953 of $10.7 million for the year ended 2001. At December 31, 2000 we recorded an impairment of $12.5 million for License 953.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

In March 2001, we completed the re-entry and testing of the Begesh No. 1 oil well on License 953 in Kazakhstan and concluded that the well’s upper Jurassic zones were not capable of producing economic quantities of crude oil. At this time, we believe we have sufficiently tested the Jurassic and Eocene structures present in License 953, which were the most likely candidates for recoverable oil reserves from reasonably shallow levels. After extensive testing and geological and geophysical research and study, we believe that any significant volumes of economically recoverable oil and gas may be found in the deep, untested, carboniferous structures, which are estimated to equate to approximately 40% of the total unevaluated acreage remaining on License 953. Therefore an impairment provision of $12,546,000 was recognized on our Kazakhstan oil and gas properties held on License # 953. We evaluated the costs recorded on this License and calculated that approximately 60% of the costs of the project had been impaired. There was no impairment recorded against License 953 for the year ended 1999 or any year prior to that.

Provision for Impairment of Plant Assets

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Because of the inconsistent pattern in which we have utilized the Lake Charles facilities since the termination of the lease with Gold Line, primarily caused by the short-term nature of the contracts we have entered into during that period, it is difficult to determine with any certainty if we can fully recover the existing carrying value of the facilities. Although we are currently having discussions that could result in multi-year contracts which would maximize the utilization of these assets which could result in sufficient undiscounted future cash flows to fully recover these carrying costs, at this time, we cannot assure you that we will consummate agreements that will achieve that result. In addition, although the continuation and growth of our asphalt business may justify retaining a good portion of the existing carrying value of approximately $29 million, at this time, we cannot assure the full recovery of these costs. Consequently, we have decided to record an impairment of approximately $9.2 million of the plant assets at the Lake Charles facilities for the year ended 2001. There was no impairment recorded for the year ended 2000.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

There was no provision for impairment of plant assets in the years prior to 2001.

Interest

Imputed interest of approximately $1,248,000, $705,000 and $3,044,000 was incurred in the years ended December 31, 2001, 2000 and 1999, respectively, and was related to the presumed incremental yield our investors may derive from the discounted conversion rate of debt instruments issued by us during these years. Management believes that the related amount of interest recorded by us is not necessarily the true cost to us of the instruments we issued and that it may be reasonable to conclude that the fair value of the common stock into which these securities may be converted was less than such stock’s quoted market price at the date the convertible securities were issued (considering factors such as the period for which sale of the stock is restricted, which in some cases was as long as six months, large block factors, lack of a sufficiently active market into which the stock can be quickly sold, and time value). However, generally accepted accounting principles require that the “intrinsic value” of the conversion feature at the date of issuance should be accounted for and that such incremental yield should be measured based on the stock’s quoted market price at the date of issuance, regardless if such yield is assured.

We expense and also capitalize certain other costs associated with the offering and sale of debentures. Capitalized costs are amortized as interest expense over the life of the related debt instrument. These costs include the accounting for common stock warrants issued with and related to certain convertible debentures, commissions paid, and certain legal expenses

Year Ended December 31, 2001 compared to the Year Ended December 31, 2000

Interest expense decreased approximately $1,116,000 for the year 2001 compared to 2000. During 2001 we incurred approximately $747,000 of interest on debentures and short-term and trade notes outstanding during 2001 compared to $1,872,000 of interest incurred in 2000. We incurred approximately $1,248,000 of non-cash imputed interest and approximately $179,000 of non-cash interest related to warrants and stock issued in connection with debentures.

Year Ended December 31, 2000 compared to the Year Ended December 31, 1999

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

Liquidity and Capital Resources

During the year ended December 31, 2001, we used a net amount of approximately $4,121,000 for operations, which reflects approximately $22,315,000 of non-cash provisions, including impairment of oil and gas properties in Kazakhstan of $10,671,000 and plant assets in Louisiana of $9,236,000. Approximately $589,000 was used to increase asphalt blendstock inventory and current assets other than cash and $1,605,000 was provided from an increase in accounts payable and accrued liabilities. Additional uses of cash during the period included additions to oil and gas properties and refinery property and equipment of $2,226,000. Cash for operations was provided by proceeds from the sale of preferred stock, debentures, and notes payable of $5,893,000 and from an increase in short-term debt of $1,278,000. This cash was offset by cash used to decrease notes payable of $586,000 and to increase other long-term assets of $466,000.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, we reached an agreement with Mercantile, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile originally informed us they expected the payments to resume upon resolution of this dispute in July 2001. In November 2001, Mercantile indicated they expected an imminent settlement of this dispute, which would allow them to release the accrued, unpaid portion of the amounts due through mid-November of $640,000. However, shortly thereafter, Mercantile was informed they had lost the dispute and were not able to release these funds in lump sum, but would need to begin paying again at $80,000 per month until all amounts due were fully paid.

In an effort to minimize our exposure to the potential future risks of receiving full payment of the debenture from Mercantile, we agreed to reduce the principal and interest balances due on the debenture of approximately $2.6 million to $1.5 million, if Mercantile would pay us $1.1 million immediately, $100,000 on or before March 15, 2002, and $300,000 on or before December 31, 2003. Mercantile agreed and paid the first installment of $1.2 million. In the event either the second or third payments are not made on or before the respective due date, the required payments will double, respectively, as applicable. Interest accrues on the $300,000 final payment at 11.5% per month and is to be paid to us in cash each month beginning March 15, 2002.

In addition to reducing the principal and interest balances due, we also gave up any rights we had in connection to any net operating loss benefits which would accrue to Mercantile, which benefits, we believe, were not likely to accrue in any event. We utilized the proceeds primarily to service our asphalt contract backlog which, at December 31, 2001 was worth approximately $6 million. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time, at $1.50 per share. Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants was $1.00 per share during 2001 and is $1.50 during 2002. These provisions of the debenture remain unchanged.

We continue to have discussions with potential partners regarding a farmout of some of our 100% working interest in License 1551 Shagyrly gas field in Kazakhstan. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses. The majority of the development funding for License 1551 is expected to be derived from project financing.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. Each lender was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the preliminary reentry work at our Begesh oil well in License 953 in Kazakhstan, which reentry was completed in the first quarter of 2001 and resulted in no economically recoverable oil. As of December 31, 2001, we had an aggregate outstanding principal balance remaining on these notes of $100,000. The drilling effort at Begesh satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000. We received formal approval of our request for an extension of the exploration contract and the remaining $2.8 million minimum work program from the Kazakhstan Government for an additional year through November 2002, however, at this time, we plan to apply for a three year extension of the License and related minimum work program which would be directed at evaluating the gas potential in the eastern portion of the License near Shagyrly Shomyshty.

We have decided to delay the initial phase of development drilling at Shagyrly Shomyshty, estimated to cost approximately $3.8 million, until a gas sales contract is obtained to sell the related natural gas production. We continue to have discussions with potential purchasers and marketers regarding the purchase of our gas, however, political and organizational changes within Kazakhstan and Russia have resulted in substantial delays and uncertainty relative to our ability to consummate such a contract. We cannot assure you that a gas contract will be signed or that we will be successful with the initial phase of the drilling program, both of which are prerequisites to the initiation of full field development of Shagyrly Shomyshty. We have had discussions with various financing entities, suppliers and export credit agencies regarding project financing to complete the full development of this project.

In September 2000, we entered into a one-year processing agreement with Sargeant Bulktainers Inc., a division of Sargeant Marine, Inc., in which Sargeant agreed to process a minimum of 300,000 barrels of crude oil per month through our Lake Charles, Louisiana refinery’s atmospheric distillation unit. However, through July 2001 Sargeant had only processed an aggregate of approximately one-third of the total volumes of crude oil they agreed to process through our facility. Since both we and Sargeant desired early termination, by mutual agreement, the processing agreement and the related agreement to purchase Sargeant’s refined products were both terminated on July 31, 2001. The original term of these agreements was scheduled to end on September 21, 2001.

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

We had various discussions with Sargeant in an attempt to negotiate an extension of the joint venture under more favorable terms. However, the parties could not agree on new terms and mutually agreed not to renew the joint venture beyond its original term of June 30, 2001. The parties also agreed that, except for approximately 3,600 tons, all deliveries of asphalt from the asphalt backlog existing on June 30, 2001 of 69,000 tons would be our responsibility to service and that we would bear the entire risk of profit and loss on these contracts. There remain some areas of disagreement with Sargeant related to the winding up of the Joint Venture and, consequently, the final accounting is not yet complete. Between July 1, 2000 and June 30, 2001, the Joint Venture sold approximately $8 million worth of asphalt at an estimated profit of approximately $1.3 million.

We have operated our asphalt business on our own since June 30, 2001 and will continue to do so in the foreseeable future. However, this requires us to bear the entire risk of the resultant profit or loss and to purchase and self-finance our feedstock supplies, which may result in higher cost of goods sold than we experienced in the joint venture.

We have maintained our Lake Charles refinery in a state of readiness since the termination of the Sargeant processing agreement because we have been having discussions with a number of companies regarding the full utilization of the processing and asphalt facilities. However, in order to conserve cash, we have reduced our refining staff to a minimum pending a new processing agreement or the attainment of sufficient financing to support our own refining operations. We hope to have such agreements in place in the near future, however, at this time we cannot assure you that they will be consummated.

In order to provide additional working capital to supplement the cash flow derived from our asphalt operations, on December 19, 2001, we sold a one-year, $1.25 million principal amount, 14% note to GCA Strategic Investment Fund Limited, secured by a mortgage on our St. Marks, Florida refinery.

In addition, we reached an agreement with GCA to extend the outstanding aggregate principal balance of all our outstanding debentures to GCA, totaling $8.6 million, due in full in April 2002, to February 1, 2007. This agreement enabled us to approach sources of capital to fund our operations without the immediate burden of having to repay these debentures in the near future.

We also recently sold an aggregate of $240,000 of 14% notes to our Chairman and Chief Executive Officer George Faris, which are payable upon demand. We believe the terms of the loans were as favorable to us as we could have obtained from an unaffiliated party. The proceeds were used primarily to service our asphalt contract backlog.

We have been in discussions with various financial entities regarding a line of credit to support our refining and asphalt businesses. Because we were able to extend the due date of the debentures issued to GCA and our asphalt business has a profitable operating history, we have generated some interest in this regard. However, to date, we do not have a firm commitment for the amount of financing we would require for minimal operations during 2002, which would approximate $2 million to $3 million. Ideally, approximately $7 million would be required to support an aggressive asphalt operation during 2002, which would provide sufficient capital to support all of our cash requirements during the next year.

If we are successful in securing the necessary working capital, we plan to initiate an aggressive business plan to increase our asphalt sales volumes in 2002 over 2001, which could include a reopening of our St. Marks, Florida distribution facility. If we are unable to secure adequate financing to accomplish this goal, we may need to curtail our operations which, although profitable, probably would not be adequate to fully support all of our cash requirements next year.

We plan to utilize any proceeds we may receive from the sale, if any, of a portion of our Kazakhstan concessions to repay our outstanding convertible debt and/or to supplement any cash flow shortfall from our operations. If such a sale is not consummated or, if we are unable to secure contracts to fully utilize our refining and asphalt facilities, we will need to obtain additional financing or sell assets to adequately supplement any operating cash shortfall we may incur.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In June 2001, the FASB also approved for issuance SFAS 143, Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

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

	2002	2001	2004	Total Recorded Amount	Fair Value
Debt:	$1,218,749	$5,923,128	$5,446,932	$12,601,809	$12,601,809
	14.0%	14.1%	28.0%

A 10% increase in interest rates would decrease our cash flow by approximately $253,000 and would decrease the fair value of our debt instruments.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III.

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors are:

Name	Age	Position(s)	Year First Became a Director or Officer

George N. Faris	61	Chairman of the Board and	1981
		Acting Chief Executive Officer
William R. Smart	81	Director	1987
Daniel Y. Kim	77	Director	1987
Donald G. Rynne	79	Director	1992
John H. Kelly	62	Director	1999
J. E. Knight	56	Director, President, Chief Operating Officer	2001
Denis J. Fitzpatrick	57	Director, Executive Vice President,	1994
		Secretary and Chief Financial Officer
William L. Tracy	54	Treasurer and Controller	1992

Dr. George N. Faris has served as Chairman of our Board of Directors 1981. He has served as Acting Chief Executive Officer since July 7, 2000. He served as Chief Executive Officer from 1981 to December 1999. Dr. Faris was the founder of ICAT, an international engineering and construction company, and served as its President from ICAT’s inception in 1972 until October 1985. Prior to 1972, Dr. Faris was the President and Chairman of the Board of Directors of Donbar Development Corporation, a company engaged in the patent development of rotary heat exchangers, devices which exchange heat from medium to medium and on which Dr. Faris was granted a number of patents. Dr. Faris received a Ph.D. in Mechanical Engineering from Purdue University in 1968.

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

J. E. Knight has served as a member of our Board of Directors and as President and Chief Operating Officer since September 2001. Mr. Knight was a Director, President and CEO of First International Oil Corporation; a privately-held company involved in exploration & production activities internationally, primarily in Kazakhstan, for two years prior to joining our company . He was Regional Vice President of Union Texas Petroleum Holdings Corporation (“UTP”) ,acquired by ARCO in 1998, and President of one of the three business areas, EMAC, where he directed all of UTP’s business activities in Europe, the Middle East, Africa, Russia and Central Asia. During his 18 years with UTP he served in numerous international assignments including, Vice President of International Operations, Vice President Technical Services and Vice President ,Drilling. Prior to joining UTP, he worked for twelve years in various management and technical positions with Arabian American Oil Company (ARAMCO) and Ingersoll Rand Co. (now Dresser-Rand). He is a member of the Society of Petroleum Engineers and the Association of International Petroleum Negotiators. Mr. Knight received a B.S. Degree in Mechanical Engineering in 1968 from the University of Kentucky and an MBA from the University of Houston in 1988.

Denis J. Fitzpatrick has served as Vice President, Secretary and Chief Financial Officer since August 1994 and as a Director since July 2001. He served as our Acting President from July 2000 through September 2001. Mr. Fitzpatrick has held various accounting and financial management positions during his 25 years in the oil and gas industry. He has also served as a Director or Officer of the Council of Petroleum Accountants Society; Director of the Kern County California Economic Development Corporation; Director of Junior Achievement; served on the Tax Committee of the American Petroleum Institute and as a member of the American Management Association. Mr. Fitzpatrick received a B.S. degree in Accounting from the University of Southern California in 1974.

William L. Tracy has served as our Treasurer and Controller since August 1993. He served as our Assistant Controller from February 1992 through July 1993. From May 1989 until February 1992, Mr. Tracy was self-employed as an energy consultant with the Commonwealth of Kentucky. From June 1985 until May 1989, Mr. Tracy served as President of City Gas and Transmission Corp., a public oil and gas production and refining company. He received his BBA degree in Accounting from Bellarmine College in Louisville, Kentucky in 1974.

Our executive officers are appointed annually by the Board to serve until their successors are duly elected and qualified.

Committees of the Board of Directors

Our Board of Directors has three standing committees: an Executive Committee, a Compensation Committee, and an Audit Committee.

The Executive committee is composed Dr. Faris (Chairman), Messrs. Rynne and Smart.

The Compensation committee is composed of Dr. Kim (Chairman), Messrs. Rynne and Kelly.

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

Director Compensation

During 2001, we reimbursed outside Directors for their actual company-related expenses, including the costs of attending Directors’ meetings. We accrued, for each outside Director, $1,000 per month for serving in such capacity; $500 for participation in each Committee meeting, if such Director served on a Standing Committee of the Board of Directors; and $500 for each Board meeting attended.

Item 11.  EXECUTIVE COMPENSATION

The following table discloses compensation for services rendered by our Chief Executive Officer and all of our other executive officers whose compensation exceeded $100,000 in 2001, 2000, and 1999.

	Annual Compensation				Long Term Compensation
Name and Principal Position	Year	Salary	Bonus		Other Annual Compensation	Options (#)		All Other Compensation
George N. Faris	2001	$367,500	$ —		$—	798,750		$ —
Chairman of the Board	2000	298,077	90,632	(1)	—	250,000		—
Chief Executive Officer	1999	335,769	41,250		—	500,000		—

J. E. Knight	2001	$ 98,750	$ —		—	400,000	(2)	$ 2,000	(3)
President and Chief	2000	—	—		—	—
Operating Officer	1999	—	—		—	—

Denis J. Fitzpatrick	2001	$215,000	$ —		$—	101,500		$ 6,000	(3)
Executive Vice	2000	175,500	42,212	(1)	—	50,000		16,976	(4)
President, Secretary,	1999	135,769	15,000		—	100,000		—
Chief Financial Officer

William L. Tracy	2001	$125,000	$ —		$—	40,500		$ —
Treasurer and	2000	100,000	24,483	(1)	—	—		—
Controller	1999	100,000	10,006		—	75,000		—

(1)	Incentive bonus paid in shares of our common stock.

(2)	Mr. Knight was hired in September 2000. He was granted 400,000 options as a signing bonus, which fully vest during his first three years with our company.

(3)	Car allowance

(4)	Includes $11,976 moving allowance and $5,000 car allowance.

Incentive and Stock Option Plans

We have reserved and registered 5,000,000 shares of our common stock for awards under our 2001 Long Term Performance Plan. This plan has been approved by our Board of Directors and is administered by a committee designated by our Board of Directors. Under the plan, employees or any individual or entity providing services on our behalf are eligible to receive awards. The designated committee determines the type or types of awards to be made to each participant and the related terms. Awards include but are not limited to stock options, stock appreciation rights, stock, or cash. The performance criteria for such awards consist of objective tests based on various criteria, which may be measured solely on a corporate, subsidiary, or business unit basis. Payment of awards may be deferred, either in the form of installments or as a future lump sum payment, in accordance with such procedures as may be established from time to time by the designated committee. As of December 31, 2001, an aggregate of 955,000 shares of our common stock was issued and no stock options or stock appreciation rights had been granted under this plan.

We also have a 2000 Stock Option Plan, which has been approved by our Board of Directors and by our shareholders. The plan is administered by our Board of Directors or a committee designated by them. Under the plan employees, including officers and managerial or supervising personnel, are eligible to receive incentive stock options in tandem with stock appreciation rights and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options in tandem with stock appreciation rights. Options may be granted to purchase an aggregate of 5,000,000 shares of our common stock under the plan. If an option granted under the plan terminates or expires without having been exercised in full, the unexercised shares subject to the option will be available for a further grant of options under the plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the plan after July 10, 2010. The exercise price of the options granted under the plan cannot be less than the fair market value of the shares of common stock on the date the option is granted. Incentive stock options granted to shareholders owning 10% or more of the outstanding voting power of our company must be exercised at a price equal to at least 110% of the fair market value of the shares of common stock on the date of grant. The aggregate fair market value of common stock, as determined at the time of the grant with respect to which incentive stock options are exercisable for the first time by any employee during any calendar year, may not exceed $100,000. Any additional common stock as to which options become exercisable for the first time during any such year are treated as non qualified stock options. As of December 31, 2001, 525,000 options had been granted under this plan.

Option Grants In Last Fiscal Year

The table below includes the number of stock options granted to the executive officers named in the Summary Compensation Table as of December 31, 2001, exercise information and potential realizable value.

	Individual Grants				Potential Realizable
	Number of Securities Underlying Options	Percent of Total Options Granted to Employees in	Exercise	Expiration	Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Granted(#)	Fiscal Year	Price($/sh)	Date	5%($)	10%($)
George Faris	798,750	33%	$0.13	01-12-11	$ -0-	$ -0-
J. E. Knight	200,000	8%	$0.10	09-03-06	$ -0-	$ -0-
	100,000	4%	$0.25	09-03-06	$ -0-	$ -0-
	100,000	4%	$0.50	09-03-06	$ -0-	$ -0-
Denis Fitzpatrick	101,500	4%	$0.13	01-12-11	$ -0-	$ -0-
William L. Tracy	40,500	2%	$0.13	01-12-11	$ -0-	$ -0-

Aggregate Option Exercises in 2001 And Option Values at December 31, 2001

The table below includes the number of shares covered by both exercisable and non-exercisable stock options owned by the executive officers named in the Summary Compensation Table as of December 31, 2001. Also reported are the values for “in-the-money” options that represent the positive spread between exercise price of any such existing stock options and the year-end price.

	Shares		Number of Unexercised Options		Value of Unexercised
	Acquired on	Value	at December 31, 2001		In-the-money Options
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

George N. Faris	—	$—	2,646,250	-0-	$ -0-	$ -0-
J. E. Knight	—	$ -0-;	-0-	400,000	$ -0-	$ -0-
Denis J. Fitzpatrick	—	$—	334,500	-0-	$ -0-	$ -0-
William L. Tracy	—	$—	121,500	-0-	$ -0-	$ -0-
23

Employment Contracts

Dr. George N. Faris is employed as Chairman of the Board and Chief Executive Officer until July 31, 2002 at an annual salary of $367,500 and as the part time Chairman of the Board until July 31, 2003. The agreement provides that if the initial term is not extended, we will retain Dr. Faris, at his discretion, as a consultant for a period of two calendar years ending July 31, 2005 at an annual salary equal to 50% of his annual base salary at December 31, 2002. The agreement also provides for, a) a severance payment equal to one month’s salary for each full year of employment beginning January 1, 1995, based on base salary at December 31, 1999 and b) a change in control payment equal to 2.99 times the greater of (i) $350,000 or (ii) his base salary in effect on date of termination as a result of a change in control.

Mr. James E. Knight was hired as President and Chief Operating Officer on September 4, 2001 at an annual salary of $325,000 for a period of eighteen months. The term shall be automatically renewed and extended for successive periods of one year commencing on his eighteen month anniversary date and on each successive one year anniversary thereafter unless either Mr. Knight or we give the other notice of termination at least ninety days prior to the end of the initial term or any renewal term. In such event, his employment will terminate at the end of the initial term on the end of the renewal term during which such notice was given. If, after the initial eighteen month term, his employment is terminated without cause, he will be entitled to one month of severance pay for each full year of employment, prorated for each full month of employment. The agreement also provides for a change of control payment equal to 2.99 times his annual base salary that is in effect immediately prior to his termination as a result of a change in control.

Item 12.   SECURITIES OWNERSHIP OF MANAGEMENT AND PRINCIPAL SHAREHOLDERS

The following table sets forth certain information, as of February 19, 2002, regarding the beneficial ownership of our common stock by (i) each person known by us to be the beneficial owner of more than 5% of the common stock; (ii) each Director; (iii) each executive officer named in the Summary Compensation Table; and (iv) all Directors and executive officers as a group.

Name and Address of Beneficial Holder (1)	Amount and Nature of Beneficial Ownership		Percent of Class

The Palladin Group, L.P.	18,364,079	(2)	9.9%
195 Maplewood Avenue
Maplewood, NJ 07040

GCA Strategic Investment Fund Limited	18,364,079	(3)	9.9%
106 Colony Drive, Suite 900
Cumming, GA 30040

George N. Faris	6,476,975	(4)	3.5%

Daniel Y. Kim	624,557	(5)	*

Donald G. Rynne	1,425,521	(6)	*

William R. Smart	683,941	(7)	*

John Kelly	302,000	(8)	*

J. E. Knight	377,587	(9)	*

Denis J. Fitzpatrick	1,133,408	(10)	*

William L. Tracy	555,543	(11)	*

All officers and Directors as a group
(consisting of 8 persons)	11,579,532	(12)	6.2%
____________________ *Less than 1% of class 24

(1)	All officers and Directors have an address c/o American International Petroleum Corporation at 2950 North Loop West, Houston, Texas, 77092.

(2)	The Palladin Group, L.P. serves as investment advisor to Halifax Fund, L.P., the registered owners of our 5% convertible secured debenture and warrants to purchase common stock, and has been granted investment discretion over our securities owned by this fund. In this capacity, The Palladin Group, L.P. may be deemed to have voting and dispositive power over such securities. Mr. Jeffrey Devers is the principal officer of The Palladin Group. The terms of the 5% Debenture and warrants provide that the number of shares that the registered owners may acquire upon conversion or exercise may not exceed that number that would render Halifax Fund, L.P. the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.

(3)	GCA is the ultimate beneficial owner of the shares owned by GCA and, through its board of directors, has the sole voting power to vote the shares. Prime Management Limited, a Bermuda corporation located in Bermuda has sole voting power with respect to the shares owned by GCA. Joe Kelly, a Bermuda resident, has the sole voting power over Prime Management. Global Capital Advisors Ltd., GCA’s investment advisor located in Georgia, together with GCA’s board of directors, has the sole investment decision authority over the shares owned by GCA. The terms of the series A convertible preferred stock and related warrants provide that the number of shares that GCA may acquire upon conversions or exercise may not exceed that number that would render GCA the beneficial owner of more than 9.99% of the then outstanding shares of our common stock.

(4)	Includes 2,646,250 shares that he may acquire upon the exercise of stock options.

(5)	Includes 554,679 shares that he may acquire upon the exercise of stock options.

(6)	Includes 696,429 shares that he may acquire upon the exercise of stock options.

(7)	Includes 433,929 shares that he may acquire upon the exercise of stock options.

(8)	Includes 300,000 shares that he may acquire upon the exercise of stock options.

(9)	Excludes 100,000 shares that he may acquire upon the exercise of stock options commencing September 4, 2002, 100,000 shares that he may acquire upon the exercise of stock options commencing March 4, 2003, and 200,000 shares that he may acquire upon the exercise of stock options commencing March 4, 2004.

(10)	Includes 334,500 shares that he may acquire upon the exercise of stock options.

(11)	Includes 121,500 shares that he may acquire upon the exercise of stock options.

(12)	Includes all of the shares that may be acquired upon the exercise of stock options included in the table for the named individuals described in Notes (4) through (11) above.

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

Based solely on our review of the copies of such reports received by it, or written representations from certain reporting persons that no Form 5 was required for those persons, we believe that, during the period from January 1, 2001 through December 31, 2001, all filing requirements applicable to our officers, Directors and greater than 10 percent beneficial owners were complied with.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, we borrowed an aggregate of $320,000 from George N. Faris, our Chairman of the Board. These loans were payable upon demand together with accrued interest at 14% per annum. We repaid these loans in full during 2001.

During February 2002, we borrowed an aggregate of $240,000 from Dr. Faris. The loans are payable on demand and bear interest at 14% per annum. On August 24, 2000, we borrowed $100,000 from Mr. Donald Rynne, one of our directors. This loan is repayable on demand and bears interest at 12% per annum. In connection with this loan, we issued an option to Mr. Rynne to purchase one share of common stock for each dollar borrowed. The option may be exercised prior to August 23, 2010 and has an exercise price of $0.43 per share, representing 105% of the market price of a share of our common stock on the date immediately preceding the loan. We also issue him an additional 20,000 shares for each month the loan remains outstanding beyond December 2000 at exercise prices based on the average closing market price of our common stock during each particular month. As of February 28, 2002, the entire amount of these loans remained outstanding. We believe that the terms of these loans were as favorable to us as we could have obtained from an unaffiliated party.

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a)	Documents Filed as Part of the Report

(2) Financial Statement Schedules. None. (3) Exhibits.

2.1	Share Purchase Agreement dated February 25, 1997, among Registrant and AIPCC, PAIPC and MIP. (3)

3.1	Restated Articles of Incorporation (2)

3.2	By-laws, as amended (3)

4.1	1998 Stock Option Plan of the Registrant.(6)

4.2	1998 Stock Award Plan of the Registrant.(6)

4.3	Convertible Debenture Purchase Agreement dated February 18, 1999. (4)

4.4	Form of 5% Convertible Secured Debenture dated February 18, 1999. (4)

4.5	Form of Warrant issued pursuant to the Convertible Secured Debentures dated February 18, 1999. (4)

4.6	Form of Registration Rights Agreement dated February 18, 1999. (4)

4.7	Form of Mortgage and Security Agreement issued pursuant to the Convertible Secured Debentures dated February 11, 1999 (4)

4.8	Form of Securities Purchase Agreement dated December 1, 1999 by and among Registrant and GCA Investment Fund Ltd. (8)

4.9	Form of Mortgage and Security Agreement between St. Marks Refinery, Inc. and GCA Strategic Investment Fund, Ltd. (8)

4.10	Form of Warrant issued in connection with the Securities Purchase Agreement referenced in Exhibit 4.33.(8)

27

4.11	Form of Securities Purchase Agreement and related Schedules dated April 24, 2001. (9)

4.12	Form of Exchange Agreement and related Schedules dated April 28, 2001. (9)

4.13	Form of Securities Purchase Agreement and related Schedules dated December 19, 2001

10.1	Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2	$3 million Exchangeable Debenture, granted by AIPCC to the Registrant due February 25, 1999. (5)

10.3	Amendment #2 to Employment Agreement dated May 1, 1989 by and between Registrant and George N. Faris.(7)

10.4	Employment Agreement dated August 9, 2001 by and between J. E. Knight and the Registrant.

10.5	Letter Agreement dated January 10, 2002 by and between Mercantile International Petroleum, Inc. and the Registrant.

21.1	Subsidiaries of the Registrant.

(1)	Incorporated herein by reference to the Registrant’s Registration Statement on Form S-1 declared effective on February 13, 1990.

(2)	Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1996.

(3)	Incorporated herein by reference to the Registrant’s Annual Report on Form 10-KA for the year ended December 31, 1997.

(4)	Incorporated herein by reference to the Registrant’s form 8-K, dated March 1, 1999, as amended April 26, 1999.

(5)	Incorporated herein by reference to the Registrant’s Form 8-K dated March 12, 1997.

(6)	Incorporated by reference to the Registrants’ Report on Form S-8 dated January 4, 1999.

(7)	Incorporated by reference to Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

(8)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated March 2, 2001.

(9)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 dated August 13, 2001.

(b)	Reports on Form 8-K

None.

28

INDEPENDENT AUDITOR’S REPORT

To the Board of Directors and Stockholders
American International Petroleum Corporation

We have audited the accompanying consolidated balance sheets of American International Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American International Petroleum Corporation and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The Company reported a net loss of approximately $27.5 million in 2001 and $24.9 million during 2000, has commitments to fund the operations of its Kazakhstan subsidiary (see Note 10) and has a working capital deficit of approximately $3.1 million at December 31, 2001. These matters raise a substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are discussed in Note 2 to the financial statements.

As of December 31, 2001, the Company has costs capitalized in the accompanying balance sheet of approximately $13,100,000 relating to unevaluated oil and properties in Kazakhstan and approximately $29,000,000 relating to its refineries. At the present time, the Company has no commercially feasible means of transporting any oil and gas production it may produce from the Kazakhstan properties and does not have the financial resources to develop these properties. Should the Company be unable to obtain the capital necessary to develop the Kazakhstan properties or be unable to develop a commercially feasible means of transporting the oil and gas production the Company may develop, the carrying value of these properties will likely become further impaired. Should the Company be unable to initiate profitable operations at the refinery, the carrying value of the refinery properties will also likely become further impaired.

HEIN + ASSOCIATES LLP
Houston, Texas
March 1, 2002

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	December 31, 2001	December 31, 2000
Assets
Current assets:
Cash and cash equivalents	$ 456,343	$ 684,603
Accounts and notes receivable, net	2,097,126	392,741
Inventory	199,811	156,110
Deferred financing costs	—	2,211
Prepaid expenses	668,923	614,958

Total current assets	3,422,203	1,850,623

Property, plant and equipment:
Unevaluated oil and gas properties	13,168,200	21,681,343
Evaluated oil and gas properties	23,216,970	12,546,295
Refinery property and equipment	28,877,932	38,001,917
Other	1,079,502	1,081,974

	66,342,604	73,311,529
Less - accumulated depreciation, depletion,
amortization and provision for impairment	(33,586,034)	(20,906,133)

Net property, plant and equipment	32,756,570	52,405,396
Notes receivable, less current portion	—	575,112
Other long-term assets, net	875,467	167,291

Total assets	$ 37,054,240	$ 54,998,422

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$ 1,246,492	$ 5,787,500
Notes payable - officers and directors	420,000	350,000
Notes payable - trade	319,873	940,673
Accounts payable	2,904,188	1,469,498
Accrued liabilities	1,675,543	1,525,098

Total current liabilities	6,566,096	10,072,769
Long-term debt	13,919,968	5,565,395

Total liabilities	20,486,064	15,638,164

Commitments and contingent liabilities (Note 10)	—	—
Minority Interest Liability	305,956	305,956
Redeemable preferred stock, par value $0.01, 7,000,000
shares authorized, 0 and 1,250 shares issued and outstanding
at December 31, 2001 and December 31, 2000, respectively	—	1,186,751
Stockholders’ Equity:
Common stock, par value $.08, 300,000,000 shares
authorized, 181,602,484 and 132,524,318 shares issued and
outstanding at December 31, 2001 and December 31, 2000,
respectively	14,528,199	10,601,945
Additional paid-in capital, common stock	158,352,018	156,234,428
Common stock issued as collateral, held in escrow	(141,700)	(162,500)
Accumulated deficit	(156,476,297)	(128,806,322)

Total stockholders’ equity	16,262,220	37,867,551

Total liabilities and stockholders’ equity	$ 37,054,240	$ 54,998,422

The accompanying notes are an integral part of these consolidated financial statements. F-2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2001	2000	1999
Revenues:
Trading revenues	$ 9,336,588	$ —	$ —
Asphalt revenues	5,435,061	2,764,448	7,624,477
Refinery revenues	3,009,251	170,341	513,390
Joint Venture income	529,035	173,881	—
Other	327,087	165,350	214,171

Total revenues	18,637,022	3,274,020	8,352,038
Expenses:
Trading costs	9,083,716	—	—
Asphalt costs	4,852,130	2,319,020	6,859,265
Refinery costs	3,500,804	1,924,448	1,811,495
General and administrative	4,824,633	6,777,249	6,367,857
Depreciation, depletion and amortization	1,965,213	1,844,942	1,730,710
Interest	1,956,155	2,746,293	6,500,579
Provision for impairment of oil and gas properties	10,670,675	12,546,295	—
Provision for impairment of plant assets	9,236,280	—	—

Total expenses	46,089,606	28,158,247	23,269,906

Net loss	(27,452,584)	(24,884,227)	(14,917,868)
Incremental yield on preferred stock	217,391	543,478	—

Net loss applicable to common stockholders	$(27,669,975)	$(25,427,705)	$(14,917,868)

Net loss per share applicable to common stockholders-
basic and diluted	$ (0.17)	$ (0.23)	$ (0.20)

Weighted-average number of shares
of common stock outstanding	160,340,133	109,386,878	72,855,230

The accompanying notes are an integral part of these consolidated financial statements. F-3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net loss	$(27,452,584)	$(24,884,227)	$(14,917,868)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Incremental yield on preferred stock	(217,391)	(543,478)	—
Depreciation, depletion, amortization, accretion of
discount on debt and provision for impairment	23,298,915	16,225,969	5,716,550
Accretion of premium on notes receivable	—	(22,416)	(50,604)
Revaluation of provision for bad debts	(864,888)	—	—
Non-cash provision for services	—	20,000	468,220
Issuance of stock for compensation expense	98,461	306,790	186,233
Changes in assets and liabilities:
Accounts and notes receivable	(504,385)	104,812	50,889
Inventory	(43,701)	566,978	831,606
Prepaid and other	(41,081)	178,998	(86,466)
Accounts payable and accrued liabilities	1,605,489	(22,638)	495,021

Net cash used in operating activities	(4,121,165)	(8,069,212)	(7,306,419)

Cash flows from investing activities:
Additions to oil and gas properties	(2,113,519)	(2,627,038)	(5,980,341)
Additions to refinery property and equipment	(112,295)	(2,235)	(800,974)
(Increase) decrease to other long term assets	(465,704)	557,914	(752,988)

Net cash used in investing activities	(2,691,518)	(2,071,359)	(7,534,303)

Cash flows from financing activities:
Net increase in short-term debt	1,277,751	3,402,236	2,500,000
Net increase (decrease) in notes payable	(586,024)	(796,158)	11,481
Net increase (decrease) in notes payable - officers	70,000	350,000	(266,850)
Repayments of long-term debt	—	—	(3,500,000)
Proceeds from exercise of stock options and warrants, net	3,819	189,138	768,877
Proceeds from sale of preferred stock	2,371,999	5,926,251	—
Proceeds from issuance of debentures, net	3,446,878	—	16,704,176

Net cash provided by financing activities	6,584,423	9,071,467	16,217,684

Net increase (decrease) in cash and cash equivalents	(228,260)	(1,069,104)	1,376,962
Cash and cash equivalents at beginning of year	684,603	1,753,707	376,745

Cash and cash equivalents at end of year	$ 456,343	$ 684,603	$ 1,753,707

The accompanying notes are an integral part of these consolidated financial statements. F-4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY

	Common stock		Additional paid-in	Common Stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total
Balance, January 1, 2001	132,524,318	$10,601,945	$ 156,234,428	$(162,500)	$(128,806,322)	$ 37,867,551
Conversions of debentures	11,137,575	891,006	86,194	—	—	977,200
Issuance of stock for
compensation and services	960,000	76,800	21,661	—	—	98,461
Issuance of stock in lieu of current liabilities	407,664	32,613	9,909	—	—	42,522
Options and warrants exercised	29,375	2,350	1,469	—	—	3,819
Stock issued and adjustment
to value of stock
previously issued for collateral on debt	—	—	(20,800)	20,800	—	—
Preferred stock converted into common stock	36,543,552	2,923,485	852,657	—	—	3,776,142
Imputed interest on convertible debentures	—	—	1,030,681	—	—	1,030,681
Stock warrants on convertible debentures	—	—	84,568	—	—	84,568

Stock warrants on non-convertible debentures	—	—	51,251	—	—	51,251
Imputed dividend on convertible preferred stock	—	—	—	—	(217,391)	(217,391)
Net loss for the period	—	—	—	—	(27,452,584)	(27,452,584)

Balance, December 31, 2001	181,602,484	$14,528,199	$ 158,352,018	$(141,700)	$(156,476,297)	$ 16,262,220

The accompanying notes are an integral part of these consolidated financial statements. F-5

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY

	Common stock		Additional paid-in	Common Stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total
Balance, January 1, 2000	91,282,773	$ 7,302,621	$ 145,605,966	$(1,065,938)	$(103,378,617)	$ 48,464,032
Conversions of debentures	14,941,073	1,195,286	5,656,829	—	—	6,852,115
Issuance of stock in lieu of current liabilities	2,402,253	192,180	1,225,663	508,282	—	1,926,125
Issuance of stock for compensation and services	536,013	42,881	283,909	—	—	326,790
Issuance of stock options and warrants
	—	—	254,077	—	—	254,077
Options and warrants exercised	1,558,340	124,667	64,471	—	—	189,138
Stock issued and adjustment to value of stock previously issued for collateral on debt	300,000	24,000	(419,156)	395,156	—	—
Preferred stock converted into common stock	21,503,866	1,720,310	3,562,669	—	—	5,282,979
Imputed dividend on convertible preferred stock	—	—	—	—	(543,478)	(543,478)
Net loss for the period	—	—	—	—	(24,884,227)	(24,884,227)

Balance, December 31, 2000	132,524,318	$10,601,945	$ 156,234,428	$ (162,500)	$(128,806,322)	$ 37,867,551

The accompanying notes are an integral part of these consolidated financial statements. F-6

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY

	Common stock		Additional paid-in	Common Stock	Accumulated
	Shares	Amount	capital	Held In Escrow	deficit	Total
Balance, January 1, 1999	65,992,328	$5,279,385	$129,711,531	$ —	$(88,460,749)	$ 46,530,167
Conversions of debentures	17,574,305	1,405,944	6,196,429	—	—	7,602,373
Issuance of stock in lieu of current liabilities	1,798,968	143,917	1,329,796	—	—	1,473,713
Issuance of stock for compensation	223,919	17,914	168,319	—	—	186,233
Issuance of stock and options for services	425,000	34,000	434,220	—	—	468,220
Issuance of stock for property and equipment	2,090,000	167,200	1,685,166	—	—	1,852,366
Issuance of stock options and warrants	—	—	1,455,835	—	—	1,455,835
Options and warrants exercised	1,283,253	102,661	666,216	—	—	768,877
Imputed interest on debentures convertible at a discount to market	—	—	3,044,116	—	—	3,044,116
Issuance of stock for collateral on debt	1,895,000	151,600	914,338	(1,065,938)	—	—
Net loss for the year	—	—	—	—	(14,917,868)	(14,917,868)

Balance, December 31, 1999	91,282,773	$7,302,621	$145,605,966	$(1,065,938)	$(103,378,617)	$ 48,464,032

The accompanying notes are an integral part of these consolidated financial statements F-7

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —GENERAL, ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES:

American International Petroleum Corporation (the “Company”) was incorporated in the State of Nevada and, through its wholly-owned subsidiaries, is the owner of a refinery in Lake Charles, Louisiana, which processes and sells asphalt into the Gulf Coast asphalt market and has capability to refine other crude oil products, such as vacuum gas oil, naphtha and diesel, a refinery and terminal in St. Marks, Florida, which it utilizes as a distribution facility to market some of its asphalt, a 26,000 barrel asphalt transport barge, a 100% working interest in a gas concession, and a 70% working interest in an oil and gas concession in Kazakhstan, respectively. The Company is also seeking domestic and international oil and gas properties and projects.

Sale of Subsidiaries

On February 25, 1997, the Company sold all of the issued and outstanding common stock of two of its wholly-owned subsidiaries, American International Petroleum Corporation of Colombia (“AIPCC”) and Pan American Petroleum Corporation (“PAIPC”) to Mercantile International Petroleum Inc. (“MIP”).

The assets of AIPCC and PAIPC consisted of oil and gas properties and equipment in South America with an aggregate net book value of approximately $17.9 million. The total aggregate purchase price payable by MIP for the Purchased Shares was valued at up to approximately $20.2 million, determined as follows:

(a) Cash payments of approximately $3.9 million, of which approximately $2.2 million was paid simultaneously with the closing to retire the Company’s 12% Secured Debentures due December 31, 1997, which were secured by the Company’s shares of AIPCC, (b) assumption of AIPCC and PAIPC debt of an aggregate amount of $634,000, (c) 4,384,375 shares of MIP Common Stock (the “MIP Shares”) with a trading price of approximately $2.00 per share on the date the parties agreed in principle to the sale, (d) a two-year $3 million 5% exchangeable subordinated debenture of AIPCC (the “Exchangeable Debenture”), exchangeable into shares of common stock of MIP on the basis of $3 principal amount of such debenture for one share of MIP on or after February 25, 1998; or Registrant may demand payment on that date of $1.5 million of the principal balance thereof, (e) a $1.4 million “performance earn-out” from future production in Colombia, plus interest at 8% per annum, (f) up to $2.5 million (reduced proportionately to the extent the Net Operating Loss and Deferred Cost Deductions accrued by AIPCC through December 31, 1996 (“Accrued Tax benefit Deductions”) is less than $50 million but more than $20 million (payable from 25% of AIPC’s future tax savings related to Accrued Tax Benefit Deductions, if any, available to AIPCC on future tax filings in Colombia). In January 1998, the Company demanded payment of $1.5 million in principal, which was received by the Company in February 1998.

The purchase price included an aggregate of approximately $2.5 million in payments from MIP in connection with MIP’s future potential tax savings in Colombia and $3 million of long and short-term notes at face value (not discounted to present value). Taking into consideration the $2.5 million tax payments, which were not recorded because of their contingent nature, and the discounted portion of the notes of approximately $452,000, the Company recorded an aggregate loss of approximately $564,000 on the sale of the subsidiaries. (See Note 15 – Subsequent Events).

Joint Venture

In July 2000, the refinery formed a joint venture with Sargeant Bulktainers, Inc. Their role in the joint venture was to provide it with asphaltic crude oil feedstocks and bulk asphalt supply. The refinery’s role was to provide asphalt blending, storage, marketing services and retail rack facilities. After product and operating costs the joint venture partners generally share profits on a 50-50 basis. The joint venture terminated on June 30, 2001. The refinery accounted for the joint venture on the equity method of accounting.

Principles of consolidation

The consolidated financial statements of the Company include the accounts of the Company and its wholly-owned subsidiaries, American International Refinery, Inc. (“AIRI”), American International Marine, Inc. (“AIM”), St. Marks Refinery, Inc. (“SMR”) American International Petroleum Kazakhstan (“AIPK”), American Eurasia Petroleum Corporation (“AEPC”), American International Petroleum Corporation Holding, Inc. (“AIPC Holdings”), AIPCC, PAIPC, and Gulf Coast Petroleum Trading, Inc. (“GCPT”). American International Petroleum Kazakhstan owns 70% of the stock of MED Shipping Usturt Petroleum Ltd. (“MSUP”), a Kazakhstan corporation and includes MSUP in its consolidated financial statements.

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

Property, plant and equipment

Oil and gas properties

The Company follows the full cost method of accounting for exploration and development of oil and gas properties, whereby all costs incurred in acquiring, exploring and developing properties are capitalized, including estimates of abandonment costs, net of estimated equipment salvage costs. No costs related to production, general corporate overhead, or similar activities have been capitalized. Individual countries are designated as separate cost centers. All capitalized costs plus the undiscounted future development costs of proved reserves are depleted using the unit-of-production method based on total proved reserves applicable to each country. Under the full cost method of accounting, unevaluated property costs are not amortized. A gain or loss is recognized on sales of oil and gas properties only when the sale involves significant reserves. Costs related to acquisition, holding and initial exploration of concessions in countries with no proved reserves are initially capitalized and periodically evaluated for impairment. We identified an impairment of oil and gas properties of $10,670,675 and $12,546,295 during 2001 and 2000, respectively.

Costs not subject to amortization:

The following table summarizes the categories of cost, which comprise the amount of unproved properties not subject to amortization.

	December 31
	2001	2000	1999
Kazakhstan:
Acquisition Cost	$ 11,724,477	$ 11,724,477	$11,724,477
Exploration Cost	23,880,154	21,722,622	19,072,440
Less Impairment	(23,216,970)	(12,546,295)	—
Other:
Acquisition cost	780,539	780,539	759,459

	$ 13,168,200	$ 21,681,343	$31,556,376

Acquisition costs of unproved properties not subject to amortization at December 31, 2001, 2000, and 1999, respectively, consists mainly of lease acquisition costs related to unproved areas. The period in which the amortization cost of the Kazakhstan properties will commence is subject to the results of the Company’s exploration program, which began in 1999. Certain geological and general and administrative costs are capitalized into the cost pools of the country cost centers. Such costs include certain salaries and benefits, office facilities, equipment and insurance. Capitalized geological and general and administrative costs for Kazakhstan and the other category totaled $2,157,532, $2,671,262, and $8,117,490, for 2001, 2000, and 1999, respectively.

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

Property and equipment —other than oil and gas properties

Property and equipment are carried at cost and include interest on funds borrowed to finance construction. Capitalized interest was $547,786 in 1999. No interest was capitalized in 2001 or 2000. Depreciation and amortization are calculated under the straight-line method over the anticipated useful lives of the assets, which range from 5 to 25 years. Major additions are capitalized. Expenditures for repairs and maintenance are charged against earnings. Depreciation, depletion and amortization expense on property and equipment were $1,965,213, $1,844,942, and $1,730,710 for the years ended December 31, 2001, 2000, and 1999, respectively. We identified and recorded an impairment of property and equipment of $9,236,280 during 2001.

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

Earnings per share

Earnings per share of common stock are based on the weighted-average number of shares outstanding. Basic and diluted earnings per share were the same for all years presented. Options and warrants to purchase 20,315,142, 14,616,161, and 14,885,840 shares of common stock at various prices were outstanding at December 31, 2001, 2000, and 1999, respectively, but were not included in the computation of diluted EPS because the options’ and warrants’ exercise prices were greater than the average grant date market price of the common shares.

	For the Year Ended December 31, 2001
	Net Income(Loss) (Numerator)	Weighted Average Shares	Per Share Amount
Basic EPS:
Loss available to	$ (27,669,975)	160,340,133	$ (0.1	7)
Common Shareholders
Effect of Dilutive Securities
Warrants and Options (1)(2)	—	—	—

Diluted EPS:
Loss available to
Common Shareholders	$ (27,669,975)	160,340,133	$ (0.1	7)

(1)	The effect of these shares in the Dilutive EPS were not reflected on the face of the Statement of Operations as they were anti-dilutive in accordance with paragraph 13, of SFAS 128.

(2)	Options and warrants to purchase 20,315,142 shares of common stock at various prices were outstanding at December 31, 2001, but were not included in the computation of diluted EPS because the exercise price was greater than the average grant date market price of the common shares.

Foreign currency

Foreign currency transaction gains and losses are included in the consolidated statement of operations. The Company does not engage in hedging transactions to reduce the risk of foreign currency exchange rate fluctuations and has not experienced significant gains or losses related to such events. The functional currency of the AIPK subsidiary is U.S. dollars, as the Company negotiates all transactions based upon U.S. dollar-equivalents and the Company is providing all of the funding requirements of AIPK. The Company anticipates little, if any, currency and exchange risks during the initial three to five years of its operations in Kazakhstan due to the Company negotiating all transactions in U.S. dollars. Any revenues generated from Kazakhstan during this period are planned to be reinvested in the Company’s projects in Kazakhstan. Subsequently, the Company will be exposed to the currency and exchange risks, which typically present themselves in the Confederate of Independent States (“CIS”) countries.

New Accounting Pronouncement

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”) and No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to 40 years. SFAS 142 is effective for fiscal years beginning after December 15, 2001.

In June 2001, the FASB also approved for issuance SFAS 143, Asset Retirement Obligations. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The Company will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, the Company cannot reasonably estimate the effect of the adoption of this statement on its financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

Deferred charges

The Company capitalizes certain costs, primarily commissions and legal fees, associated with the offering and sale of debentures. Such costs are amortized as interest expense over the life of the related debt instrument. Debenture costs of $594,171, $1,998,732, and $1,618,415 were amortized in the years 2001, 2000, and 1999, respectively.

Stock-based compensation

Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation” defines a fair value based method of accounting for an employee stock option or similar equity instrument or plan. However, SFAS No. 123 allows an entity to continue to measure compensation costs for these plans under APB 25. The Company has elected to account for employee stock compensation plans as provided under APB 25 and to adopt the disclosure provisions of SFAS 123.

Fair Value of Financial Instruments

The fair value of financial instruments, primarily accounts receivable, accounts payable and notes payable, debentures, and preferred stock, closely approximate the carrying values of the instruments due to the short-term maturities or recent issuance of such instruments.

Comprehensive Income (Loss)

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries, and certain changes in minimum pension liabilities. The Company’s comprehensive income (loss) was equal to its net income (loss) for all periods presented in these financial statements.

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

Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of certain assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the related reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Management believes that the estimates are reasonable. The Company’s financial statements are based on a number of significant estimates including the valuation of unevaluated oil and gas properties which are the basis for the calculation of impairment of oil and gas properties. Because estimates of fair value of unproven reserves are inherently imprecise, it is reasonably probable that the estimates of fair value associated with the concessions in Kazakhstan will materially change during the next year.

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

NOTE 2 —MANAGEMENT PLANS

The Company reported a net loss of approximately $27.4 million during 2001, of which approximately $22.2 million represented non-cash items. It has commitments to fund the operations of its Kazakhstan subsidiary of $2.8 million by November of this year (see Note 10), convertible debentures totaling an aggregate of approximately $14 million (see Note 7), which may or may not be converted to common stock, $5.4 million that mature in 2004 and $8.6 million that mature in February 2007. As of December 31, 2001, the Company had $3.1 million of negative working capital including, as of March 15, 2002, approximately $1.2 million in bridge notes due on December 19, 2002. The Company intends to be very conservative with its spending overseas during 2002. As of March 2002, the Company’s existing working capital was insufficient to provide all the funds it requires to complete its minimum work program in Kazakhstan during 2002. However, in the past, the Company has negotiated reductions and deferrals of its minimum requirements in Kazakhstan and believes that, if necessary, it can do so again. The Company plans to negotiate a three-year extension of the Exploration Contract which is due to expire in November 2002. The Company’s reservoir development studies, which have been verified by Ryder Scott Company L.P., a Houston-based petroleum consulting firm, indicate the presence of a significant amount of recoverable gas reserves at the Company’s License 1551. The Company has been negotiating with several foreign and domestic oil and gas companies regarding a sale of up to 75% of its ownership interest in License 1551. Most have indicated an interest in pursuing a purchase if the Company can conclude a gas sales agreement. The Company hopes to sign a gas sales and/or transportation agreement in 2002, which will enhance it’s ability to classify its gas reserves as “proved”, thereby providing it with a borrowing base for development, which includes the construction of a gas transportation pipeline system, and working capital. The proceeds derived from the sale of a portion of License 1551 and/or the Borrowing Base should provide the Company with the necessary capital to fund its existing obligations during 2002 and beyond in Kazakhstan.

The Company is currently negotiating a long-term transaction with a large oil company which would fully utilize the entire Lake Charles refining and asphalt facilities and provide it with the working capital necessary to support all of its domestic overhead and operations. If this transaction is not consummated, the Company has other companies interested in doing business with its refining and asphalt subsidiaries, however, these agreements may not provide the Company with sufficient cash flow to support its needs.

As operations at the Refinery expand during 2002, the Company plans, to the extent possible, to prudently obtain bank or other conventional, non-equity financing to replace its existing convertible debt and provide the supplemental funds necessary to support its operations and minimum work program in Kazakhstan. If the Company is unable to derive the necessary working capital from its refining and asphalt business, the sale of a portion of its License 1551 properties, a joint venture partner in Kazakhstan to support its operations during 2002, or obtain the necessary financing to adequately supplement or provide all of its funding needs, its ability to continue operations could be materially and adversely effected and there would be substantial doubt about the ability of the Company to continue as a going concern.

NOTE 3 —ACCOUNTS AND SHORT-TERM NOTES RECEIVABLE:

Accounts and notes receivable are shown below:

	December 31,
	2001	2000
Accounts receivable – trade and joint venture	$ 897,125	$ 392,741
Current portion - Note receivable	1,828,863	1,493,750

	2,725,988	1,886,491
Less - allowance for doubtful accounts	(628,862)	(1,493,750)

	$ 2,097,126	$ 392,741

NOTE 4 —OTHER LONG-TERM ASSETS:

Other long-term assets consist of the following:

	December 31,
	2001	2000
Note receivable – MIP (See Note 1), net of
discount of $-0- and $18,651, respectively	$ —	$575,112

NOTE 5 —ACCRUED LIABILITIES:

Accrued liabilities consist of the following:

	December 31,
	2001	2000
Accrued payroll	$ 228,229	$ —
Accrued interest	1,032,614	623,435
Corporate taxes	133,739	104,000
Property taxes	—	300,000
Sales Taxes	27,740	178,266
Other	253,221	319,397

	$1,675,543	$1,525,098

F-13

NOTE 6 —SHORT TERM DEBT

	December 31,
	2001	2000
13% – $2,500,000 secured Bridge Note – due April 28, 2001,
collateralized by the shares of the St. Marks subsidiary and certain
St. Marks real estate, effective interest rate – 13%	$ —	$2,500,000

12% – $350,000 unsecured demand notes due to officers	420,000	350,000
Trade notes payable — various notes due from one
month to twelve months — interest ranges from 6.5%
to 14.5%, includes $42,857 and $150,059 of interest at
December 31, 2001 and 2000, respectively — collateralized
by accounts receivable, inventory, and certain fixed assets	319,873	940,673

Trade notes – current portion of long term debt
	27,743	—

10% – $3,000,000 secured Bridge Note, due April 28, 2001,
collateralized by shares of the St. Marks subsidiary and certain
St. Marks real estate, effective interest rate 13%	—	1,437,500

13% – $1,850,000 secured Bridge Note, due April 28, 2001,
collateralized by shares of the St. Marks subsidiary and certain
St. Marks real estate, effective interest rate 13%	—	1,850,000

14% – $1,250,000 secured Bridge Note, due December 19, 2002, net of unamortized financing cost of $31,251, collateralized by shares of
the St. Marks subsidiary and certain St. Marks real estate	1,218,749	—

	$1,986,365	$7,078,173

NOTE 7 —LONG-TERM DEBT:

	December 31,
	2001	2000
3% – $5,936,128 secured convertible debenture, due
February 1, 2007, collateralized by the fixed assets at the
St. Marks facility, effective interest rate – 14.11% (1)(2)	$ 5,936,128	$ —

3% – $3,340,000 secured convertible debenture, due
February 1, 2007, net of unamortized financing cost
of $57,750, collateralized by the fixed assets at the
St. Marks facility and a 10% ownership interest in AIPK,
effective interest rate – 27.3% (1)(2)	2,627,241	—

Trade notes, unsecured, due through August 4, 2004, effective
Interest rate – 5%	34,775	—

5% — $10,000,000 secured convertible debenture, due
February 18, 2004, net of unamortized financing cost
of $125,108 at December 31, 2001, collateralized by the
Lake Charles facility, effective interest rate – 28% (1)(2)	5,321,824	5,565,395

	$ 13,919,968	$5,565,395

F-14

(1) Convertible into the Company’s common stock at the average of the lowest three (3) consecutive daily weighted average sales prices of the common stock as reported by Bloomberg, LP for the twenty (20) trading days ending on the day prior to the date of conversion.

(2) The effective interest rate as stated for debt instruments does not necessarily reflect the actual cash cost to the Company for that specific debt instrument. The effective interest rate reflects presumed incremental yield the holder of the debt instrument may derive from the discounted conversion rate of such instrument and the fair value of warrants issued to debt holders.

NOTE 8 –REDEEMABLE PREFERRED STOCK

	December 31,
	2001	2000
$1,250,000 of the Company’s preferred stock redeemable
into shares of the Company’s common stock, upon notice of
redemption, at 92% of the average of the three lowest weighted average sales price of the common stock for the twenty (20)
trading days immediately preceding the date of the related
notice of redemption, net of costs	$ —	$1,186,751

NOTE 9 —STOCK OPTIONS AND WARRANTS:

Outstanding warrants and options

At December 31, 2001, 2000, and 1999, the following warrants and options for the purchase of common stock of the Company were outstanding, which are exercisable upon demand any time prior to the expiration date.

Number of Shares Underlying Options and Warrants at December 31,
			Exercise	Expiration
2001	2000	1999	Price	Date
—	—	1,358,000	$0.500	July 31, 2000(1)(2)
105,500	105,500	—	$0.500	July 31, 2005(1)
50,000	50,000	50,000	$0.500	November 1, 2005(1)
—	16,667	16,667	$0.413	August 20, 2001(3)(2)
—	8,420	8,420	$0.406	October 31, 2001(3)(2)
200,000	200,000	200,000	$2.000	July 30, 2002(3)
—	—	64,000	$1.200	October 6, 2002(3)(2)
1,500,000	1,500,000	1,500,000	$2.000	October 9, 2002(3)
100,000	100,000	100,000	$2.000	December 1, 2007(1)
862,500	862,500	1,400,000	$1.050	December 31, 2007(1)
1,400,000	1,400,000	1,400,000	$2.000	April 21, 2003(3)
1,595,978	1,595,978	1,595,978	$2.000	April 22, 2003(3)
—	—	15,000	$1.375	June 29, 2003(1)(2)
669,000	684,000	782,000	$2.000	June 29, 2008(1)
—	—	197,500	$1.200	October 14, 2003(3)(2)
2,000,000	2,000,000	2,000,000	$2.562	February 18, 2004 (3)
520,058	540,058	1,342,275	$0.825	March 30, 2009(1)
—	—	118,500	$1.200	April 21, 2004(3)
—	—	200,000	$1.238	July 21, 2004 (1)(2)
712,500	712,500	712,500	$1.450	August 18, 2004(3)
100,000	100,000	100,000	$1.000	September 30, 2004(3)
50,000	50,000	50,000	$1.500	September 30, 2004(3)
50,000	50,000	50,000	$0.750	October 19, 2004(3)
375,000	375,000	375,000	$0.800	November 2, 2004(3)
—	—	400,000	$0.900	December 1, 2004(3)(2)
—	—	250,000	$0.500	December 31, 2004(1)(2)
—	—	250,000	$1.000	December 31, 2004(1)(2)
—	—	50,000	$0.800	July 14, 2005(3)(2)
—	—	300,000	$0.800	August 18, 2005(3)(2)
—	2,997,681	—	$0.230	November 9, 2005 (3)(2)
—	75,000	—	$0.123	December 27, 2005 (3)(2)
100,000	100,000	—	$0.430	August 27, 2003 (3)
100,000	100,000	—	$0.906	December 14, 2010 (1)
350,000	350,000	—	$0.430	August 24, 2010 (1)
300,000	300,000	—	$0.550	July 19, 2010 (1)
200,000	200,000	—	$0.690	April 27, 2010 (1)
142,857	142,857	—	$1.200	July 11, 2010 (1)
1,579,068	—	—	$0.130	January 12, 2011 (1)
10,000	—	—	$0.125	December 26, 2010 (1)
10,000	—	—	$0.453	January 25, 2011 (1)
10,000	—	—	$0.437	February 25, 2011 (1)
400,000	—	—	$0.150	June 20, 2011 (1)
200,000	—	—	$0.100	September 3, 2011 (1)
100,000	—	—	$0.250	September 3, 2011 (1)
100,000	—	—	$0.500	September 3, 2011 (1)
1,255,050	—	—	$0.190	April 24, 2006 (3)
1,892,631	—	—	$0.190	April 24, 2006 (3)
1,500,000	—	—	$0.190	April 24, 2006 (3)
1,000,000	—	—	$0.190	April 24, 2006 (3)
75,000	—	—	$0.164	March 22, 2004 (3)
700,000	—	—	$0.100	December 19, 2006 (3)

20,315,142	14,616,161	14,885,840

(1)	Represents options held by employees and directors of the Company.

(2)	These options and warrants were canceled or expired, as applicable, in 1999, 2000, or 2001 as indicated in the table.

(3)	Other non-employee warrants.

F-15

Stock option plans

1995 Plan

The Company established a 1995 Stock Option Plan (the “1995 Plan”). The 1995 Plan was approved by the Board of Directors on November 8, 1995 and by the Company’s shareholders on July 11, 1996. The 1995 Plan is administered by the Board of Directors of the Company or a Committee designated by them. Under the 1995 Plan employees, including officers and managerial or supervising personnel, are eligible to receive Incentive Stock Options (“ISO’s”) or ISO’s in tandem with stock appreciation rights (“SAR’s”), and employees, Directors, contractors and consultants are eligible to receive non-qualified stock options (“NQSO’s”) or NQSO’s in tandem with SAR’s. Options may be granted under the 1995 Plan to purchase an aggregate of 3,500,000 shares of Common Stock. If an option granted under the 1995 Plan terminates or expires without having been exercised in full, the unexercised shares subject to that option will be available for a further grant of options under the 1995 Plan. Options may not be transferred other than by will or the laws of descent and distribution and, during the lifetime of the optionee, may be exercised only by the optionee.

Options may not be granted under the 1995 Plan after November 7, 2005. The exercise price of the options granted under the 1995 Plan cannot be less than the fair market value of the shares of Common Stock on the date the option is granted. ISO’s granted to shareholders owning 10% or more of the outstanding voting power of the Company must be exercised at a price equal to at least 110% of the fair market value of the shares of Common Stock on the date of grant. The aggregate fair market value of Common Stock, as determined at the time of the grant with respect to which ISO’s are exercisable for the first time by any employee during any calendar year, shall not exceed $100,000. Any additional Common Stock as to which options become exercisable for the first time during any such year are treated as NQSO’s. The total number of options granted under the 1995 Plan, as of December 31, 2001 was 3,190,000.

1998 Plan

Under the Company’s 1998 Stock Option Plan (the “1998 Plan”), the Company’s employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company’s common stock. The Plan allows the Company to grant incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), and ISOs and NQSOs in tandem with stock appreciation rights(“SARs”, collectively “Options”). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 1998 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. The 1998 Plan was submitted to and approved by the Company’s stockholders at its annual meeting in 1998. The total number of shares granted under the 1998 Plan, as of December 31, 2001, was 4,992,908.

2000 Plan

Under the Company’s 2000 Stock Option Plan (the “2000 Plan”), the Company’s employees, Directors, independent contractors, and consultants are eligible to receive options to purchase shares of the Company’s common stock. The Plan allows the Company to grant incentive stock options (“ISOs”), nonqualified stock options (“NQSOs”), and ISOs and NQSOs in tandem with stock appreciation rights(“SARs”, collectively “Options”). A maximum of 5,000,000 shares may be issued and no options may be granted after ten years from the date the 2000 Plan is adopted, or the date the Plan is approved by the stockholders of the Company, whichever is earlier. The exercise price of the Options cannot be less than the fair market value of the shares of common stock on the date the Option is granted. Options granted to individuals owning 10% or more of the outstanding voting power of the Company must be exercisable at a price equal to 110% of the fair market value on the date of the grant. The 2000 Plan was submitted to and approved by the Company’s stockholders at its annual meeting in 2000. There were 525,000 shares granted under the 2000 Plan, as of December 31, 2001.

2001 Plan

We have reserved and registered 5,000,000 shares of our common stock for awards under our 2001 Long Term Performance Plan. This plan has been approved by our Board of Directors and is administered by a committee designated by our Board of Directors. Under the plan, employees or any individual or entity providing services on our behalf are eligible to receive awards. The designated committee determines the type or types of awards to be made to each participant and the related terms. Awards include but are not limited to stock options, stock appreciation rights, stock, or cash. The performance criteria for such awards consist of objective tests based on various criteria, which may be measured solely on a corporate, subsidiary, or business unit basis. Payment of awards may be deferred, either in the form of installments or as a future lump sum payment, in accordance with such procedures as may be established from time to time by the designated committee. As of December 31, 2001, an aggregate of 955,000 shares of our common stock was issued and no stock options or stock appreciation rights had been granted under this plan.

Activity in the 1995 and 1998 Stock Option Plans for the years ended December 31, 1999, 2000, and 2001 was as follows:

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding December 31, 1998	5,438,000	$1.23
Granted	2,242,275	$0.95
Exercised	(523,000)	$0.61
Expired	(1,410,000)	$2.00

Outstanding December 31, 1999	5,747,275	$0.99
Granted	1,092,857	$0.65
Exercised	(2,267,550)	$0.64
Expired	(1,137,667)	$1.04

Outstanding December 31, 2000	3,434,915	$1.08
Granted	2,455,943	$0.15
Exercised	(29,375)	$0.13
Expired	(52,500)	$0.92

Outstanding December 31, 2001	5,808,983	$0.69

	Number of Shares	Weighted Average Exercise Price
Price range $0.10 - $0.25
(weighted-average contractual
life of 9 years)	2,298,068	$0.14
Price range $0.43 - $0.91
(weighted-average contractual
life of 7.3 years)	1,745,558	$0.64
Price range $1.05 - $2.00
(weighted-average contractual
life of 5.6 years)	1,774,357	$1.47

As of December 31, 2001, options to acquire 5,408,983 shares of the Company’s common stock with exercise prices ranging from $0.13 to $2.00, were fully vested and exercisable at a weighted average exercise price of $0.73 per share. The remaining 400,000 options, with exercise prices ranging from $0.10 to $0.50, having a weighted average exercise price of $0.24 per share, will vest through 2004.

If not previously exercised, options outstanding at December 31, 2001, will expire as follows: 105,500 options expire on July 31,2005; 50,000 options expire on November 1, 2005; 100,000 expire on December 1, 2007; 862,500 options expire on December 31, 2007; 669,000 options expire on June 29, 2008; 520,058 options expire on March 30, 2009; 200,000 options expire on April 27, 2010; 300,000 options expire on July 10, 2010; 142,857 options expire on July 11, 2010; 350,000 options expire on August 24, 2010; 100,000 options expire on December 14, 2010; 1,579,068 options expire on January 12, 2011; 10,000 options expire on December 26, 2010; 10,000 options expire on January 25, 2011; 10,000 options expire on February 25, 2011; 400,000 options expire on June 20, 2011; and 400,000 options expire on September 2, 2011. The weighted average grant date fair value of the options issued during 1999 and the weighted averaged exercise price of those options amounted to $0.75 and $0.95 respectively. The weighted average grant date fair value of the options issued during 2000 and the weighted averaged exercise price of those options amounted to $0.22 and $0.65 respectively. The weighted average grant date fair value of the options issued during 2001 and the weighted average exercise price of those options amounted to $0.12 and $0.15, respectively.

In October 1995, the Financial Accounting Standards Board issued a new statement titled “Accounting for Stock-Based Compensation” (SFAS 123). SFAS 123 encourages, but does not require, companies to recognize compensation expense for grants of stock, stock options, and other equity instruments to employees based on fair value. Fair value is generally determined under an option pricing model using the criteria set forth in SFAS  123.

The Company applies APB Opinion 25, Accounting of Stock Issued to Employees, and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed price stock option plans. Had compensation expense for the Company’s stock based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company’s net loss and loss per common share would have been increased to the pro forma amounts indicated below:

		2001	2000	1999
Net loss applicable to	As reported	$ (27,669,975)	$ (25,427,705)	$ (14,917,868)
common stockholders	Pro forma	(27,878,975)	(25,797,194)	(16,314,519)
Net loss per common share	As reported	$ (0.17)	$ (0.23)	$ (0.20)
	Pro forma	$ (0.17)	$ (0.24)	(0.22)

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions: risk- free rate of 5.75% to 6.1%; volatility ranging from 119.32% to 122.23%, no assumed dividend yield; and expected life of one year.

NOTE 10 —COMMITMENTS AND CONTINGENT LIABILITIES:

Employment Contracts

Dr. George N. Faris is employed as Chairman of the Board until December 31, 2002 at an annual salary of $367,500. The agreement provides that if the initial term is not extended, we will retain Dr. Faris, at his discretion, as a consultant for a period of two calendar years ending December 31, 2004 at an annual salary equal to 50% of his annual base salary at December 31, 2002. The agreement also provides for, a) a severance payment equal to one month’s salary for each full year of employment beginning January 1, 1995, based on base salary at December 31, 1999 and b) a change in control payment equal to 2.99 times the greater of (i) $350,000 or (ii) his base salary in effect on date of termination as a result of a change in control. Following the resignation of Joe Michael McKinney on July 7, 2000, Dr. Faris assumed the title and responsibilities of Acting Chief Executive Officer and his salary was increased to $367,500 per year until such time as a permanent Chief Executive Officer is hired.

Mr. James E. Knight was hired as President and Chief Operating Officer on September 4, 2002 at an annual salary of $325,000 for a period of eighteen months. The term shall be automatically renewed and extended for successive periods of one year commencing on his eighteen month anniversary date and on each successive one year anniversary thereafter unless either Mr. Knight or we give the other notice of termination at least ninety days prior to the end of the initial term or any renewal term. In such event, his employment will terminate at the end of the initial term or the end of the renewal term during which such notice was given. If, after the initial eighteen month term, his employment is terminated without cause, he will be entitled to one month of severance pay for each full year of employment, prorated for each full month of employment. The agreement also provides for a change of control payment equal to 2.99 times his annual base salary that is in effect immediately prior to his termination as a result of a change in control.

Contingencies

The Company is involved in various claims and legal actions arising in the ordinary course of business. The Company is defendant in several actions related to employee matters. The Company does not believe at this time that plaintiffs will prevail, or if they do, that the results would have a material adverse effect on the Company’s financial condition or results of operations. In the opinion of management, the ultimate disposition of matters, other than those discussed above, will not have a material adverse effect on the Company’s financial condition or results of operations.

Transfer of Funds —U.S. and Foreign

The Company currently operates in the Republic of Kazakhstan and there are no restrictions on the transfer of funds into and out of the country between the Company’s U.S. and foreign branch of its subsidiary, AIPK.

Lease commitments

The Company leases office space under two operating leases which expire in 2003 and 2006. Future minimum annual payments under these operating leases are $474,000, $474,000, $244,000, $244,000 and $244,000 for 2002, 2003, 2004, 2005, and 2006, respectively. Non-cancelable subleases total $152,448, $158,500, $161,728, $165,000 and $168,300 for 2002, 2003, 2004, 2005, and 2006, respectively.

Minimum lease payments have not been reduced by minimum sublease rentals due in the future under non-cancelable subleases. The composition of total rental expense for all operating leases was as follows:

	2001	2000	1999
Minimum rentals	$ 496,723	$ 496,870	$431,242
Less – sublease rentals	(153,035)	(113,879)	—

Total rent expense	$ 343,688	$ 382,991	$431,242

Kazakhstan

On May 12, 1997, the Company, through its wholly-owned subsidiary, American International Petroleum Kazakhstan (“AIPK”), entered into an agreement with Med Shipping and Trading S.A. (“MED”), a Liberian corporation to buy from MED, in exchange for a combination of cash and stock, a 70% working interest in a Kazakhstan concession. As part of the acquisition, the Company is required to perform certain minimum work programs over the next five years which consists of the acquisition and processing of 3,000 kilometers of new seismic data, reprocessing 500 kilometers of existing seismic data, and a minimum of 6,000 linear meters of exploratory drilling.

NOTE 11 —INCOME TAXES:

The Company reported a loss from operations during 1999, 2000, and 2001 and has a net operating loss carryforward from prior years’ operations. Accordingly, no income tax provision has been provided in the accompanying statement of operations. The Company has available unused tax net operating loss carryforwards of approximately $73,400,000 which expire in years 2002 through 2020. Due to a change in control, as defined in Section 382 of the Internal Revenue Code (“382”), from 1994 through the current year, the Company’s utilizable tax operating loss carryforwards to offset future income have been restricted. These restrictions will limit the Company’s future use of its net operating loss carryforwards.

The components of the Company’s deferred tax assets and liabilities are as follows:

	December 31
	2001	2000
Deferred taxes:
Net operating loss carryforwards	$ 25,650,000	$ 24,415,000
Allowance for doubtful accounts	969,000	1,300,000
Accrued expenses	419,000	—
Depreciation, depletion, amortization and impairment	14,542,000	2,796,000

Net deferred tax asset	41,580,000	28,511,000
Valuation allowance	(41,580,000)	(28,511,000)

Net deferral tax assessment	$ —	$ —

The valuation allowance relates to the uncertainty as to the future utilization of net operating loss carryforwards. The increase in the valuation allowance during 2001 of approximately $13,069,000 primarily reflects the increase in the Company’s net operating loss carryforwards during the year.

A reconciliation of the provision for income taxes to the statutory United States tax rate is as follows (in thousands):

	For the Year Ended December 31,
	2001	2000	1999
Federal tax benefit computed at statutory rate	$(10,432,000)	$(8,645,000)	$(5,072,000)
Other, net	(2,637,000)	(772,000)	435,000
Increase in valuation allowance	13,069,000	9,417,000	4,637,000

Actual provision	$ —	$ —	$ —

NOTE 12 —CONCENTRATIONS OF CREDIT RISK AND FAIR VALUE OF FINANCIAL INSTRUMENTS:

Financial instruments which potentially expose the Company to concentrations of credit risk consist primarily of trade accounts receivable and notes receivable. Trade accounts receivable outstanding at December 31, 2001 have been collected in the normal course of business. A note receivable of $1,493,750 received in the sale of the Colombia and Peru properties, was due during 1998 and in default and was fully reserved at December 31, 2000. At the end of 2001 the reserve was reduced by approximately $865,000 based on payments made against that amount. An additional MIP note receivable of $1,252,696 also received in the sale mentioned above and due in 2000 is payable out of production from the Colombia properties. This note is carried at full value at December 31, 2001 and the Company has been receiving monthly payments on this note and has no reason to believe that it will not collect this receivable (See Note 15). At December 31, 2001, the note had been reduced to $335,113. This amount, along with the reserve mentioned above are reflected in Note 3. Fair value of fixed-rate long-term debt and notes receivable are determined by reference to rates currently available for debt with similar terms and remaining maturities. As of December 31, 2001, $35,000 of long-term debt is due in 2003 and 2004, $5,322,000 of long-term debt is due in 2004, and $8,563,000 of the Company’s long-term debt is due in 2007. As a result, the Company believes the carrying value of its receivables and long-term debt approximates fair value. The reported amounts of financial instruments such as cash equivalents, accounts receivable, accounts payable, short-term debt, and accrued liabilities approximate fair value because of their short-term maturities. The MIP notes receivable were recorded at a discount to yield a fair market interest rate. The Company believes the effective interest rate on the MIP note approximates market rates at December 31, 2001.

The estimated fair value of the Company’s financial instruments is as follows:

	2001		2000
	Carrying value	Fair value	Carrying value	Fair value
MIP Notes Receivable net of
allowance for doubtful accounts	$ 1,200,000	$ 1,200,000	$ 575,112	$ 575,112
Short-term debt	$ 1,986,365	$ 1,986,365	$7,078,173	$7,078,173
Long-term debt	$13,919,968	$13,919,968	$5,565,395	$5,565,395
Redeemable preferred stock	$ —	$ —	$1,186,751	$1,186,751

Four of the Company’s asphalt customers account for an aggregate of 71% of the Company’s sales in 2001. The Company has the ability to draw on it’s customer’s posted performance bonds and personal guarantees to collect any past due accounts.

NOTE 13 —GEOGRAPHICAL SEGMENT INFORMATION:

The Company has two reportable geographical segments which are primarily in the business of exploration, development, production of oil and natural gas and the refining and marketing of petroleum products. The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performances based on profit and loss before income and expense items incidental to their respective operations. The Company’s reportable statements are managed separately because of their geographic locations. Financial information by operating segment is presented below:

Financial information, summarized by geographic area, is as follows:

	Geographic Segment
2001	United States	Kazakhstan	Consolidated Total
Sales and other operating revenue	$ 18,312,039	$ —	$ 18,312,039
Interest income and other corporate revenues	$ —	$ —	$ 324,983

Total revenue	$18,312,039	—	18,637,022
Costs and operating expense	30,702,894	10,670,675	41,373,569

Operating loss	$(12,390,855)	$(10,670,675)	$(22,736,547)

General corporate expense			2,759,882
Interest expense and incremental yield on
preferred stock			2,173,546

Net loss applicable to common stockholders			$(27,669,975)

Identifiable assets at December 31, 2001	$21,655,213	$12,445,488	$ 34,100,701

Corporate assets			2,953,539

Total assets at December 31, 2001			$ 37,054,240

Depreciation, depletion, amortization
and provision for impairment	$11,201,493	$10,670,675	$ 21,872,168

Capital Expenditures, net of cost recoveries	$135,735	$2,131,620	$ 2,267,355

F-22

	Geographic Segment
2000	United States	Kazakhstan	Consolidated Total
Sales and other operating revenue	$ 3,108,670	$ —	$ 3,108,670
Interest income and other corporate revenues	$ —	$ —	165,350

Total revenue	$ 3,108,670	—	3,274,020
Costs and operating expense	8,802,976	12,546,295	21,349,271

Operating profit (loss)	$ (5,694,306)	$(12,546,295)	$(18,075,251)

General corporate expense			4,062,683
Interest expense and incremental yield on
preferred stock			3,289,771

Net loss applicable to common stockholders			$(25,427,705)

Identifiable assets at December 31, 2000	$31,105,826	$21,138,161	$ 52,243,987

Corporate assets			2,754,435

Total assets at December 31, 2000			$ 54,998,422

Depreciation, depletion, amortization
and provision for impairment	$ 1,844,942	$12,546,295	$14,391,237

Capital Expenditures, net of cost recoveries	$ 71,728	$2,677,857	$ 2,749,585

F-23

	Geographic Segment
1999	United States	Kazakhstan	Consolidated Total
Sales and other operating revenue	$ 8,137,867	$ —	$ 8,137,867
Interest income and other corporate revenues	—	—	214,171

Total revenue	$ 8,137,867	—	8,352,038
Costs and operating expense	13,116,830	—	13,116,830

Operating profit (loss)	$(4,978,963)	$ —	$(4,764,792)

General corporate expense			6,500,579
Interest expense			3,652,497

Net loss			$(14,917,868)

Identifiable assets at December 31, 1999	$ 33,877,437	$32,162,385	$ 66,039,822

Corporate assets			3,618,447
Total assets at December 31, 1999			$ 69,658,269

Depreciation, depletion and amortization	$ 1,730,710	$ —	$ 1,730,710

Capital Expenditures, net of cost recoveries	$ 1,062,053	$ 8,498,390	$ 9,560,443

F-24

NOTE 14  —  SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIESAND DISCLOSURES OF CASH FLOW INFORMATION:

The Company has issued shares of common stock and common stock warrants in the acquisitions and conversions of the following non-cash transactions:

	2001	2000	1999
Conversion of debentures	$ 977,200	$6,852,115	$7,602,373
Stock issued in lieu of current liabilities	42,522	1,926,125	1,473,713
Issuance of warrants related to convertible debentures	106,729	254,077	1,584,1069
Issuance of stock - compensation	98,461	20,000	—
Issuance of stock - services	—	306,790	654,453
Issuance of stock and warrants - for oil and gas properties	—	—	1,852,366
Issuance of stock for collateral on debt	—	24,000	1,065,938
Preferred stock converted into common stock	$3,776,142	$5,282,978	$ —

Cash paid for interest, net of amounts capitalized, was $389,566, $799,051, and $1,943,124 during 2001, 2000, and 1999, respectively. Cash paid for corporate franchise taxes was $80,289, $111,577, and $94,506 during 2001, 2000, and 1999, respectively.

Interest capitalized was $547,786 during the year 1999. No interest was capitalized during 2000 or 2001.

NOTE 15 — SUBSEQUENT EVENTS:

Mercantile International Petroleum Notes

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. The $1.6 million was fully reserved for in 1998. In January 2000, we reached an agreement with Mercantile, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greater of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each payment was in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greater of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile originally informed us they expected the payments to resume upon resolution of this dispute in July 2001. In November 2001, Mercantile indicated they expected an imminent settlement of this dispute, which would allow them to release the accrued, unpaid portion of the amounts due through mid-November of $640,000. However, shortly thereafter, Mercantile was informed they had lost the dispute and were not able to release these funds in lump sum, but would need to begin paying again at $80,000 per month until all amounts due were fully paid.

In an effort to minimize our exposure to the potential future risks of receiving full payment of the debenture from Mercantile, we agreed to reduce the principal and interest balances due on the debenture of approximately $2.6 million to $1.5 million, if Mercantile would pay us $1.1 million immediately, $100,000 on or before March 15, 2002, and $300,000 on or before December 31, 2003. Mercantile agreed and paid the first installments totaling $1.2 million during February and March 2002. The allowance for doubtful accounts was reduced at December 31, 2001 by $865,000 to reflect the subsequent payments received. In the event either the second or third payments are not made on or before the respective due date, the required payments will double, respectively, as applicable. Interest accrues on the $300,000 final payment at 11.5% per month and is to be paid to us in cash each month beginning March 15, 2002.

In addition to reducing the principal and interest balances due, we also gave up any rights we had in connection to any net operating loss benefits which would accrue to Mercantile, which benefits, we believe, were not likely to accrue in any event. We utilized the proceeds primarily to service our asphalt contract backlog which, at December 31, 2001 amounted to approximately $6 million. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time, at $1.50 per share. Mercantile also agreed to issue warrants, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants was $1.00 per share during 2001 and is $1.50 during 2002. These provisions of the debenture remain unchanged.

NOTE 16 — EMPLOYEE BENEFITS:

During the fourth quarter of 1997 the Company established a defined contribution 401(k) Plan for its employees. The plan provides participants a mechanism for making contributions for retirement savings. Each employee may contribute certain amounts of eligible compensation. In July 1998, the Company amended the plan to include a Company matching contribution provision. The plan allows for the Company to match employee contributions into the plan at the rate of $0.50 for each $1.00 contributed by the employee, with a Company matching contribution limited to a maximum of 5% of the employee salary. To be eligible for the Company matching program, employees must be employed by the Company for 90 days. Employer contributions vest evenly over three years from the employee’s anniversary date. The Company had contributions for the year ended December 31, 2001, 2000, and 1999 totaling approximately $53,700, $43,300, and $61,500, respectively.

NOTE 17 – UNAUDITED SELECTED QUARTERLY RESULTS OF OPERATIONS:

Unaudited Selected Quarterly Results of Operations
(in thousands, except per share data)

	Quarters Ended
	12/31/01	9/30/01	6/30/01	3/31/01
Revenues	$ 2,189	$ 8,419	$ 5,765	$ 2,264

Loss from operations	$(20,480)	$ 446	$ 731	$ (260)
Net loss	$(21,000)	$ (1,759)	$ (2,386)	$ (2,308)
Net loss applicable to common stockholders	$(21,000)	$ (1,759)	$ (2,386)	$ (2,526)

Earnings Per Share - Basic and Diluted
Net loss applicable to common stockholders	$ (0.12)	$ (0.01)	$ (0.02)	$ (0.02)
Weighted average shares	176,195	164,894	156,661	143,184

	Quarters Ended
	12/31/00	9/30/00	6/30/00	3/31/00
Revenues	$ 446	$ 345	$ 1,272	$ 1,211
Loss from operations	$(12,960)	$ (84)	$ (291)	$ (181)
Net loss	$(15,030)	$ (3,107)	$ (3,264)	$ (3,483)
Net loss applicable to common stockholders	$(15,574)	$ (3,107)	$ (3,264)	$ (3,483)

Earnings Per Share - Basic and Diluted
Net loss applicable to common stockholders	$ (0.13)	$ (0.03)	$ (0.03)	$ (0.04)
Weighted average shares	121,479	109,855	107,044	97,670

NOTE 18 – CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 2001, we borrowed an aggregate of $320,000 from George N. Faris, our Chairman of the Board. These loans were payable upon demand and accrued interest at 14% per annum. We repaid these loans in full during 2001.

During February 2002, we borrowed an aggregate of $240,000 from Dr. Faris. The loans are payable on demand and bear interest at 14% per annum. On August 24, 2000, we borrowed $100,000 from Mr. Donald Rynne, one of our directors. This loan is repayable on demand and bears interest at 12% per annum. In connection with this loan, we issued an option to Mr. Rynne to purchase one share of common stock for each dollar borrowed. The option may be exercised prior to August 23, 2010 and has an exercise price of $0.43 per share, representing 105% of the market price of a share of our common stock on the date immediately preceding the loan. We also issue him an additional 20,000 shares for each month the loan remains outstanding beyond December 2000 at exercise prices based on the average closing market price of our common stock during each particular month. As of February 28, 2002, the entire amount of these loans remained outstanding. We believe that the terms of these loans were as favorable to us as we could have obtained from an unaffiliated party.

SUPPLEMENTARY OIL AND GAS INFORMATION
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

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

AMERICAN INTERNATIONAL PETROLEUM AND SUBSIDIARIES
SUPPLEMENTARY OIL AND GAS INFORMATION
(UNAUDITED)

Capitalized costs relating to oil and gas activities and costs incurred in oil and gas property acquisition, exploration and development activities for each year are shown below:

CAPITALIZED COSTS

	Total Kazakhstan
	2001(1)	2000(1)	1999(1)
Unevaluated property not subject to amortization	$ 13,168,200	$ 21,681,343	$31,556,376
Evaluated properties	23,216,970	12,546,295	—
Accumulated depreciation, depletion and amortization
and provision for impairment	(23,216,970)	(12,546,295)	—

Net Capitalized costs	$ 13,164,200	$ 21,681,343	$31,556,376

Costs incurred in oil and gas property acquisition,
exploration and development activities	$ —	$ —	$ —

Property acquisition costs - proved and
unproved properties	$ —	$ —	$ 2,724,166
Exploration Costs	2,113,519	2,671,262	5,393,324
Development costs	—	—	—
Results of operations for oil and gas producing activities	—	—	—
Oil and gas sales	$ —	$ —	$ —

Lease operating costs	—	—	—
Depreciation, depletion and amortization	—	—	—
Provision for impairment of oil and gas properties	10,670,675	12,546,295	—

	10,670,675	12,546,295	—

Income (loss) before tax provision	(10,670,675)	(12,546,295)	—

Provision (benefit) for income tax	—	—	—
Results of operations	$(10,670,675)	$(12,546,295)	$ —

(1) Unevaluated property not subject to amortization includes Kazakhstan properties and non-Kazakhstan oil and gas properties. F-28

INDEPENDENT AUDITOR’S REPORT ON SCHEDULE

Stockholders and Board of Directors
American International Petroleum Corporation
New York, New York

We have audited the consolidated financial statements American International Petroleum Corporation and its subsidiaries as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001. Our audits for such years also included the financial statement schedule of American International Petroleum Corporation and its subsidiaries, listed in Item 14-2, for each of the years in the three-year period ended December 31, 2001. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to report on this schedule based on our audits. In our opinion, such a financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

HEIN + ASSOCIATES LLP
Houston, Texas
March 1, 2002

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES SCHEDULE I — VALUATION AND QUALIFYING ACCOUNTS (in thousands)

Description	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions: Accounts Written off Against Allowance	Balance at End of Year

December 31, 1999
Allowance for Doubtful Accounts	$3,415	$ —	$1,921	$1,494

December 31, 2000
Allowance for Doubtful Accounts	$1,494	$ —	$ —	$1,494

December 31, 2001
Allowance for Doubtful Accounts	$1,494	$ —	$ 865	$ 629
F-30

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to the report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

Dated: March 15, 2001

By: /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this amendment to the report has been signed below by the following persons in the capacities and on the dates indicated:

By:	/s/ George N. Faris —————————— George N. Faris, Chairman of the Board of Directors Chief Executive Officer	Date: March 15, 2001

By:	/s/ J. E. Knight —————————— J. E. Knight, Director, President Chief Operating Officer	Date: March 15, 2001

By:	/s/ Denis J. Fitzpatrick —————————— Denis J. Fitzpatrick, Director, Executive Vice President, Secretary, Principal Financial and Accounting Officer	Date: March 15, 2001

By:	/s/ Donald G. Rynne —————————— Donald G. Rynne, Director	Date: March 15, 2001

By:	/s/ Daniel Y. Kim —————————— Daniel Y. Kim, Director	Date: March 15, 2001

By:	/s/ William R. Smart —————————— William R. Smart, Director	Date: March 15, 2001

By:	/s/ John H. Kelly —————————— John H. Kelly, Director	Date: March 15, 2001

F-31

Exhibit Index

Exhibit Number	Description

2.1	Share Purchase Agreement dated February 25, 1997, among Registrant and AIPCC, PAIPC and MIP. (3)

4.1	1998 Stock Option Plan of the Registrant.(4)

4.2	1998 Stock Award Plan of the Registrant.(4)

4.3	Convertible Debenture Purchase Agreement dated February 18, 1999. (2)

4.14	Form of 5% Convertible Secured Debenture dated February 18, 1999. (2)

4.15	Form of Warrant issued pursuant to the Convertible Secured Debentures dated February 18, 1999. (2)

4.16	Form of Registration Rights Agreement dated February 18, 1999. (2)

4.17	Form of Mortgage and Security Agreement issued pursuant to the Convertible Secured Debentures dated February 11, 1999 (2)

4.18	Form of Securities Purchase Agreement dated December 1, 1999 by and among Registrant and GCA Investment Fund Ltd. (6)

4.19	Form of Mortgage and Security Agreement between St. Marks Refinery, Inc. and GCA Strategic Investment Fund, Ltd. (6)

4.20	Form of Warrant issued in connection with the Securities Purchase Agreement referenced in Exhibit 4.33.(6)

4.21	Form of Securities Purchase Agreement and related Schedules dated April 24, 2001. (7)

4.22	Form of Exchange Agreement and related Schedules dated April 28, 2001. (7)

4.23	Form of Securities Purchase Agreement and related Schedules dated December 19, 2001

10.1	Employment Agreement dated May 1, 1989 by and between George N. Faris and the Registrant. (1)

10.2	$3 million Exchangeable Debenture, granted by AIPCC to the Registrant due February 25, 1999. (8)

10.6	Amendment #2 to Employment Agreement dated May 1, 1989 by and between Registrant and George N. Faris.(16)

10.7	Employment Agreement dated August 9, 2001 by and between J. E. Knight and the Registrant.

10.8	Letter Agreement dated January 10, 2002 by and between Mercantile International Petroleum, Inc. and the Registrant.

21.1	Subsidiaries of the Registrant