Form 10-Q
period 2002-03-31
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2002-05-15
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission File number	No. 0-14905

AMERICAN INTERNATIONAL PETROLEUM CORPORATION (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of Incorporation or organization)	13-3130236 (I.R.S. Employer Identification No.)

2950 NORTH LOOP WEST, HOUSTON, TEXAS (Address of principal executive offices)	77092 (Zip Code)

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

Yes [X]     No [_]

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of May 15, 2002 is 196,366,286 shares.

Part 1. Financial Information Item 1. Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2002 (Unaudited)	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$ 246,531	$ 456,343
Accounts and notes receivable, net	950,109	2,097,126
Inventory	228,288	199,811
Prepaid expenses	533,921	668,923

Total current assets	1,958,849	3,422,203

Property, plant and equipment:
Unevaluated oil and gas properties	14,803,624	14,602,595
Evaluated oil and gas properties	21,782,575	21,782,575
Refinery property and equipment	28,883,373	28,877,932
Other	1,023,458	1,079,502

	66,493,030	66,342,604

Less - accumulated depreciation, depletion, and amortization	(33,983,999)	(33,586,034)

Net property, plant and equipment
	32,509,031	32,756,570

Other long-term assets, net	783,079	875,467

Total Assets	$ 35,250,959	$ 37,054,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$ 1,254,647	$ 1,246,492
Notes payable - officers and directors	340,000	420,000
Notes payable - trade	189,673	319,873
Accounts payable	3,126,196	2,904,188
Accrued liabilities	1,887,304	1,675,543

Total current liabilities	6,797,820	6,566,096

Long-term debt	13,305,711	13,919,968

Total liabilities	20,103,531	20,486,064

Minority Interest Liability	305,956	305,956

Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares
authorized, 196,266,286 and 181,602,484 shares issued
outstanding at March 31 , 2002 and December 31, 2001, respectively	15,701,303	14,528,199
Additional paid-in capital, common stock	158,242,653	158,352,018
Common stock issued as collateral, held in escrow	(19,350)	(141,700)
Accumulated deficit	(159,083,134)	(156,476,297)

Total stockholders’ equity	14,841,472	16,262,220

Total liabilities and stockholders’ equity	$ 35,250,959	$ 37,054,240

2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	(Unaudited)

	2002	2001

Revenues:
Trading Revenues	$ —	$ 1,331,645
Asphalt Revenues	1,152,015	7,900
Refinery Revenues	106,000	772,535
Joint Venture Income	—	104,894
Other	43,236	46,956

Total revenues	1,301,251	2,263,930

Expenses:

Trading costs	—	1,243,676
Asphalt costs	1,218,461	58,583
Refinery costs	236,058	1,174,381
General and administrative	1,819,821	1,475,119
Depreciation, depletion and amortization	386,858	461,137
Interest	246,890	159,289

Total expenses	3,908,088	4,572,185

Net loss	(2,606,837)	(2,308,255)
Incremental yield on preferred stock	—	217,391

Net loss applicable to common stockholders	$ (2,606,837)	$ (2,525,646)

Net loss per share of common stock - basic and diluted	$ (0.01)	$ (0.02)

Weighted-average number of shares
of common stock outstanding	186,903,541	143,183,665

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	(Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(2,606,837)	$(2,308,255)
Adjustments to reconcile net loss to net
cash used in operating activities:
Incremental yield on preferred stock	—	(217,391)
Depreciation, depletion, amortization and accretion of
discount on debt	433,203	718,185
Issuance of stock for compensation expense	398,333	—
Changes in assets and liabilities:
Accounts and notes receivable	1,147,017	(1,592,428)
Inventory	(28,477)	58,583
Prepaid and other	135,002	167,034
Accounts payable and accrued liabilities	449,724	1,453,097

Net cash provided by (used in) operating activities	(72,035)	(1,721,175)

Cash flows from investing activities:
Additions to oil and gas properties	(189,927)	(1,194,489)
Additions to refinery property and equipment	(5,441)	—
Decrease to other long term assets	137,759	294,820

Net cash used in investing activities	(57,609)	(899,669)

Cash flows from financing activities:
Net increase in short-term debt	8,155	—
Net decrease in notes payable	(43,400)	(130,200)
Net decrease in notes payable - officers	(80,000)	(150,000)
Net increase in long-term debt	35,077
Proceeds from exercise of stock options and warrants	—	3,819
Proceeds from sale of preferred stock	—	2,372,013

Net cash provided by (used in) financing activities	(80,168)	2,095,632

Net decrease in cash and cash equivalents	(209,812)	(525,212)
Cash and cash equivalents at beginning of period	456,343	684,603

Cash and cash equivalents at end of period	$ 246,531	$ 159,391

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’EQUITY (Unaudited)

	Common stock	Additional	Common Stock
	Shares	Amount	paid-in capital	Held In Escrow	Accumulated deficit	Total

Balance, January 1, 2002	181,602,484	$14,528,199	$ 158,352,018	$(141,700)	$(156,476,296)	$ 16,262,221

Conversions of debentures	10,378,788	830,303	(145,303)	—	—	685,000
Issuance of Stock for compensation and services	4,043,266	323,461	74,872	—	—	398,333
Issuance of stock in lieu of current liabilities	241,748	19,340	(3,384)	86,800	—	102,756
Stock issued and adjustment to value of stock previously issued for collateral on debt	—	—	(35,550)	35,550	—	—
Net loss for the period	—	—	—	—	(2,606,838)	(2,606,838)

Balance, March 31, 2002	196,266,286	$15,701,303	$ 158,242,653	$(19,350)	$(159,083,134)	$ 14,841,472

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 2002, the results of operations for the three month period ended March 31, 2002 and cash flows for the three month period ended March 31, 2002. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K. Results experienced in the three-month period are not necessarily indicative of the results to be expected for the entire year.

Certain information and footnote disclosures normally included in financial statements presented in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that the accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s 2001 Annual Report on Form 10-K.

2. Segment Information

We have two reportable geographical segments which are primarily in the business of exploration, development, production of oil and natural gas, and the refining, petroleum product trading, and asphalt products and services area.

In mid-February of 2001, our Lake Charles, Louisiana refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. This processing project was completed and terminated as of July 31, 2001. Also during the first quarter of 2001 we commenced buying and selling petroleum products through our products trading operations. On July 1, 2001, and throughout the first quarter of 2002 we have been operating our asphalt operations for our own account after having operated within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. Consequently, only the profits we derived from the joint venture during the first quarter of 2001, not the related revenues and expenses, were reflected on our financial statements for this period. The joint venture was terminated as of June 30, 2001 and we have operated our asphalt business for our own account since then.

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

For the three months ending March 31, 2002, the asphalt operations had revenues of $1,152,000 and costs of 1,218,000. Our refining operations had revenues of $106,000 and costs and operating expenses of $236,000. The petroleum product trading operations had no revenues or related costs for the three months ended March 31, 2002. Interest income and other corporate revenues totaled $43,000 with general corporate expense, interest expense and depreciation, depletion and amortization being $1,820,000, $247,000, and $387,000, respectively. Our identifiable assets at March 31, 2002 totaled $25,566,000 operating assets in the United States, $8,961,000 for Kazakhstan, and $724,000 of corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
For the Three Months Ended March 31, 2002 as compared to the Three Months Ended March 31, 2001

Trading Operations:

The product trading and marketing operations includes purchase and sales of various petroleum products that were previously derived from the processing agreement with Sargeant Bulktainers, Inc. The processing agreement with Sargeant was terminated as of July 31, 2001 and the refinery has not processed any crude oil since that time. Consequently there were no trading revenues or expenses during the first quarter of 2002 compared to product revenues of approximately $1,332,000 with costs of products approximating $1,244,000 during the first quarter of 2001.

Asphalt Operations:

During the first quarter of 2002, we recognized $1,152,000 of revenue from the asphalt operations with related costs of $1,218,000. These revenues were generated through the sale of asphalt products and to a lesser degree, asphalt related service fees. There were no asphalt revenues for the first quarter of 2001 due to our reporting income under the equity method of accounting for partnerships as previously discussed above. There was $7,900 of other asphalt-related services in the first quarter of 2001.

Actual asphalt sales volumes decreased 15%, from approximately 7,356 tons in the first quarter of 2001 to 6,252 for the current quarter of 2002. The asphalt sales for the first quarter of 2001 occurred within the joint venture with Sargeant. The decline in sales volume was attributable to inclement winter weather, reduced asphalt supply availability and our occasional shortage of available capital to purchase adequate quantities of asphalt feedstock. We are in the latter stages of discussions with a major oil company to finalize an agreement under which we would be provided unlimited amounts of asphalt to fulfill our outstanding contracts and backlog. We also have recently obtained a credit facility to provide us with the necessary capital to purchase the asphalt feedstocks necessary to service the backlog. At the end of March 2002, there was a backlog of asphalt sales orders of 40,000 tons valued at $6,000,000 compared to 70,000 tons valued at $11 million at the end of March last year.

Our St. Marks, Florida facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the Florida markets, and the additional cost to transport products to St. Marks from Lake Charles. We currently plan to re-open and supply St. Marks with asphalt to be stored and sold into the Florida market. However, the State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for site contamination that occurred prior to our purchase of the facility which was established in a 1992 DEP Consent Order. We have applied for declaratory relief to have the court declare and determine that St. Marks is not legally liable for preexisting contamination and to allow us to utilize the facility for our asphalt and other business. However, at this time there can be no assurance we will prevail with this action.

Refinery Operations:

During the first quarter of 2002, our refining operation has not been operational. Recorded revenues were primarily from storage fees of approximately $106,000, compared to $773,000 of revenues from refinery operations during the first quarter of 2001. Processing fees derived from processing feedstocks for Sargeant commenced in February of 2001 and terminated on July 31, 2001. Our Lake Charles, Louisiana refinery was idle during the first quarter of this year but has been maintained in a state of readiness, pending a new agreement, which is currently under discussion. We incurred approximately $236,000 of operating costs during the current quarter compared to approximately $1,174,000 for the same period last year.

Other Revenues:

Other revenues remained approximately the same for the first quarter of 2002 as compared to the first quarter of 2001. We recognized approximately $38,000 of sublease income in the first quarters of both 2001 and 2002.

General and administrative:

General and administrative expenses, (“G&A”) increased approximately $345,000 during the current quarter compared to the same period of 2001. Financing costs included in G&A during the first quarter of 2002 increased approximately $121,000 primarily due to the amortization of prepaid bond costs related to outstanding debt that was issued in the second quarter of 2001. Payroll and employee related costs increased approximately $327,000. Certain other expenses fluctuated during the current quarter of 2002 compared to the same period in 2001 as follows: professional fees, telephone, and corporate and property taxes decreased approximately $24,000, $20,000 and $42,000 respectively; and insurance costs increased approximately $4,000.

Depreciation, depletion and amortization:

Depreciation, depletion and amortization expense decreased approximately $74,000 during the current period compared to the same period last year primarily due to the impairment of plant assets at December 31, 2001 which reduced our depreciable base for the first quarter of 2002.

Interest expense:

Interest expense, including yield on preferred stock, decreased approximately $130,000 during the current quarter compared to the same quarter in 2001. Outstanding interest- bearing debt instruments totaled $14,560,000 at March 31, 2002 compared to $11,050,000 at March 31, 2001 accounted for approximately $105,000 of an increase in interest expense during the current quarter compared to the same quarter last year. Non-cash charges of approximately $46,000 were recorded during the first quarter of 2002 for financing costs related to our outstanding convertible debentures compared to $259,000 of non-cash charges for convertible debentures and Preferred stock sales recorded in 2001, a decrease of $213,000.

Liquidity and Capital Resources

During the three months ended March 31, 2002, we used a net amount of approximately $72,000 for operations, which reflects approximately $832,000 of non-cash provisions. Approximately $1,282,000 was provided by decreases in accounts receivable and prepayments, $28,000 was used to increase asphalt blendstock inventory and $450,000 was provided from an increase in accounts payable and accrued liabilities. Additional uses of cash during the period included additions to oil and gas properties and refinery property and equipment of $195,000. Cash for operations was provided by proceeds from the increase in short-term and long-term debt of approximately $43,000 and cash was offset by cash used to decrease notes payable and notes payable-officers by approximately $123,000 and a decrease in other long-term assets of $138,000.

In February 1999, Mercantile International Petroleum, Inc. failed to pay us the $1.6 million outstanding balance of the 5% convertible debenture it issued to us as partial payment for the purchase of our oil and gas properties in Columbia and Peru, South America in February 1997. In January 2000, we reached an agreement with Mercantile, under which Mercantile acknowledged its indebtedness to us in the amount of $1,581,000 for the outstanding balance of the debenture and an additional amount of $1,306,000 in connection with our earnout provision of the original purchase agreement. Mercantile agreed to repay this aggregate debt of $2,887,000 by issuing a new 11.5% convertible debenture to us. Beginning in February 2000, Mercantile began to make the scheduled monthly payments to us amounting to the greatest of $70,000 or 80% of its Colombian subsidiary’s net income during the calendar year 2000. During 2000, each of the payments was made in the amount of $70,000 and was generally paid in a timely manner. Beginning in January 2001, Mercantile began to pay monthly the greatest of $80,000 or 80% of the subsidiary’s net income until the debt is retired. In March 2001 we received notice from Mercantile that Ecopetrol, the Columbian government oil company that purchases the majority of Mercantile’s oil production in Columbia, was withholding payment of the proceeds from the purchase of Mercantile’s oil sales to Ecopetrol in Columbia, pending resolution of a legal dispute between Mercantile and another entity in Columbia. Mercantile originally informed us they expected the payments to resume upon resolution of this dispute in July 2001. In November 2001, Mercantile indicated they expected an imminent settlement of this dispute, which would allow them to release the accrued, unpaid portion of the amounts due through mid-November of $640,000. However, shortly thereafter, Mercantile was informed they had lost the dispute and were not able to release these funds in lump sum, but would need to begin paying again at $80,000 per month until all amounts due were fully paid.

In an effort to minimize our exposure to the potential future risks of receiving full payment of the debenture from Mercantile, we agreed to reduce the principal and interest balances due on the debenture of approximately $2.6 million to $1.5 million, if Mercantile would pay us $1.1 million immediately, $100,000 on or before March 15, 2002, and $300,000 on or before December 31, 2003. Mercantile agreed and paid the first two installments of $1.2 million during the first quarter this year. In the event the third payment is not made on or before the respective due date, the required payment will double. Interest accrues monthly on the $300,000 final payment at an 11.5% annual rate and is to be paid to us in cash each month beginning March 15, 2002.

In addition to reducing the principal and interest balances due, we also gave up any rights we had in connection to any net operating loss benefits which would accrue to Mercantile, which benefits, we believe, were not likely to accrue in any event. We utilized the proceeds primarily to service our asphalt contract backlog, which at December 31, 2001 was worth approximately $6 million. The unpaid portion of the debt is convertible into Mercantile common stock at our option, at any time, at $1.50 per share. Mercantile also agreed to issue warrants, upon the signing of the definitive agreement, entitling us to purchase an aggregate of 2,347,000 Mercantile common shares at any time prior to December 31, 2002. The exercise price of the warrants was $1.00 per share during 2001 and is $1.50 during 2002. These provisions of the debenture remain unchanged.

We continue to have discussions with potential partners regarding a farm out of some of our 100% working interest in License 1551 Shagyrly gas field in Kazakhstan. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses. The majority of the development funding for License 1551 is expected to be derived from project financing.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. Each lender was given a warrant or option to purchase one share of our common stock for each dollar invested, with an exercise price of 105% of the closing market price of the common stock on the date preceding the closing of each transaction. We used these proceeds to initiate the preliminary reentry work at our Begesh oil well in License 953 in Kazakhstan, which reentry was completed in the first quarter of 2001 and resulted in no economically recoverable oil. As of March 31, 2002, we had an aggregate outstanding principal balance remaining on these notes of $100,000. The drilling effort at Begesh satisfied our minimum work and monetary obligations on License 953 in Kazakhstan through 2000. We received formal approval of our request for an extension of the exploration contract and the remaining $2.8 million minimum work program from the Kazakhstan Government for an additional year through November 2002, however, at this time, we plan to apply for a three year extension of the License and related minimum work program which would be directed at evaluating the gas potential in the eastern portion of the License near Shagyrly Shomyshty.

We have decided to delay the initial phase of development drilling at Shagyrly Shomyshty, estimated to cost approximately $3.8 million, until a gas sales contract is obtained to sell the related natural gas production. We continue to have discussions with potential purchasers and marketers regarding the purchase of our gas, however, political and organizational changes within Kazakhstan and Russia have resulted in substantial delays and uncertainty relative to our ability to consummate such a contract. We cannot assure that a gas contract will be signed or that we will be successful with the initial phase of the drilling program, both of which are prerequisites to the initiation of full field development of Shagyrly Shomyshty. We have had discussions with various financing entities, suppliers and export credit agencies regarding project financing to complete the full development of this project.

In September 2000, we entered into a one-year processing agreement with Sargeant Bulktainers Inc., a division of Sargeant Marine, Inc., in which Sargeant agreed to process a minimum of 300,000 barrels of crude oil per month through our Lake Charles, Louisiana refinery’s atmospheric distillation unit. However, through July 2001 Sargeant had only processed an aggregate of approximately one-third of the total volumes of crude oil they agreed to process through our facility. Since both Sargeant and we desired early termination, by mutual agreement, the processing agreement and the related agreement to purchase Sargeant’s refined products were both terminated on July 31, 2001. The original term of these agreements was scheduled to end on September 21, 2001.

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

In addition, we reached an agreement with GCA to extend the outstanding aggregate principal balance of all our outstanding convertible debentures to GCA, totaling $8.6 million, due in full in April 2002, to February 1, 2007. This agreement enabled us to approach sources of capital to fund our operations without the immediate burden of having to repay these debentures in the near future.

We also recently sold an aggregate of $240,000 of 14% notes to our Chairman and Chief Executive Officer George Faris, which are payable upon demand. We believe the terms of the loans were as favorable to us as we could have obtained from an unaffiliated party. The proceeds were used primarily to service our asphalt contract backlog.

We have been in discussions with various financial entities regarding a line of credit to support our refining and asphalt businesses. We recently obtained a $1.8 million credit facility that will primarily be utilized to support our asphalt contract backlog. This facility is collateralized by and limited to the aggregate value of the accounts receivable and inventory of our asphalt subsidiary, American International Asphalt, Inc. However, this credit facility is not sufficient to support both our asphalt operations and our corporate cash requirements. Ideally, approximately $7 million would be required to support an aggressive asphalt operation during 2002, which would provide sufficient capital to support all of these cash requirements during the next year.

If we are successful in securing the necessary working capital, we plan to initiate an aggressive business plan to increase our asphalt sales volumes in 2002 over 2001, which could include a reopening of our St. Marks, Florida distribution facility. If we are unable to secure adequate financing to accomplish this goal, we may need to curtail our operations, which although profitable, probably would not be adequate to fully support all of our cash requirements next year.

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

	2002	2007	Total Recorded Amount	Fair Value

Debt:
Carrying Value	$ 1,226,562	$ 13,277,609	$14,504,171	$14,504,171
Effective Interest Rate	11.3%	27.5%

A 10% increase in interest rates would decrease our cash flow by approximately $378,994 and would decrease the fair value of our debt instruments.

Recent Accounting Pronouncements – In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statements of Financial Accounting Standards No. 141 “Business Combinations” (“SFAS 141”) and No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We do not believe that the adoption of these statements had a material effect on our financial position, results of operation, or cash flows.

In June 2001, the FASB also approved for issuance SFAS 143 “Asset Retirement Obligations”. SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including: 1) the timing of the liability recognition, 2) initial measurement of the liability, 3) allocation of asset retirement cost to expense, 4) subsequent measurement of the liability and 5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective no later than January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on our financial position, results of operations, or cash flows.

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of Statement 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

13

PART II. OTHER INFORMATION

Item 2.	Changes in Securities

During the three months ended March 31, 2002, we issued an aggregate of 10,620,536 shares of common stock to the GCA Strategic Investment Fund Ltd., pursuant to aggregate conversions of $685,000 of the outstanding principal balance of our 3% Secured Convertible Debentures and in payment of related interest totaling $15,955. The issuance of the shares of common stock upon conversion of these debentures was exempt from the registration requirements of the Securities Act under Section 3(a)(9) thereof.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

None

(b)	Reports on Form 8-K

None

14

SIGNATURE

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 15, 2002	AMERICAN INTERNATIONAL PETROLEUM CORPORATION By: /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

15