Form 10-Q
period 2002-06-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2002-08-19
CIK 799119

SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20449 FORM 10-Q QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2002

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

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of June 27, 2002 is 199,358,348 shares.

Part 1. Financial Information
Item 1. Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2002 (Unaudited)	December 31, 2001
Assets
Current assets:
Cash and cash equivalents	$372,114	$456,343
Accounts and notes receivable, net	723,566	2,097,126
Inventory	186,259	199,811
Prepaid expenses	931,072	668,923

Total current assets	2,213,011	3,422,203

Property, plant and equipment:
Unevaluated oil and gas properties	14,940,693	14,602,595
Evaluated oil and gas properties	21,782,575	21,782,575
Refinery property and equipment	28,162,670	28,877,932
Other	993,803	1,079,502

	65,879,741	66,342,604
Less - accumulated depreciation, depletion, amortization
and provision for impairment	(34,379,703)	(33,586,034)

Net property, plant and equipment	31,500,038	32,756,570
Other long-term assets, net	162,298	875,467

Total assets	$33,875,347	$37,054,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$3,062,603	$1,246,492
Notes payable - officers and directors	340,000	420,000
Notes payable - trade	—	319,873
Accounts payable	2,294,414	2,904,188
Accrued liabilities	2,652,312	1,675,543

Total current liabilities	8,349,329	6,566,096
Long-term debt	13,148,113	13,919,968

Total liabilities	21,497,442	20,486,064

Minority Interest Liability	305,956	305,956
Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares
authorized, 198,258,348 and 181,602,484 shares issued and
outstanding at June 30 , 2002 and December 31, 2001, respectively	15,860,668	14,528,199
Additional paid-in capital	158,396,358	158,352,018
Common stock issued as collateral, held in escrow	—	(141,700)
Accumulated deficit	(162,185,077)	(156,476,297)

Total stockholders’ equity	12,071,949	16,262,220

Total liabilities and stockholders’ equity	$33,875,347	$37,054,240

The accompanying notes are an integral part of these consolidated financial statements. 2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Six Months Ended June 30 (Unaudited)
	2002	2001

Revenues:
Trading Revenues	$2,494	$4,811,846
Asphalt Revenues	1,665,247	70,540
Refinery Revenues	237,134	2,473,935
Joint Venture Income	189,224	584,712
Other	90,107	88,100

Total revenues	2,184,206	8,029,133

Expenses:

Trading costs	—	4,606,216
Asphalt costs	1,810,307	471,639
Refinery costs	380,518	2,392,308
General and administrative	3,505,944	2,797,284
Depreciation, depletion, and amortization	773,888	940,013
Provision for impairment of plant assets	752,090	—
Interest	670,239	1,516,304

Total expenses	7,892,986	12,723,764

Net loss	(5,708,780)	(4,694,631)
Incremental yield on preferred stock	—	217,391

Net loss applicable to common stockholders	$(5,708,780)	$(4,912,022)

Net loss per share of common stock - basic and diluted	$(0.03)	$(0.03)

Weighted-average number of shares
of common stock outstanding	191,981,831	149,959,603

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30 (Unaudited)
	2002	2001

Revenues:
Trading Revenues	$2,494	$3,480,201
Asphalt Revenues	513,232	62,640
Refinery Revenues	131,134	1,701,400
Joint Venture Income	189,224	479,818
Other	46,871	41,144

Total revenues	882,955	5,765,203

Expenses:

Trading costs	—	3,362,540
Asphalt costs	591,846	413,056
Refinery costs	144,460	1,217,927
General and administrative	1,686,123	1,322,165
Depreciation, depletion and amortization	387,031	478,876
Provision for impairment of plant assets	752,090	—
Interest	423,349	1,357,015

Total expenses	3,984,899	8,151,579

Net loss	(3,101,944)	(2,386,376)
Incremental yield on preferred stock	—	—

Net loss applicable to common stockholders	$(3,101,944)	$(2,386,376)

Net loss per share of common stock - basic and diluted	$(0.02)	$(0.02)

Weighted-average number of shares
of common stock outstanding	197,004,315	156,661,080

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
(Unaudited)

	For the Six Months Ended June 30 (Unaudited)
	2002	2001
Cash flows from operating activities:
Net loss	$(5,708,780)	$(4,912,022)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Depreciation, depletion, amortization, accretion of
discount on debt and provision for impairment of plant assets	1,631,136	2,338,673
Issuance of stock for compensation expense	393,129	—
Changes in assets and liabilities:
Accounts and notes receivable	1,373,559	(2,429,184)
Inventory	13,552	58,583
Prepaid and other	(262,149)	(128,180)
Accounts payable and accrued liabilities	496,507	2,550,175

Net cash provided by (used in) operating activities	(2,063,046)	(2,521,955)

Cash flows from investing activities:
Additions to oil and gas properties	(289,567)	(1,593,652)
Additions to refinery property and equipment	(36,828)	(48,242)
(Increase) Decrease to other long term assets	788,195	(544,893)

Net cash used in investing activities	461,800	(2,186,787)

Cash flows from financing activities:
Net increase in short-term debt	1,865,135	3,363,379
Net decrease in notes payable	(295,956)	(260,400)
Net decrease in notes payable - officers	(80,000)	(200,000)
Net increase in long-term debt	27,838	—
Proceeds from exercise of stock options and warrants	—	3,819
Proceeds from sale of preferred stock	—	2,372,013

Net cash provided by financing activities	1,517,017	5,278,811

Net increase (decrease) in cash and cash equivalents	(84,229)	570,069
Cash and cash equivalents at beginning of period	456,343	684,603

Cash and cash equivalents at end of period	$372,114	$1,254,672

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional paid-in	Common stock Held In	Accumulated
	Shares	Amount	capital	Escrow	deficit	Total

Balance, January 1, 2002	181,602,484	$14,528,199	$158,352,018	$(141,700)	$(156,476,297)	$16,262,221

Conversions of debentures	10,378,788	830,303	(145,303)	—	—	685,000
Issuance of stock for compensation
and services	5,927,328	474,186	(52,307)	—	—	421,879
Issuance of stock in lieu of current
liabilities	1,349,748	107,980	21,533	23,917	—	153,430
Stock previously issued for
collateral on debt – returned to
treasury	(1,000,000)	(80,000)	(37,783)	117,783	—	—
Stock warrants on
convertible debentures	—	—	185,472	—	—	185,472
Stock warrants on
non-convertible debentures	—	—	72,728	—	—	72,728
Net loss for the period	—	—	—	—	(5,708,780)	(5,708,781)

Balance, June 30, 2002	198,258,348	$15,860,668	$158,396,358	$—	$(162,185,077)	$12,071,950

The accompanying notes are an integral part of these consolidated financial statements. 6

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 2002, the results of operations for the three and six month periods ended June 30, 2002 and 2001 and cash flows for the six month period ended June 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K. Results experienced in the three-month and six-month periods are not necessarily indicative of the results for the entire year.

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

2. Segment Information

We have two reportable geographical segments: (1) refining, petroleum product trading, and asphalt products and services and (2) exploration, development, production of oil and natural gas.

In mid-February of 2001, our refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. This processing project was completed and terminated as of July 31, 2001. Also during the first quarter of 2001 we commenced buying and selling petroleum products through our products trading operations. On July 1, 2001, and throughout the first half of 2002 we have been operating our asphalt operations for our own account after having operated within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. Consequently, only the profits we derived from the joint venture during the second quarter of 2001, not the related revenues and expenses, were reflected on our financial statements for this period. The joint venture was terminated as of June 30, 2001.

We have had no oil and gas production operations since the first quarter of 1997 when we sold our South American wholly owned oil and gas subsidiaries. Since this sale, our oil and gas activities have included, but were not limited to, geological and geophysical acquisition, reprocessing and/or analysis of data, acquisition of additional licenses or projects, drilling, and marketing analysis and negotiation. We have yet to implement oil and/or gas production operations in Kazakhstan.

For the three months ending June 30, 2002, the asphalt operations had revenues of $513,000 and costs of $557,000. Our refining operations had revenues of $131,000 and costs and operating expenses of $180,000. The petroleum product trading operations had revenues of $2,000 with no related costs for the three months ended June 30, 2002. The refinery property and equipment had an impairment of $752,000. Interest income and other corporate revenues totaled $47,000 with general corporate expense, interest expense and depreciation being $1,686,000, $423,000, and $387,000, respectively. Our identifiable assets at June 30, 2002 totaled $19,456,000 operating assets in the United States, $13,478,000 for Kazakhstan, and $941,000 of corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the Three Months Ended June 30, 2002 as Compared to the Three Months Ended June 30, 2001

Trading Operations:

The product trading and marketing operations includes purchase and sales of various petroleum products that were previously derived from a processing agreement with Sargeant Bulktainers, Inc. The processing agreement with Sargeant was terminated as of July 31, 2001 and the refinery has not processed any crude oil since that time. Consequently the only sales during the second quarter of 2002 were for residual inventory of $2,000, compared to product revenues of approximately $3,480,000 with costs of products approximating $3,363,000 during the second quarter of 2001.

Asphalt Operations:

During the second quarter of 2002, we recognized $513,000 of revenue from the asphalt operations with related costs of $592,000. These revenues were generated through the sale of asphalt products and to a lesser degree, asphalt related service fees. There were no asphalt revenues for the second quarter of 2001 because we reported income under the equity method of accounting as discussed above. There were $63,000 of other asphalt related services in the first quarter of 2001.

Actual asphalt sales volumes decreased 83%, from approximately 19,346 tons in the second quarter of 2001 during the joint venture to 3,252 for the current quarter of 2002. The decline in sales volume was attributable to reduced asphalt supply availability and our occasional shortage of available capital to purchase adequate quantities of asphalt feedstock. During the first half of 2002, there has been a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. In May 2002, we like most other asphalt suppliers, were unable to purchase the quantities and/or qualities of asphalt crude oils and/or asphalt blendstock necessary to satisfy 100% of our contract backlog. On May 23, 2002, we issued force majeure notices to our asphalt customers informing them of this fact and notifying them that due to the unavailability of wholesale asphalt and/or asphalt feedstocks, which is beyond our reasonable control, we were forced to suspend all shipments until further notice. However, as discussed below, we expect this will be a short-term situation and we anticipate resuming asphalt deliveries in the third quarter of this year. At the end of June 2002, there was a backlog of asphalt sales orders of approximately 26,000 tons valued at approximately $3.8 million.

Our St. Marks, Florida facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the Florida markets, and the additional cost to transport products to St. Marks from Lake Charles. Our plan to re-open and supply St Marks with asphalt to be stored and sold into the Florida market has been delayed, primarily due to an ongoing investigation of the St. Marks facility by the State of Florida Department of Environmental Protection for possible site contamination that we believe occurred prior to our purchase of the facility. At this time, we do not believe any material liability will result from the investigation and, consequently, have made no provision for it in our financial statements.

Refinery Operations:

During the second quarter of 2002, our refining business has not been operational. Recorded revenues were primarily from storage fees of approximately $131,000, compared to $1,701,000 of revenues from refinery operations during the second quarter of 2001. Processing fees derived from processing feedstocks for Sargeant commenced in February of 2001 and terminated on July 31, 2001. Our Lake Charles, Louisiana refinery was idle during the second quarter of this year but has been maintained in a state of readiness. We incurred approximately $144,000 of operating costs during the current quarter compared to approximately $1,218,000 for the same period last year.

Other Revenues:

Other revenues remained approximately the same for the second quarter of 2002 as compared to the second quarter of 2001. We recognized approximately $38,000 of sublease income in the second quarters of both 2001 and 2002.

General and Administrative:

General and administrative expenses, (“G&A”) increased approximately $364,000 during the current quarter compared to the same period of 2001. Financing costs included in G&A during the second quarter of 2002 decreased approximately $47,000 primarily due to the prepaid bond costs on convertible debt issued in the Second Quarter of 2001 were fully amortized in the First Quarter of 2002. Payroll and employee related costs increased approximately $294,000, principally related to the hiring and related payroll expense of our new President in September, 2001 and from incentive payment to certain employees, which payments were made in shares of our common stock. Certain other expenses fluctuated during the current quarter of 2002 compared to the same period in 2001 as follows: public relations and trading costs, and corporate and property taxes decreased approximately $94,000 and $46,000 respectively; and professional fees and insurance costs increased approximately $143,000 and $22,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization expense decreased approximately $92,000 during the current period compared to the same period last year primarily due to the impairment of plant assets at December 31, 2001 which reduced our depreciable base for the second quarter of 2002.

Provision for Impairment of Plant Assets:

Because of the uncertainties created by the investigation of the Florida Department of Environmental Protection regarding our ability to reopen our St. Marks, Florida facility, we have decided to record an approximate 50% impairment in the carrying value of St. Marks of approximately $752,000. However, we believe that, even if we are unable to utilize a portion or all of our existing location at St. Marks, the remaining equipment, principally the asphalt tanks, truck racks and a portion of the dock, could be usable to initiate asphalt operations elsewhere, which could provide sufficient undiscounted future cash flows to fully recover the remaining carrying costs.

Interest Expense:

Interest expense decreased approximately $934,000 during the current quarter compared to the same quarter in 2001. Outstanding interest-bearing debt instruments totaled $16,551,000 at June 30, 2002 compared to $14,523,000 at June 30, 2001 accounted for approximately $34,000 of an increase in interest expense during the current quarter compared to the same quarter last year. Non-cash charges of approximately $59,000 were recorded during the second quarter of 2002 for financing costs related to our outstanding convertible debentures compared to $1,141,000 of non-cash charges for convertible debentures and Preferred stock sales recorded in 2001, a decrease of $1,082,000.

For the Six Months Ended June 30, 2002 as compared to the Six Months Ended June 30, 2001

Trading Operations:

The product trading and marketing operations includes purchase and sales of various petroleum products. Sales during the first half of 2002 were for residual inventory of $2,000, compared to product revenues of approximately $4,812,000 with costs of products approximating $4,606,000 during the first half of 2001.

Asphalt Operations:

We operated our asphalt business for our own account beginning in July 1, 2001. Prior to this time our asphalt operations were included in a joint venture reported under the Equity Method of Accounting. During the first six months of 2002, we recognized $1,665,000 of revenue from the asphalt operations with related costs of $1,810,000. These revenues were generated through the sale of asphalt products and to a lesser degree, asphalt related service fees. There were no asphalt revenues for the first six months of 2001 due to our reporting income under the Equity Method. There were $71,000 of other asphalt related services in the first six months of 2001, with related operating costs of $472,000.

Actual asphalt sales volumes decreased 64%, from approximately 26,701 tons in the first six months of 2001 during the joint venture to 9,504 for the first six months of 2002. The decline in sales volume was attributable to reduced asphalt supply availability and our occasional shortage of available capital to purchase adequate quantities of asphalt feedstock. During the first half of 2002, there has been a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. In May 2002, we like most other asphalt suppliers, were unable to purchase the quantities and/or qualities of asphalt crude oils and/or asphalt blendstock necessary to satisfy 100% of our contract backlog. On May 23, 2002, we provided force majeure notices to our asphalt customers informing them of this fact and notifying them that due to the unavailability of wholesale asphalt and/or asphalt feedstocks, which is beyond our reasonable control, we were forced to suspend all shipments until further notice. However, as discussed below, we expect this will be a short-term situation and we anticipate resuming asphalt deliveries in the third quarter of this year. At the end of June 2002, there was a backlog of asphalt sales orders of approximately 26,000 tons valued at approximately $3.8 million.

Our St. Marks, Florida facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the Florida markets, and the additional cost to transport products to St. Marks from Lake Charles. As mentioned above, our plan to re-open and supply St Marks with asphalt to be stored and sold into the Florida market has been delayed. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for possible site contamination that we believe occurred prior to our purchase of the facility. We do not believe any material liability will result from the investigation and, consequently, have made no provision for it in our financial statements.

Refinery Operations:

During the first six months of 2002, our refining operation has not been operational. Recorded revenues of approximately $237,000 were primarily from storage fees, compared to $2,474,000 of revenues from refinery operations during the first six months of 2001. Processing fees derived from processing feedstocks for Sargeant commenced in February of 2001 and terminated on July 31, 2001. Our Lake Charles, Louisiana refinery was idle during the first six months of this year but has been maintained in a state of readiness. We incurred approximately $381,000 of operating costs during the first six months of 2002 compared to approximately $2,392,000 for the same period last year.

Other Revenues:

Other revenues remained approximately the same for the first six months of 2002 as compared to the first six months of 2001. We recognized approximately $76,000 of sublease income in the first six months of both 2001 and 2002.

General and Administrative:

General and administrative expenses, (“G&A”) increased approximately $709,000 during the first six months of 2002 compared to the same period of 2001. Financing costs included in G&A during the first half of 2002 increased approximately $74,000 primarily due to the prepaid bond costs on convertible debt issued in December 2001 and June 2002. Payroll and employee related costs increased approximately $621,000, principally related to the hiring and related payroll expenses of our new President in September 2001 and from incentive payments to certain employees to remain with us while the refining and asphalt operations remain idle, which payments were made in shares of our common stock. Certain other expenses fluctuated during the first six months of 2002 compared to the same period in 2001 as follows: public relations and trading costs, and corporate and property taxes decreased approximately $60,000 and $88,000 respectively; and professional fees and insurance costs increased approximately $121,000 and $26,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization expense decreased approximately $166,000 during the current period compared to the same period last year primarily due to the impairment of plant assets at December 31, 2001 which reduced our depreciable base for the first half of 2002.

Provision for Impairment of Plant Assets:

Because of the uncertainties created by the investigation of the Florida Department of Environmental Protection regarding our ability to reopen our St. Marks, Florida facility, we have decided to record an approximate 50% impairment in the carrying value of St. Marks of approximately $752,000. However, we believe that, even if we are unable to utilize a portion or all of our existing location at St. Marks, the remaining equipment, principally the asphalt tanks, truck racks and a portion of the dock, could be usable to initiate asphalt operations elsewhere, which could provide sufficient undiscounted future cash flows to fully recover the remaining carrying costs.

Interest Expense:

Interest expense decreased approximately $846,000 during the first six months of 2002 compared to the first six months of 2001. Outstanding interest- bearing debt instruments totaled $16,501,000 at June 30, 2002 compared to $14,523,000 at June 30, 2001 accounted for approximately $72,000 of an increase in interest expense during the first six months of 2002 compared to the first six months of last year. During the first six months of 2001, we restructured $5,787,500 of bridge notes and executed a $3,340,000 convertible debenture incurring a total $1,031,000 of non-cash imputed interest. Non-cash charges of approximately $105,000 were recorded during the first six months of 2002 for financing costs related to our outstanding convertible debentures compared to $1,248,000 of non-cash charges for convertible debentures and preferred stock sales recorded in 2001, a decrease of $1,143,000.

Liquidity and Capital Resources

During the six months ended June 30, 2002, we used a net amount of approximately $2,063,000 for operations, which reflects approximately $2,024,000 of non-cash provisions. Approximately $1,387,000 was provided by decreases in accounts receivable and asphalt blendstock inventories, $262,000 was used to increase prepayments and $497,000 was provided from an increase in accounts payable and accrued liabilities. Additional uses of cash during the period included additions to oil and gas properties and refinery property and equipment of $297,000. Cash for operations was provided by a decrease in other long-term assets of $759,000 and by proceeds from the increase in short-term and long-term debt of approximately $1,893,000. Cash was offset by cash used to decrease notes payable and notes payable-officers by approximately $376,000.

In an effort to minimize our exposure to the potential future risks of receiving full payment of the debenture from Mercantile International Petroleum, Inc. for partial payment from the sale of our South American assets in 1997, during the first quarter of this year, we agreed to reduce the principal and interest balances due on the debenture of approximately $2.6 million to $1.5 million if Mercantile would pay us $1.2 million before March 15, 2002 and $300,000 on or before December 31, 2003. Mercantile agreed and paid the first two installments of $1.2 million in the first quarter this year. In the event the third payment is not made on or before the respective due date, the required payment will double. Interest accrues monthly on the $300,000 final payment at an 11.5% annual rate and is to be paid to us in cash each month beginning March 15, 2002. Mercantile has made timely payments of interest due since this date.

We continue to have discussions with potential partners regarding a sale and/or farm out of some of our 100% working interest in License 1551 Shagyrly gas field in Kazakhstan. Any proceeds that may be derived from the possible sale or farm-out of a portion of our oil and gas concessions in Kazakhstan will be utilized to repay debt, fund the development of our License 1551 gas field, the minimum work program at our License 953, and for general corporate uses.

In August 2000, our American International Petroleum Kazakhstan subsidiary sold an aggregate of $450,000 principal amount of its 12% promissory notes, payable upon demand, to certain of our officers and directors and to an individual investor. We used these proceeds to initiate the preliminary reentry work at our Begesh oil well in License 953 in Kazakhstan, which reentry was completed in the first quarter of 2001 and resulted in no economically recoverable oil. As of June 30, 2002, we had an aggregate outstanding principal balance remaining on these notes of $100,000. We received formal approval of our request for an extension of the exploration contract at 953 from the Kazakhstan Government for an additional year through November 2002, however, at this time, we plan to apply for a three year extension of the License which would be directed at evaluating the gas potential in the eastern portion of the License near Shagyrly Shomyshty. However, we have no assurance that this request will be granted. If it is not, License 953 will lapse.

We have decided to delay the initial phase of development drilling at Shagyrly Shomyshty, estimated to cost approximately $3.8 million, until a gas sales contract is obtained to sell the related natural gas production. We continue to have discussions with potential purchasers and marketers regarding the purchase of our gas, however, political and organizational changes within Kazakhstan and Russia have resulted in substantial delays and uncertainty relative to our ability to consummate such a contract. We cannot assure that a gas contract will be signed or that we will be successful with the initial phase of the drilling program, both of which are prerequisites to the initiation of full field development of Shagyrly Shomyshty. We have had discussions with various potential partners, financing entities, suppliers and export credit agencies regarding their participation in the development of this project. The majority of the development financing for License 1551 is expected to be derived from project finance.

In March 2002, we sold an aggregate of $240,000 of 14% notes to our Chairman and Chief Executive Officer George Faris, which were all outstanding at August 1, 2002 and are payable upon demand. We believe the terms of the loans were as favorable to us as we could have obtained from an unaffiliated party. The proceeds were used primarily to service our asphalt contract backlog.

In order to provide additional working capital to supplement the cash flow derived from our asphalt operations, on December 19, 2001, we sold a one-year, $1.25 million principal amount, 14% note to Global Capital Funding Group, L.P., secured by a mortgage on our St. Marks, Florida refinery. Interest is payable quarterly in cash or, at our option, in shares of our common stock. We expect to repay this note from the proceeds we derive from the agreements discussed below. However, we may be required to refinance this debt if we are unable to repay it timely, but there is no assurance we will be successful in doing so. In addition, in January 2002, we reached an agreement with Global to extend the outstanding aggregate principal balance of all our outstanding convertible debentures to Global, totaling $8.6 million, due in full in April 2002, to February 1, 2007. This agreement enabled us to approach sources of capital to fund our operations without the immediate burden of having to repay these debentures in the near future.

We have been in discussions with various financial entities regarding a line of credit to support our refining and asphalt businesses. We obtained a $1.8 million credit facility that will primarily be utilized to support our asphalt operations. This facility is collateralized by and limited to the aggregate value of the accounts receivable and inventory of our asphalt subsidiary, American International Asphalt, Inc. However, this credit facility alone is not sufficient to support both our asphalt operations and our corporate cash requirements.

On June 18, 2002, we sold a $1.9 million nine-month term 12% secured note due March 18, 2003 to Global Strategic Investment Fund Limited. Interest is payable at maturity in cash or, at our option, in shares of our common stock. It is secured by our asphalt barge, all of the shares of American International Refinery, Inc., and St. Marks Refinery, Inc., and 85% of the shares of American International Petroleum Kazakhstan. This collateral was also provided to secure all other outstanding obligations we have to GCA or any of GCA’s affiliates. The net proceeds of approximately $1.8 million is being utilized to pay some short-term obligations and to support our working capital needs.

Through June 30, 2002, all of our executives and certain management personnel have deferred up to six payrolls each, providing an aggregate of $344,000 in additional cash flow to support our operations. These amounts are expected to be paid over time as cash flows permit.

In July 2000, we entered into an annually renewable one-year joint venture with Sargeant to service our then-existing asphalt supply obligations and expand our asphalt business. The joint venture agreement provided for Sargeant to supply and finance the feedstocks required and Sargeant reimbursed us for the majority of our direct operating costs. Each party generally received 50% of the profits generated from the joint venture’s asphalt operations. The joint venture purchased asphaltic by-products produced from the processing agreement, mentioned above, and also purchased wholesale asphalt from third parties to utilize as feedstock for blending and polymer enhancement. It sold primarily higher-margin polymerized asphalt products, which asphalts approximated 61% of its asphalt sales. We had various discussions with Sargeant in an attempt to negotiate an extension of the joint venture under more favorable terms. However, the parties could not agree on new terms and mutually agreed not to renew the joint venture beyond its original term of June 30, 2001. In addition, they also agreed that, except for approximately 3,600 tons, all deliveries of asphalt from the asphalt backlog existing on June 30, 2001 of 69,000 tons would be our responsibility to service and that we would bear the entire risk of profit and loss on these contracts. There were some areas of disagreement with Sargeant related to the winding up of the joint venture and, consequently, the final accounting was delayed until July 2002, when these issues were resolved and the joint venture was finally wound up. During the term of the joint venture, it sold approximately $8 million worth of asphalt and made a profit of approximately $1.2 million.

We have operated our asphalt business on our own since June 30, 2001 and will continue to do so in the foreseeable future. However, this requires us to bear the entire risk of the resultant profit or loss and to purchase and self-finance our feedstock supplies, which may result in higher cost of goods sold than we experienced in the Sargeant joint venture.

During the first half of 2002, there has been a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. In May 2002, we like most other asphalt suppliers, were unable to purchase the quantities and/or qualities of asphalt crude oils and/or asphalt blendstock necessary to satisfy 100% of our contract backlog. On May 23, 2002, we provided force majeure notices to our asphalt customers informing them of this fact and notifying them that due to the unavailability of wholesale asphalt and/or asphalt feedstocks, which is beyond our reasonable control, we were forced to suspend all shipments until further notice. We are unable at this time to quantify the liability, if any, which may occur in connection with this action. We expect this situation to be a short-term occurrence and anticipate resuming our asphalt deliveries during the third quarter this year. However, there can be no assurance this will occur.

We have maintained our Lake Charles refinery in a state of readiness since the termination of the Sargeant processing agreement at the end of July last year because we have been having discussions with a number of companies regarding the full utilization of the processing and asphalt facilities. However, in order to conserve cash, we have reduced our refining staff to a minimum pending a new processing agreement or the attainment of sufficient financing to support our own refining operations. However, as discussed below, we expect to implement processing in September this year.

Our business is subject to environmental risks. Extensive national and/or local environmental laws and regulations in both the United States and Kazakhstan affect nearly all of our operations. These laws and regulations set various standards regulating certain aspects of health and environmental quality, provide for penalties and other liabilities for the violation of such standards and establish in certain circumstances obligations to remediate current and former facilities and off-site locations. We may incur substantial financial obligations in connection with environmental compliance.

We are occasionally subject to non-recurring environmental costs. The annual cost incurred in connection with these assessments varies from year to year, depending upon our activities in that year. The costs of such environmental impact assessments were not material in 2001, but may be in the future. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks, Florida facility for possible site contamination that we believe occurred prior to our purchase of the facility. At this time, we do not believe any material liability will result from the investigation and, consequently, have made no provision for same in our financial statements. However, there can be no assurance material liability will not result and the investigation may restrict our ability to reopen the facility during 2002 or thereafter. St. Marks recently reached an agreement with the DEP regarding the disposition of petroleum product tankage at the facility.

The facility is undergoing the first steps of remediation by the DEP for the clean up of petroleum contamination at the site. We have been presented with documentation recently made available by the DEP that the site contains levels of dioxin contamination heretofore unknown by either the DEP or us. We have relinquished our rights to storage tanks and equipment in the area identified by the DEP as containing dioxin above regulatory levels. This decision will allow the DEP to continue remediation activities unimpeded.

We have maintained our commitment to act in good faith to assist the DEP in the clean up of the site. We have no knowledge of activities at the facility that could have caused dioxin contamination, and believe that such conditions predated St. Marks’ acquisition of the facility in late 1992. St. Marks received a specific waiver of liability from the DEP for preexisting conditions prior to its acquisition, and is currently seeking confirmation of the validity of that waiver in Wakullah Count, Florida circuit court.

Although we believe it is unlikely, there is a possibility that the Courts could rule that this waiver is invalid, in which case St. Marks could be jointly and severally liable for all cleanup costs at the site and for any damages incurred by individuals exposed to the contaminants there. We are insured for such occurrences, however, our policies are limited as to the amounts of certain coverages and may be insufficient to fully reimburse our losses. If the difference is material, we may be forced to discontinue operations and/or seek court protection.

We are awaiting notification from the DEP as to when thorough contamination testing of the asphalt distribution area will commence. A final determination regarding the status for asphalt distribution activities at the facility shall be made upon receipt of DEP documentation by St. Marks of the test results of that area.

We continue to work with the DEP in order to maintain the portion of the facility to be utilized for asphalt distribution. The storage tankage associated with the asphalt distribution area is exempt from state regulation, and is in compliance with applicable United States Coast Guard regulations. However, the presence of dioxins on the facility, regardless of the source and liability, is likely to prevent our ability to utilize the site for our future asphalt operations in Florida. Consequently, unless we can locate a site on the facility property that is free of dioxins and the DEP authorizes our use of such a site, we will be forced to locate another site for our asphalt distribution in Florida and the neighboring states. This could result in substantial capital requirements that we may not be able to provide and, consequently, we may not be able to conduct our business there as originally planned. We are not currently aware of any other anticipated nonrecurring environmental costs. However, because of the uncertainties created by the DEP actions discussed below, management had discussions with our auditors and audit committee members regarding the possible need to impair some or all of the recorded costs at St. Marks. After due consideration, we decided to record an impairment of $752,000, which represents approximately 50% of the recorded cost of St. Marks.

We recently signed a six-month term agreement with an independent refiner whereby, beginning around September 1, 2002, we will process a minimum of 1.8 million barrels of light Louisiana sweet crude oil through the atmospheric distillation unit at our Lake Charles, Louisiana refinery for a throughput fee. The agreement requires the refiner to make a $350,000 cash deposit of prepaid processing fees, which will be amortized on a pro rata basis during approximately the first three months of the agreement. In addition, they will issue on our behalf a $2 million irrevocable Standby Letter of Credit to guarantee payment of the processing fees. We also gave the refiner a one-year Right of First Refusal to purchase our Lakes Charles, Louisiana refinery. The refiner plans to retain approximately 40% of the resultant processed products. We plan to purchase and market the remainder to various third party purchasers, which are plentiful in the Lake Charles area. We have signed a related Sales and Purchase Agreement to govern these purchases and sales, the term of which runs concurrently with the processing agreement.

The aggregate cash flows we expect to derive from these transactions are anticipated to provide a significant portion of all of our operative cash flow needs during the next six months. Thereafter, we expect to renew the processing agreement for a longer term, replace it with another agreement, or increase our processing capabilities at the Lake Charles facility to allow us to simultaneously process through both the atmospheric unit and the vacuum distillation unit for our own account or for third parties. We have been approached by companies who have expressed a desire to process through our refinery and provide capital for the facility expansion necessary to enable this dual processing structure.

We have been having discussions with sources of financing to support our asphalt business. Although there can be no certainty, we do believe we are close to consummating agreements to provide us with funds and guarantees necessary to implement asphalt operations. We plan to derive the remainder of our cash flow requirements from our asphalt operations, which we expect to resume in third quarter this year, if we can secure adequate financing and adequate supplies of asphalt feedstock. If not, we will need to curtail our operations to a level that can be supported only by the processing operations discussed above.

Market Risk

We are exposed to various types of market risk in the normal course of business, including the impact of interest rate changes and foreign currency exchange rate fluctuations. We do not employ risk management strategies, such as derivatives or various interest rate and currency swaps, to mitigate these risks.

Foreign Exchange Risk

We are subject to risk from changes in foreign exchange rates for our international operations, which use a foreign currency as their functional currency and are translated to U.S. dollars. We have not experienced any significant gains or losses from such events.

Interest Rate Risk

We are exposed to interest rate risk from our various financing activities. The following table provides information, by maturity date, about our interest rate sensitive financial instruments, which are fixed rate debt obligations. The fair value of financial instruments closely approximates the carrying values of the instruments.

	2002	2003	2004	2007	Total Recorded Amount	Fair Value
Debt:
Carrying Value	$1,234,375	$1,799,797	$5,361,138	$7,766,112	$16,161,422	$16,161,422
Effective Interest Rate	16.5%	15.8%	13.0%	19.7%

A 10% increase in interest rates would decrease our cash flow by approximately $271,491 and would decrease the fair value of our debt instruments.

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

In October 2001, the FASB also approved SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 replaces SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, Reporting Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, for the Disposal of a Segment of a Business, for the disposal of segments of a business. Statement 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. Statement 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. Adoption of Statement 144 had no material impact on our Company.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 29, 1992, prior to the August 10, 1992 acquisition of the St. Marks, Florida facility by St. Marks Refinery, Inc., or SMR, the Florida Department of Environmental Protection and Seminole Refining Corporation, a prior owner of the facility, entered into Consent Order Addendum No. 2. Through the Consent Order, Seminole acknowledged its continuing liability for the assessment and cleanup of the St. Marks facility. As it pertained to St. Marks, the Consent Order defined SMR as the “Buyer” of the facility, and provided that in consideration of the acknowledgement of the continuing liability of Seminole for the site assessment and cleanup of the conveyed Property, the financial guarantees provided for and the representations contained in this Consent Order addendum No. 2, the DEP agreed to waive any claim of liability against SMR for the assessment or cleanup of preexisting conditions of the Property conveyed to SMR by Seminole. Preexisting conditions are those that existed on the property on or before the date of closing.

On June 29, 1992, the DEP and Seminole entered a Settlement Agreement and Stipulation for Entry of a Consent Judgment, which explicitly adopted the Consent Order. Upon entry of the Consent Order and the Settlement Agreement, SMR purchased the facility from Seminole. On September 16, 1992, a circuit judge entered a Consent Judgment, which adopted the Consent Order as the Final Judgment of the Court.

In 1998, we entered into discussions to purchase the stock of SMR. In October 1998, we met at the facility with representatives of the DEP who were most familiar with the facility history and that had negotiated the terms of the Consent Order on behalf of the DEP. The purpose of the meeting was to inspect the facility and identify and differentiate areas of contamination that were attributable to SMR from areas that were preexisting and thus remained attributable to Seminole. Upon completion of the site inspection, our counsel wrote to counsel for the DEP to memorialize the agreement as to preexisting conditions. The letter provided that with the exception of three specified areas, “all existing contamination at the facility is attributable to SRC [Seminole].” The letter advised the DEP that the purpose of the inspection and inquiry into the scope of preexisting contamination was to allow us “to understand the full extent of the liability that we would have as the sole shareholder of SMR for the assessment and remediation of any contamination at the facility.” On November 23, 1998, prior to the closing of the stock purchase agreement, the DEP provided a written response to the October 26, 1998 letter which stated that “we are in general agreement with your letter with the following caveats:…" which was followed by four specific items, none of which served to diminish the effect of the Consent Order. On November 23, 1998, we acquired the stock of SMR.

On October 10, 2001, counsel for the DEP advised us that Seminole’s failure to cleanup the facility constituted a failure of consideration for the Consent Order and rendered invalid any waiver of liability, whether derived from Consent Order, Consent Judgment, or written agreement. As such, the DEP advised us that SMR was jointly and severally liable, with Seminole, for all conditions and contaminations at the facility.

On March 29, 2002, the DEP, acting on behalf of the Board of Trustees of the Internal Improvement Trust Fund, entered an order denying the renewal of SMR’s submerged land lease at the St. Marks facility. The lease allows SMR to operate and maintain the loading dock on state-owned river bottom. The denial, if ultimately upheld, would eliminate the ability of SMR to bring asphalt into the facility by barge, unless arrangements could be made to have river access through a different riverfront location. On April 24, 2002, SMR filed a Petition for Formal Administrative Hearing that challenged the denial. A hearing was set for September 23-27, but at the request of the parties, the hearing has been postponed until other issues have been resolved. These, and other ongoing environmental factors have brought into question if, and when, we will be able to utilize the facility for our asphalt business.

In order to establish our rights, we filed a Complaint for Declaratory Judgment on May 3, 2002 in the Circuit Court for Wakulla County, Florida. On May 24, 2002, the DEP filed a Motion to Dismiss, arguing that the Consent Order was entered between the DEP and Seminole, and that as a nonparty to the Consent Order, SMR had failed to state a cause of action. On June 4, 2002, we filed a response and memorandum citing Florida case law that a third party beneficiary has standing to bring an action to enforce its rights in a contract, even though the third party beneficiary is not in privity with the parties to the contract. On July 24, 2002, the DEP’s Motion to Dismiss was denied by the Court. We are now awaiting a decision on our Complaint for Declaratory Judgment from the Court.

Item 2. Change in Securities

On June 18, 2002, we sold a $1.9 million principal amount of 12% secured bridge notes due March 18, 2003 to GCA Strategic Investment Fund Limited, an accredited investor, for a purchase price of $1.9 million and a five-year warrant to purchase 3.6 million shares of our common stock at an exercise price of $0.04 per share. In connection with the sale, we paid a commission of $85,000 and $40,000 to Colony Park Financial, LLC and Global Capital Advisors, LLC, respectively. We also issued a warrant to Colony Park to purchase 1,050,000 shares of our common stock at an exercise price of $0.04 per share. The issuance and sale of the Notes and warrants is exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506 of Regulation D.

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

Dated: August 19, 2002

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By /s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

FORM ON SECTION 906 CERTIFICATION

     I, J. E. Knight, Acting Chief Executive Officer of American International Petroleum Corporation, certify, pursuant to 18 U.S.C. § 1350, as enacted by § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Periodic Report”) which this statement accompanies fully complies with the requirements of Section 13(a[15(d)] of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of American International Petroleum Corporation.

Dated: August 19, 2002

/s/ J. E. Knight —————————————— J. E. Knight Acting Chief Executive Officer

FORM ON SECTION 906 CERTIFICATION

     I, Denis J. Fitzpatrick, Chief Financial Officer of American International Petroleum Corporation, certify, pursuant to 18 U.S.C. § 1350, as enacted by § 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 (the “Periodic Report”) which this statement accompanies fully complies with the requirements of Section 13(a[15(d)] of the Securities Exchange Act of 1934; and

     (2) information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of American International Petroleum Corporation.

Dated: August 19, 2002

/s/ Denis J. Fitzpatrick —————————————— Denis J. Fitzpatrick Chief Financial Officer

20