Form 10-Q
period 2002-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2002-11-19
CIK 799119

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20449

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

Commission File number No. 0-14905

AMERICAN INTERNATIONAL PETROLEUM CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	13-3130236
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

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

Yes |X|      No |_|

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of June 27, 2002 is 199,358,348 shares.

Part 1. Financial Information Item 1. Financial Statements

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2002 (Unaudited)	December 31, 2001

Assets
Current assets:
Cash and cash equivalents	$6,551	$456,343
Accounts and notes receivable, net	769,018	2,097,126
Inventory	186,259	199,811

Prepaid expenses	801,027	668,923

Total current assets	1,762,855	3,422,203

Property, plant and equipment:
Unevaluated oil and gas properties	13,687,009	13,168,200
Evaluated oil and gas properties	23,216,970	23,216,970
Refinery property and equipment	28,162,670	28,877,932
Other	1,039,699	1,079,502

	66,106,348	66,342,604
Less - accumulated depreciation, depletion,
and amortization	(34,765,123)	(33,586,034)

Net property, plant and equipment	31,341,225	32,756,570

Other long-term assets, net	103,922	875,467

Total assets	$33,208,002	$37,054,240

Liabilities and Stockholders’ Equity
Current liabilities:
Short-term debentures	$3,522,917	$1,246,492
Notes payable — officers and directors	100,000	420,000
Notes payable — trade	—	319,873
Accounts payable	2,623,031	2,904,188
Accrued liabilities	3,113,181	1,675,543

Total current liabilities	9,359,129	6,566,096
Long-term debt	12,923,191	13,919,968

Total liabilities	22,282,320	20,486,064

Minority Interest Liability	305,956	305,956
Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares
authorized, 213,785,006 and 181,602,484 shares issued
outstanding at September 30, 2002 and December 31, 2001,
respectively	17,102,801	14,528,199
Additional paid-in capital, common stock	157,787,231	158,352,018
Common stock issued as collateral, held in escrow	—	(141,700)
Accumulated deficit	(164,270,306)	(156,476,297)

Total stockholders’ equity	10,619,726	16,262,220

Total liabilities and stockholders’ equity	$33,208,002	$37,054,240

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, (Unaudited)

	2002	2001

Revenues:
Trading Revenues	$8,229	$9,336,588
Asphalt Revenues	1,702,894	3,589,757
Refinery Revenues	285,334	2,808,636
Joint Venture Income	189,224	515,811
Other	387,016	127,946

Total revenues	2,572,697	16,378,738

Expenses:

Trading costs	—	9,083,716
Asphalt costs	2,001,312	3,222,808
Refinery costs	590,447	3,027,749
General and administrative	4,900,379	4,248,435
Depreciation, depletion and amortization	1,151,011	1,452,733
Provison for impairment of plant assets	752,090	—
Interest	971,467	1,797,404

Total expenses	10,366,706	22,832,845

Net loss	(7,794,009)	(6,454,107)
Incremental yield on preferred stock	—	217,391

Net loss applicable to common stockholders	$(7,794,009)	$(6,671,498)

Net loss per share of common stock — basic and diluted	$(0.04)	$(0.04)

Weighted-average number of shares
of common stock outstanding	197,696,145	154,992,658

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, (Unaudited)

	2002	2001

Revenues:
Trading Revenues	$5,735	$4,524,742
Asphalt Revenues	37,647	3,519,217
Refinery Revenues	48,200	334,701
Joint Venture Income	—	—
Other	296,909	39,846

Total revenues	388,491	8,418,506

Expenses:

Trading costs	—	4,477,500
Asphalt costs	191,005	2,832,225
Refinery costs	209,929	623,286
General and administrative	1,394,435	1,451,151
Depreciation, depletion and amortization	377,123	512,720
Interest	301,228	281,100

Total expenses	2,473,720	10,177,982

Net loss	(2,085,229)	(1,759,476)

Net loss applicable to common stockholders	$(2,085,229)	$(1,759,476)

Net loss per share of common stock — basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares
of common stock outstanding	208,938,438	164,894,646

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(7,794,009)	$(6,454,107)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Incremental yield on preferred stock	—	(217,391)
Depreciation, depletion, amortization and accretion of
discount on debt	2,118,195	2,950,528
Forgiveness of debt	(240,000)
Issuance of stock for compensation expense	698,602
Changes in assets and liabilities:
Accounts and notes receivable	1,328,108	(1,401,761)
Inventory	13,552	(428,625)
Prepaid and other	(132,104)	(137,781)
Accounts payable and accrued liabilities	1,299,943	6,089,479

Net cash provided by (used in) operating activities	(2,707,713)	400,342

Cash flows from investing activities:
Additions to oil and gas properties	(481,763)	(2,014,085)
Additions to refinery property and equipment	(36,828)	(113,671)
(Increase) decrease to other long term assets	800,675	(461,925)

Net cash used in investing activities	282,084	(2,589,681)

Cash flows from financing activities:
Net increase in short-term debt	2,351,725	—
Net increase (decrease) in notes payable	(319,873)	(490,600)
Net increase (decrease) in notes payable — officers	(80,000)	(250,000)
Repayments of long-term debt	23,985	—
Proceeds from exercise of stock options and warrants	—	3,819
Proceeds from sale of preferred stock	—	2,372,000

Net cash provided by financing activities	1,975,836	1,635,219

Net increase (decrease) in cash and
cash equivalents	(449,792)	(554,120)
Cash and cash equivalents at beginning of period	456,343	684,603

Cash and cash equivalents at end of period	$6,551	$130,483

The accompanying notes are an integral part of these consolidated financial statements.

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Common Stock Held In Escrow	Accumulated deficit	Total

	Shares	Amount

Balance, January 1, 2002	181,602,484	$14,528,199	$158,352,018	$(141,700)	$156,476,297)	$16,262,220

Conversions of debentures	19,212,709	1,537,017	(602,017)	—	—	935,000
Issuance of stock for compensation and services	10,761,578	860,926	(162,323)	—	—	698,603
Issuance of stock in lieu of current liabilities	3,208,235	256,659	(108,364)	23,917	—	172,212

Options and warrants exercised	—	—	—	—	—	—
Stock previously issued for collateral on debt –
Returned to treasury	(1,000,000)	(80,000)	(37,783)	117,783	—	—

Imputed interest convertiible debentures	—	—	56,373	—	—	56,373
Stock warrants on convertible debentures	—	—	129,099	—	—	129,099
Stock warrants on non-convertible debentures	—	—	160,228	—	—	160,228
Net loss for the period	—	—	—	—	(7,794,009)	(7,794,009)

Balance, September 30, 2002	213,785,006	$17,102,801	$157,787,231	$0	$(164,270,306)	$10,619,726

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month period ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K. Results experienced in the three-month and six-month periods are not necessarily indicative of the results for the entire year.

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

In mid-February of 2001, our refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. This processing project was completed and terminated as of July 31, 2001. Also during the first quarter of 2001 we commenced buying and selling petroleum products through our products trading operations. On July 1, 2001 and throughout the first nine months of 2002 we have been operating our asphalt operations for our own account after having operated within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. Consequently, only the profits we derived from the joint venture during the second quarter of 2001, not the related revenues and expenses, were reflected on our financial statements for this period. The joint venture was terminated as of June 30, 2001.

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

For the nine months ended September 30, 2002 the petroleum product trading operations had revenues of $8,000 with no associated costs. The asphalt products and service operations had revenues of $1,703,000 and related costs of $2,001,000. The refinery operations had revenues of $285,000 with related costs and operating expenses of $590,000. General corporate expense, depreciation, and interest expenses were $4,900,000, $1,151,000 and $971,000, respectively. The refinery property and equipment had an impairment of $752,000. For the three months ending September 30, 2002, the petroleum product trading operations had revenues of $6,000 with no associated costs. The asphalt operations had revenues of $38,000 and related costs of $191,000. The refining operations had revenues of $48,000 and related costs and operating expenses of $210,000. General corporate expense, depreciation, and interest expenses were $1,394,000, $377,000, and $301,000, respectively. Our identifiable assets at September 30, 2002 totaled $19,008,000 operating assets in the United States, $13,699,000 for Kazakhstan, and $501,000 of corporate assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

For the Three Months Ended September 30, 2002 as Compared to the Three Months Ended
September 30, 2001

Trading Operations:

The product trading and marketing operations includes purchase and sales of various petroleum products that were previously derived from a processing agreement with Sargeant Bulktainers, Inc. The processing agreement with Sargeant was terminated as of July 31, 2001 and the refinery has not processed any crude oil since that time. Consequently, the only sales during the third quarter of 2002 were for residual inventory of $6,000, compared to product revenues of approximately $4,525,000 with costs of products approximating $4,478,000 during the third quarter of 2001.

Asphalt Operations:

During the third quarter of 2002, we recognized $38,000 of revenue from the asphalt operations with related costs of $191,000. These revenues were generated through asphalt related service fees. For the third quarter of 2001 asphalt revenues totaled $3,519,000 with related costs of $2,832,000.

The decline in sales volume was attributable to reduced asphalt supply availability and our occasional shortage of available capital to purchase adequate quantities of asphalt feedstock. During the first half of 2002, there was a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. Although the availability of asphalt supply has now improved, and we have identified a company willing to participate with us in our asphalt operations, we have been unable to obtain the necessary working capital to acquire the related blendstocks. At this time, there can be no assurance if or when we will resume our asphalt operations.

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

Refinery Operations:

During the third quarter of 2002, our refining business has not been operational. Recorded revenues were primarily from storage rental fees of approximately $48,000, compared to $335,000 of revenues from refinery operations during the third quarter of 2001. Our Lake Charles, Louisiana refinery was idle during the third quarter of this year but has been maintained in a state of readiness. We incurred approximately $210,000 of operating costs during the current quarter compared to approximately $623,000 for the same period last year.

Other Revenues:

Other revenues increased by approximately $257,000 to $297,000 during the current quarter compared to $40,000 for the same quarter during 2001. We recognized approximately $240,000 as income from the forgiveness of debt during the current quarter.

General and Administrative:

General and administrative expenses, (“G&A”) decreased approximately $57,000 during the current quarter compared to the same period of 2001. Financing costs included in G&A during the third quarter of 2002 decreased approximately $39,000, primarily due to the prepaid bond costs on convertible debt issued in the second quarter of 2001, which were fully amortized in the first quarter of 2002. Payroll and employee related costs increased approximately $107,000, principally related to the hiring and payroll expense of our new President in September 2001 and from incentive payments to certain employees, which payments were made in shares of our common stock. Certain other expenses fluctuated during the current quarter of 2002 compared to the same period in 2001 as follows: corporate and property taxes decreased approximately $40,000 and $10,000, respectively; and professional fees and insurance costs increased approximately $38,000 and $20,000, respectively.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization expense decreased approximately $136,000 during the current period compared to the same period last year primarily due to the impairment of plant assets at December 31, 2001 and at June 30, 2002 which reduced our depreciable base for the third quarter of 2002.

Interest Expense:

Interest expense increased approximately $20,000 during the current quarter compared to the same quarter in 2001. Non-cash charges of approximately $90,000 were recorded during the third quarter of 2002 for financing costs related to our outstanding convertible debentures compared to $100,000 of non-cash charges during the third quarter of 2001.

For the Nine Months Ended September 30, 2002 as compared to the Nine Months Ended
September 30, 2001

Trading Operations:

The product trading and marketing operations includes purchase and sales of various petroleum products. Sales during the first nine months of 2002 were for residual inventory of $8,000, compared to product revenues of approximately $9,337,000 with costs of products approximating $9,084,000 during the first nine months of 2001.

Asphalt Operations:

We operated our asphalt business for our own account beginning in July 1, 2001. Prior to this time our asphalt operations were included in a joint venture reported under the Equity Method of Accounting. During the first nine months of 2002, we recognized $1,703,000 of revenue from the asphalt operations with related costs of $2,001,000 compared to $3,590,000 of revenues and related costs of $3,223,000 for the nine month period ending 2001. These revenues were generated through the sale of asphalt products and to a lesser degree, asphalt related service fees. There were no asphalt revenues for the first six months of 2001 due to our reporting income under the Equity Method.

The decline in sales volume was attributable to reduced asphalt supply availability and our occasional shortage of available capital to purchase adequate quantities of asphalt feedstock. During the first half of 2002, there was a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. Although the availability of asphalt supply has now improved, and we have identified a company willing to participate with us in our asphalt operations, we have been unable to obtain the necessary working capital to acquire the related blendstocks. At this time, there can be no assurance if or when we will resume our asphalt operations.

Our St. Marks, Florida facility has not been in operation since the last quarter of 1998 due to the high cost of asphalt products since early 1999, the higher demand for the higher margin PG-grade polymerized products in the Louisiana and Texas markets, the lack thereof in the Florida markets, and the additional cost to transport products to St. Marks from Lake Charles. As mentioned above, our plan to re-open and supply St. Marks with asphalt to be stored and sold into the Florida market has been delayed. The State of Florida Department of Environmental Protection is in the process of investigating the St. Marks facility for possible site contamination that we believe occurred prior to our purchase of the facility. We do not believe any material liability will result from the investigation and, consequently, have made no provision for it in our financial statements.

Refinery Operations:

During the first nine months of 2002, our refining operation has not been operational. Recorded revenues of approximately $285,000 were primarily from storage fees, compared to $2,809,000 of revenues from refinery operations during the first nine months of 2001. Processing fees derived from processing feedstocks for Sargeant commenced in February of 2001 and terminated on July 31, 2001. Our Lake Charles, Louisiana refinery was idle during the first nine months of this year but has been maintained in a state of readiness. We incurred approximately $590,000 of operating costs during the first nine months of 2002 compared to approximately $3,028,000 for the same period last year.

Other Revenues:

Other revenues increased approximately $259,000 to $387,000 for the nine months ended September 30, 2002 compared to $128,000 for the same period last year. We recognized approximately $240,000 as income from the forgiveness of debt during the current quarter.

General and Administrative:

General and administrative expenses, (“G&A”) increased approximately $652,000 during the first nine months of 2002 compared to the same period of 2001. Financing costs included in G&A during the first nine months of 2002 increased approximately $35,000 primarily due to the prepaid bond costs on convertible debt issued in December 2001 and June 2002. Payroll and employee related costs increased approximately $781,000, principally related to the hiring and payroll expenses of our new President in September 2001 and from incentive payments to certain employees to remain with us while the refining and asphalt operations remain idle, which payments were made in shares of our common stock. Certain other expenses fluctuated during the first nine months of 2002 compared to the same period in 2001 as follows: public relations and trading costs, and corporate and property taxes decreased approximately $73,000 and $138,000, respectively; professional fees and insurance costs increased approximately $155,000 and $46,000, respectively and contract labor costs decreased by $105,000.

Depreciation, Depletion and Amortization:

Depreciation, depletion and amortization expense decreased approximately $302,000 during the current period compared to the same period last year primarily due to the impairment of plant assets at December 31, 2001 and June 30, 2002, which reduced our depreciable base for the first half of 2002.

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

Interest Expense:

Interest expense decreased approximately $826,000 for the nine month period ending September 30, 2002 compared to the same period in 2001. During the first nine months of 2001, we restructured $5,787,500 of bridge notes and executed a $3,340,000 convertible debenture incurring a total $1,031,000 of non-cash imputed interest. Non-cash charges of approximately $195,000 were recorded during the first nine months of 2002 for financing costs related to our outstanding convertible debentures compared to $1,505,000 of non-cash charges for convertible debentures and preferred stock sales recorded in 2001, a decrease of $1,310,000.

Liquidity and Capital Resources

During the nine months ended September 30, 2002, we used a net amount of approximately $2,780,000 for operations, which reflects approximately $2,577,000 of non-cash provisions. Approximately $1,342,000 was provided by decreases in accounts receivable and asphalt blendstock inventories, $132,000 was used to increase prepayments and $1,300,000 was provided from an increase in accounts payable and accrued liabilities. Additional uses of cash during the period included additions to oil and gas properties and refinery property and equipment of $519,000. Cash for operations was provided by a decrease in other long-term assets of $801,000 and by proceeds from the increase in short-term and long-term debt of approximately $2,376,000. Cash was offset by cash used to decrease notes payable and notes payable-officers by approximately $400,000.

In an effort to minimize our exposure to the potential future risks of receiving full payment of the debenture from Mercantile International Petroleum, Inc. issued to us by Mercantile as partial payment for their purchase of our South American assets in 1997, during the first quarter of this year, we agreed to reduce the principal and interest balances due on the debenture of approximately $2.6 million to $1.5 million if Mercantile would pay us $1.2 million before March 15, 2002 and $300,000 on or before December 31, 2003. Mercantile agreed and paid the first two installments of $1.2 million in the first quarter this year. In the event the third payment is not made on or before its due date, the required payment will double. Interest accrues monthly on the $300,000 final payment at an 11.5% annual rate and is paid to us in cash each month. Mercantile has since been making timely payments of this interest.

We received an extension of the exploration contract at License 953 from the Kazakhstan government for an additional two years through November 2004. Further details regarding the agreement and the work program during the extension period are expected to be finalized with the government by the end of the year. Based upon data developed on License 953, we believe further exploration efforts should be focused on the eastern portion of the block. Therefore, under this new contractual agreement with the Kazakhstan government, we will retain the eastern section of the block to concentrate on deep gas exploration activities, relinquishing certain western acreage. The eastern acreage of License 953 is in close proximity to our License 1551 Shagyrly-Shomyshty gas field. Consequently, any gas that may be discovered at License 953 could be developed incrementally utilizing the production and transportation infrastructure created by the development of the gas field. The Company is continuing its efforts to obtain a gas contract for License 1551 and is actively seeking industry partners to participate in its development.

We have decided to delay the initial phase of development drilling at Shagyrly, estimated to cost approximately $4 million to $5 million, until a gas sales contract is obtained to sell the related natural gas production. We continue to have discussions with potential purchasers and marketers regarding the purchase of our gas, however, political and organizational changes within Kazakhstan and Russia have resulted in substantial delays and uncertainty relative to our ability to consummate such a contract. We cannot assure that a gas contract will be signed or that we will be successful with the initial phase of the drilling program, both of which are prerequisites to the initiation of full field development of Shagyrly Shomyshty. We have had discussions with various potential partners, financing entities, suppliers and export credit agencies regarding their participation in the development of this project. The majority of the development financing for License 1551 is expected to be derived from project finance.

During 2002, there has been a marked decline in the availability of asphaltic crude oil feedstocks caused by a number of factors, including OPEC reductions in oil exports and political and economic turmoil in Venezuela, a principal supplier of heavy crude oils. In May 2002, we like most other asphalt suppliers, were unable to purchase the quantities and/or qualities of asphalt crude oils and/or asphalt blendstock necessary to satisfy 100% of our contract backlog. On May 23, 2002, we provided force majeure notices to our asphalt customers informing them of this fact and notifying them that due to the unavailability of wholesale asphalt and/or asphalt feedstocks, which is beyond our reasonable control, we were forced to suspend our asphalt operations until further notice. We are unable at this time to quantify the liability, if any, which may occur in connection with this action.

We have maintained our Lake Charles refinery in a state of readiness since the termination of our last processing agreement in July 2001 because we have been having discussions with a number of companies regarding the full utilization of the processing and asphalt facilities. However, in order to conserve cash, we have reduced our refining and asphalt staffs to a minimum pending a new processing agreement or the attainment of sufficient financing to support our own refining and/or asphalt operations.

In August 2002, we signed a six-month term agreement with an independent refiner whereby, beginning around September 1, 2002, we would process a minimum of 1.8 million barrels of light Louisiana sweet crude oil through the atmospheric distillation unit at our Lake Charles, Louisiana refinery for a throughput fee. The agreement required the refiner to make a $350,000 cash deposit of prepaid processing fees, which was to be amortized on a pro rata basis during approximately the first three months of the agreement. In addition, they agreed to issue on our behalf a $2 million irrevocable Standby Letter of Credit to guarantee payment of the processing fees and to provide financing to support our asphalt operations. In anticipation of implementing these agreements, we maintained a full staff at the refinery and continued to maintain it in a “ready” status. Unfortunately, the refiner breached the agreements and the operations did not begin. Other companies who subsequently expressed a desire to process at our refinery had approached us, but those discussions did not progress because of the signed agreements with this refiner. However, the breach of the agreements does not relieve the refiner of its obligations thereunder and we are reviewing our legal options regarding this matter.

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

The facility is undergoing the first steps of remediation by the DEP for the clean up of petroleum contamination at the site. We have been presented with documentation recently made available by the DEP that the site contains levels of dioxin contamination heretofore unknown by either the DEP or us. We have relinquished our rights to crude storage tanks and equipment in the area identified by the DEP as containing dioxin above regulatory levels. This decision has allowed the DEP to continue remediation activities unimpeded.

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

We received a report from the DEP that summarizes the dioxin levels present at the facility, pursuant to the DEP’s tests of the area. The DEP is utilizing the results from these tests as the basis for condemnation of various facilities located on the St. Marks facility. The DEP requested our permission to remove certain tanks and refining facilities at the site, which we agreed to provide and the removal is now in progress. These are facilities which were of little or no value to us and we had no intention of utilizing in the future in any event. The DEP recently requested that, because of high levels of dioxin present at our asphalt facilities at St. Marks, they be given permission to remove all of the asphalt facilities. Upon review of the data supplied to us by the DEP, we have determined that the contamination is not at sufficient levels to warrant the removal of these facilities. We have, therefore, denied the DEP’s request for removal of the asphalt facilities. As a result, the DEP could take legal action to force us to comply.

We continue to work with the DEP in order to maintain the portion of the facility to be utilized for asphalt distribution. The storage tankage associated with the asphalt distribution area is exempt from state regulation, and is in compliance with applicable United States Coast Guard regulations. However, the presence of dioxins on the facility, regardless of the source and liability, could prevent our ability to utilize the site for our future asphalt operations in Florida. Consequently, unless we can locate a site on the facility property that is free of dioxins and the DEP authorizes our use of such a site, we will be forced to locate another site for our asphalt distribution in Florida and the neighboring states. This could result in substantial capital requirements that we may not be able to provide and, consequently, we may not be able to conduct our business there as originally planned. We are not currently aware of any other anticipated nonrecurring environmental costs. However, because of the uncertainties created by the DEP’s actions, management had discussions with our auditors and audit committee members regarding the possible need to impair some or all of the recorded costs at St. Marks. After due consideration, we decided to record an impairment in the second quarter this year of $752,000, which represents approximately 50% of the recorded cost of St. Marks.

Although we believe it is unlikely, there is a possibility that the Courts could rule that the waiver discussed above is invalid, in which case St. Marks could be jointly and severally liable for all cleanup costs at the site and for any damages incurred by individuals exposed to the contaminants there. In this event, our purchase agreement provides us with recourse against the prior owners of the St. Marks facilities, however there can be no assurance we would prevail with such an action. In addition, we are insured for such occurrences, however, our policies are limited as to the amounts of certain coverages and may be insufficient to fully reimburse our losses. If the difference is material, and we cannot prevail with legal action against the prior owners of the facility, we may be forced to discontinue operations and/or seek court protection.

In order to provide additional working capital to supplement the cash flow derived from our asphalt operations, on December 19, 2001, we sold a one-year, $1.25 million principal amount, 14% note to Global Capital Funding Group, L.P., secured by a mortgage on our St. Marks, Florida refinery. Interest is payable quarterly in cash or, at our option, in shares of our common stock. In addition, in January 2002, we reached an agreement with Global to extend the outstanding aggregate principal balance of all our outstanding convertible debentures to Global, totaling $8.6 million, and due in full in April 2002, to February 1, 2007. This agreement enabled us to approach sources of capital to fund our operations without the immediate burden of having to repay these debentures in the near future. We expected to repay the 14% note from the proceeds we hoped to derive from the agreements discussed above. However, it is now quite likely we will not be able to pay this note when due in December this year. We will need to refinance this debt if we are unable to repay it timely, but there is no assurance we will be successful in doing so.

We have been in discussions with various financial entities regarding a line of credit to support our refining and asphalt businesses. Earlier this year we obtained a $1.8 million credit facility that was used to support our asphalt operations. This facility was collateralized by and limited to the aggregate value of the accounts receivable and inventory of our asphalt subsidiary, American International Asphalt, Inc. When we suspended asphalt operations, as discussed below, we no longer had the collateral available to support this facility. To keep the facility available, we were required to pay a monthly facility fee. However, since this credit facility alone was not sufficient to support both our asphalt operations and our corporate cash requirements and we did not choose to continue incurring the monthly facility fee, we cancelled it in October this year.

In June 2002, we sold a $1.9 million nine-month term 12% secured note due March 18, 2003 to Global Strategic Investment Fund Limited. Interest is payable at maturity in cash or, at our option, in shares of our common stock. It is secured by our asphalt barge, all of the shares of American International Refinery, Inc., and St. Marks Refinery, Inc., and 85% of the shares of American International Petroleum Kazakhstan. This collateral was also provided to secure all other outstanding obligations we have to Global and its affiliates. The net proceeds of approximately $1.8 million was utilized to pay some short-term obligations and to support our working capital needs.

In July 2002, we reached an agreement with our former Chairman, Dr. George Faris, whereby Dr. Faris agreed to reduce $240,000 in principal and applicable accrued interest of a demand note, for which he was the holder, in exchange for the $240,000 cash value of a life insurance policy on Dr. Faris, for which we were the beneficiary.

The aggregate cash flows we expected to derive from the transactions discussed above were anticipated to provide a significant portion of all of our operative cash flow needs during the next six months. However, because we did not implement the agreements with the independent refiner, discussed above, we have had no material source of cash flow to run our operations since last July. We are in the process of closing our New York office and have reduced staff to minimum levels. Because of the severe nature of financial condition this year, in an effort to assist the company in surviving during this trying time, all of our executives and certain other personnel have deferred an aggregate of $595,000 and $274,000 in salaries, respectively. These amounts are expected to be paid over time if and when cash flows permit. We are having discussion with parties who have expressed interest in utilizing our refinery and/or related facilities and hope to resume operations, at which point we will increase our staffing levels as required. However, there can be no assurance, at this time, that we will be successful with these endeavors.

We believe we have secured sufficient financing to support our needs through approximately February 2003 by which time we hope to have completed contracts for our refining and asphalt businesses, as well as our Shagyrly gas field. However, we continue to experience severe strains on cash resources and are also attempting to restructure our financial obligations. As a result of action we may take, or be unable to take due to our financial problems, we may be unable to comply with certain requirements relating to our outstanding debt obligations, the breach of which may give the lenders the right to accelerate payment of the indebtedness. If this financing is not sufficient to fully provide our cash requirements through February 2003, and we are unable to soon consummate one or more agreements in connection with our Lake Charles refinery, or are unsuccessful in restructuring our financial obligations or in obtaining alternative financing, a partner, and/or sale of all or a portion of our Shagyrly gas field, we will be forced to seek the protection of the courts.

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

In April 2002, the FASB approved for issuance Statements of Financial Accounting Standards No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of SFAS 13, and Technical Corrections” (“SFAS 145 rescinds previous accounting guidance, which required all gains and losses from extinguishments of debt be classified as an extraordinary item. Under SFAS 145 classification of debt extinguishments depends on the facts and circumstances of the transaction. SFAS 145 is effective for fiscal years beginning after May 15, 2002 and adoption is not expected to have a material effect on the Company’s financial position or results of its operations.

In July 2002, the FASB issued Statements of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (SFAS 146). SFAS 146 requires companies to recognize costs at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company’s financial position or results of its operations.

Item 4. Controls and Procedures

Within 90 days prior to the filing of this report, our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design of our disclosure controls and procedures, as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective, in all material respects, to ensure that the information required to be disclosed in the reports we file and submit under the Exchange Act is recorded, processed, summarized and reported as and when required.

There have been no significant changes (including corrective actions with regards to significant deficiencies and material weaknesses) in our internal controls or in other factors subsequent to the date we carried out our evaluation that could significantly affect these controls.

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

In 1998, we entered into discussions to purchase the stock of SMR. In October 1998, we met at the facility with representatives of the DEP who were most familiar with the facility history and that had negotiated the terms of the Consent Order on behalf of the DEP. The purpose of the meeting was to inspect the facility and identify and differentiate areas of contamination that were attributable to SMR from areas that were preexisting and thus remained attributable to Seminole. Upon completion of the site inspection, our counsel wrote to counsel for the DEP to memorialize the agreement as to preexisting conditions. The letter provided that with the exception of three specified areas, “all existing contamination at the facility is attributable to SRC [Seminole].” The letter advised the DEP that the purpose of the inspection and inquiry into the scope of preexisting contamination was to allow us “to understand the full extent of the liability that we would have as the sole shareholder of SMR for the assessment and remediation of any contamination at the facility.” On November 23, 1998, prior to the closing of the stock purchase agreement, the DEP provided a written response to the October 26, 1998 letter which stated that “we are in general agreement with your letter with the following caveats:…” which was followed by four specific items, none of which served to diminish the effect of the Consent Order. On November 23, 1998, we acquired the stock of SMR.

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

In order to establish our rights, we filed a Complaint for Declaratory Judgment on May 3, 2002 in the Circuit Court for Wakulla County, Florida. On May 24, 2002, the DEP filed a Motion to Dismiss, arguing that the Consent Order was entered between the DEP and Seminole, and that as a nonparty to the Consent Order, SMR had failed to state a cause of action. On June 4, 2002, we filed a response and memorandum citing Florida case law that a third party beneficiary has standing to bring an action to enforce its rights in a contract, even though the third party beneficiary is not in privity with the parties to the contract. In July 2002, the DEP’s Motion to Dismiss was denied by the Court. In August 2002, the DEP served its Answer to the Complaint for Declatory Judgment. We expect to soon file a Motion for Summary Declatory Judgment declaring and determining that (1) the Consent Order Addendum No. 2 constitutes the appropriate and enforceable document governing monitoring and remediation of conditions at the St. Marks facility that preexisted the 1992 sale of the facility to St. Marks; (2) St. Marks is not liable for any condition of the facility that predated that sale; and (3) awards St. Marks its costs, attorney’s fees and such other relief the Court deems proper.

Item 2. Change in Securities

On September 9, 2002, we sold a $300,000 12% Secured Note to Global Capital Funding Group, L.P., an accredited investor. In connection with the sale, we issued a warrant to purchase 3,000,000 shares of our common stock, exercisable at any time at $0.05 per share. This sale was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506. There was no commission paid for this transaction. During the three months ended September 30, 2002, we issued an aggregate of 9,126,249 shares of our common stock to GCA Strategic Investment Fund Limited, an accredited investor, upon aggregate conversions of $250,000 of our 3% convertible debentures and 36,000 shares as an adjustment to a previous conversion. This issuance was exempt from the registration requirements of the Securities Act under Section 3(a)(9).

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

Dated: November 19, 2002

AMERICAN INTERNATIONAL PETROLEUM CORPORATION By /s/ Denis J. Fitzpatrick ———————————— Denis J. Fitzpatrick Chief Financial Officer

SECTION 302 CERTIFICATION I, J. E. Knight, Acting Chairman and Chief Executive Officer of American International Petroleum Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American International Petroleum Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the Registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002 ————————	/s/ J. E. Knight ———————————— J. E. Knight Acting Chairman and Chief Executive Officer

SECTION 302 CERTIFICATION I, Denis J. Fitzpatrick, Executive Vice President, Secretary, Chief Financial Officer of American International Petroleum Corporation, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of American International Petroleum Corporation (the “Registrant”);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4.	The Registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rule 13a-14) for the Registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	Evaluated the effectiveness of the Registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date”); and

c.	Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The Registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant’s auditors and the audit committee of Registrant’s Board of Directors:

a.	All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant’s ability to record, process, summarize and report financial data and have identified for the Registrant’s auditors any material weaknesses in internal controls; and

b.	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant’s internal controls; and

6.	The Registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002 ————————	/s/ Denis J. Fitzpatrick ———————————— Denis J. Fitzpatrick Chief Financial Officer

SECTION 906 CERTIFICATION

             I, J. E. Knight, Acting Chairman and Chief Executive Officer of American International Petroleum Corporation, certify, pursuant to 18 U.S.C. § 1350, as enacted by § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report”) which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of American International Petroleum Corporation.

Dated: November 19, 2002

/s/ J. E. Knight ———————————— J. E. Knight Acting Chairman and Chief Executive Officer

SECTION 906 CERTIFICATION

             I, Denis J. Fitzpatrick, Executive Vice President, Secretary, and Chief Financial Officer of American International Petroleum Corporation, certify, pursuant to 18 U.S.C. § 1350, as enacted by § 906 of the Sarbanes-Oxley Act of 2002, that:

(1)	the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 (the "Periodic Report”) which this statement accompanies fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934; and

(2)	information contained in the Periodic Report fairly presents, in all material respects, the financial condition and results of operations of American International Petroleum Corporation.

Dated: November 19, 2002

/s/ Denis J. Fitzpatrick ———————————— Denis J. Fitzpatrick Chief Financial Officer