Form 10-Q/A
period 2002-09-30
AMERICAN INTERNATIONAL PETROLEUM CORP /NV/
filed 2002-11-20
CIK 799119

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

Yes |X|      No |_|

The number of shares outstanding of the registrant’s Common Stock, $.08 par value, as of November 11, 2002 is 231,732,742 shares.

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
Stockholders’ equity:
Common stock, par value $.08, 300,000,000 shares
authorized, 213,785,006 and 181,602,484 shares issued
outstanding at September 30, 2002 and December 31, 2001,
respectively	17,102,801	14,528,199
Additional paid-in capital, common stock	157,787,231	158,352,018
Common stock issued as collateral, held in escrow	—	(141,700)
Accumulated deficit	(164,270,306)	(156,476,297)

Total stockholders’ equity	10,619,726	16,262,220

Total liabilities and stockholders’ equity	$33,208,002	$37,054,240

The accompanying notes are an integral part of these consolidated financial statements. 2

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Nine Months Ended September 30, (Unaudited)

	2002	2001

Revenues:
Trading revenues	$8,229	$9,336,588
Asphalt revenues	1,702,894	3,589,757
Refinery revenues	285,334	2,808,636
Joint Venture Income	189,224	515,811
Other	387,016	127,946

Total revenues	2,572,697	16,378,738

Expenses:
Trading costs	—	9,083,716
Asphalt costs	2,001,312	3,222,808
Refinery costs	590,447	3,027,749
General and administrative	4,900,379	4,248,435
Depreciation, depletion and amortization	1,151,011	1,452,733
Provision for impairment of plant assets	752,090	—
Interest	971,467	1,797,404

Total expenses	10,366,706	22,832,845

Net loss	(7,794,009)	(6,454,107)
Incremental yield on preferred stock	—	217,391

Net loss applicable to common stockholders	$(7,794,009)	$(6,671,498)

Net loss per share of common stock — basic and diluted	$(0.04)	$(0.04)

Weighted-average number of shares
of common stock outstanding	197,696,145	154,992,658

The accompanying notes are an integral part of these consolidated financial statements. 3

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, (Unaudited)

	2002	2001

Revenues:
Trading revenues	$5,735	$4,524,742
Asphalt revenues	37,647	3,519,217
Refinery revenues	48,200	334,701
Other	296,909	39,846

Total revenues	388,491	8,418,506

Expenses:
Trading costs	—	4,477,500
Asphalt costs	191,005	2,832,225
Refinery costs	209,929	623,286
General and administrative	1,394,435	1,451,151
Depreciation, depletion and amortization	377,123	512,720
Interest	301,228	281,100

Total expenses	2,473,720	10,177,982

Net loss	$(2,085,229)	$(1,759,476)

Net loss per share of common stock — basic and diluted	$(0.01)	$(0.01)

Weighted-average number of shares
of common stock outstanding	208,938,438	164,894,646

The accompanying notes are an integral part of these consolidated financial statements. 4

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE MONTHS ENDED SEPTEMBER 30, (Unaudited)

	2002	2001

Cash flows from operating activities:
Net loss	$(7,794,009)	$(6,454,107)
Adjustments to reconcile net loss to net
cash provided (used) by operating activities:
Incremental yield on preferred stock	—	(217,391)
Depreciation, depletion, amortization, accretion of discount
on debt, and provision for impairment of plant assets	2,118,195	2,950,528
Forgiveness of debt	(240,000)
Issuance of stock for compensation expense	698,603
Changes in assets and liabilities:
Accounts and notes receivable	1,328,107	(1,401,761)
Inventory	13,552	(428,625)
Prepaid and other	(132,104)	(137,781)
Accounts payable and accrued liabilities	1,299,943	6,089,479

Net cash provided by (used in) operating activities	(2,707,713)	400,342

Cash flows from investing activities:
Additions to oil and gas properties	(481,763)	(2,014,085)
Additions to refinery property and equipment	(36,828)	(113,671)
(Increase) decrease to other long term assets	800,675	(461,925)

Net cash used in investing activities	282,084	(2,589,681)

Cash flows from financing activities:
Net increase in short-term debt	2,351,725	—
Net decrease in notes payable	(319,873)	(490,600)
Net decrease in notes payable — officers	(80,000)	(250,000)
Payments on long-term debt	23,985	—
Proceeds from exercise of stock options and warrants	—	3,819
Proceeds from sale of preferred stock	—	2,372,000

Net cash provided by financing activities	1,975,836	1,635,219

Net decrease in cash and
cash equivalents	(449,792)	(554,120)
Cash and cash equivalents at beginning of period	456,343	684,603

Cash and cash equivalents at end of period	$6,551	$130,483

Supplemental Cash Flow Information

Issuance of stock in lieu of current liabilities	$172,212	$31,509
Issuance of warrants related to debentures	$289,327	$356,250
Issuance of stock for compensation and services	$698,603	$(2,162)
Issuance of stock for conversion of debentures	$935,000	$322,200
Issuance of stock for conversion of preferred stock	$—	$3,291,981

The accompanying notes are an integral part of these consolidated financial statements. 5

AMERICAN INTERNATIONAL PETROLEUM CORPORATION AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (Unaudited)

	Common stock		Additional paid-in capital	Common Stock Held In Escrow	Accumulated deficit	Total

	Shares	Amount

Balance, January 1, 2002	181,602,484	$14,528,199	$158,352,018	$(141,700)	$156,476,297)	$16,262,220

Conversions of debentures	19,212,709	1,537,017	(602,017)	—	—	935,000
Issuance of stock for compensation and services	10,761,578	860,926	(162,323)	—	—	698,603
Issuance of stock in lieu of current liabilities	3,208,235	256,659	(108,364)	23,917	—	172,212
Options and warrants exercised	—	—	—	—	—	—
Stock previously issued for collateral on debt –
returned to treasury	(1,000,000)	(80,000)	(37,783)	117,783	—	—
Imputed interest convertible debentures	—	—	56,373	—	—	56,373
Stock warrants on convertible debentures	—	—	129,099	—	—	129,099
Stock warrants on non-convertible debentures	—	—	160,228	—	—	160,228
Net loss for the period	—	—	—	—	(7,794,009)	(7,794,009)

Balance, September 30, 2002	213,785,006	$17,102,801	$157,787,231	$0	$(164,270,306)	$10,619,726

6

AMERICAN INTERNATIONAL PETROLEUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2002

1. Statement of Information Furnished

The accompanying unaudited condensed consolidated financial statements of American International Petroleum Corporation and Subsidiaries have been prepared in accordance with Form 10-Q instructions and in the opinion of management contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 2002, the results of operations for the three and nine month periods ended September 30, 2002 and 2001 and cash flows for the nine month periods ended September 30, 2002 and 2001. These results have been determined on the basis of generally accepted accounting principles in the United States of America and practices applied consistently with those used in the preparation of the Company’s 2001 Annual Report on Form 10-K. Results experienced in the three-month and nine-month periods are not necessarily indicative of the results for the entire year.

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

In mid-February of 2001, our refinery commenced processing crude oil for a third party on a fixed throughput fee basis plus adjustments for fluctuating energy costs associated with the processing. This processing project was completed and terminated as of July 31, 2001. Also during the first quarter of 2001 we commenced buying and selling petroleum products through our products trading operations. On July 1, 2001 and throughout the first nine months of 2002 we have been operating our asphalt operations for our own account after having operated within a joint venture structure that was accounted for on the equity method from July 1, 2000 through June 30, 2001. Consequently, only the profits we derived from the joint venture during the second quarter of 2001, not the related revenues and expenses, were reflected on our financial statements for this period. The joint venture was terminated as of June 30, 2001. We have had no refining or crude trading operations at all during 2002 and no asphalt deliveries since May 2002. Other than receipt of certain outstanding accounts receivable since May this year, we have had no income with which to operate our business. This, along with other factors discussed in our Form 10-Q/A for the quarterly period ended September 30, 2002, raises substantial doubt about our ability to continue as a going concern.

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

General and Administrative:

General and administrative expenses, (“G&A”) decreased approximately $57,000 during the current quarter compared to the same period of 2001. Financing costs included in G&A during the third quarter of 2002 decreased approximately $39,000, primarily due to the prepaid bond costs on convertible debt issued in the second quarter of 2001, which were fully amortized in the first quarter of 2002. Payroll and employee related costs increased approximately $107,000, principally related to the hiring and payroll expense of our new President in September 2001 and from incentive payments to certain employees, which payments were made in shares of our common stock. Certain other expenses fluctuated during the current quarter of 2002 compared to the same period in 2001 as follows: corporate and property taxes decreased approximately $50,000; and professional fees and insurance costs increased approximately $38,000 and $20,000, respectively.

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

Liquidity and Capital Resources

As discussed in our Notes to Consolidated Financial Statements, we have had no material refining or crude oil trading operations at all during 2000 and no asphalt deliveries since May 2002. In addition, we have incurred serious difficulties in obtaining and implementing agreements and financing that provide us with adequate cash flows and capital to fully operate our business. Although we have obtained short-term financing to allow us time to culminate various ongoing negotiations for our refining operations, E&P projects, and restructuring of our debts, we may not be successful with these endeavors. Consequently, there may be substantial doubt about our ability to continue as a going concern.

During the nine months ended September 30, 2002, we used a net amount of approximately $2,707,000 for operations, which reflects approximately $2,577,000 of non-cash provisions. Approximately $1,342,000 was provided by decreases in accounts receivable and asphalt blendstock inventories, $132,000 was used to increase prepayments and $1,300,000 was provided from an increase in accounts payable and accrued liabilities. Additional uses of cash during the period included additions to oil and gas properties and refinery property and equipment of $519,000. Cash for operations was provided by a decrease in other long-term assets of $801,000 and by proceeds from the increase in short-term and long-term debt of approximately $2,376,000. Cash was offset by cash used to decrease notes payable and notes payable-officers by approximately $400,000.

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

In order to provide additional working capital to supplement the cash flow derived from our asphalt operations, on December 19, 2001, we sold a one-year, $1.25 million principal amount, 14% note to Global Capital Funding Group, L.P., secured by a mortgage on our St. Marks, Florida refinery. Interest is payable quarterly in cash or, at our option, in shares of our common stock. In addition, in January 2002, we reached an agreement with Global to extend the outstanding aggregate principal balance of all our outstanding convertible debentures to Global, totaling $8.6 million, and due in full in April 2002, to February 1, 2007. This agreement enabled us to approach sources of capital to fund our operations without the immediate burden of having to repay these debentures in the near future. We expected to repay the 14% note from the proceeds we hoped to derive from the agreements discussed above. However, it is now quite likely we will not be able to pay this note and another note discussed below when both are due in December this year. We will need to refinance this debt if we are unable to repay it timely, but there is no assurance we will be successful in doing so.

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

The aggregate cash flows we expected to derive from the transactions discussed above were anticipated to provide a significant portion of all of our operative cash flow needs through February next year. However, because we did not implement the agreements with the independent refiner, discussed above, we have had no material source of cash flow to run our operations since last July. In order to obtain working capital to fund our operations, on September 9, 2002, we sold a $350,000 12% Secured Note due December 9, 2002 to Global Capital Funding Group, L.P. The note is secured by a security interest in the fixed assets and real property of our St. Marks refinery. We are in the process of closing our New York office and have reduced staff to minimum levels. Because of the severe nature of financial condition this year, in an effort to assist the company in surviving during this trying time, all of our executives and certain other personnel have deferred an aggregate of $595,000 and $274,000 in salaries, respectively. These amounts are expected to be paid over time if and when cash flows permit. We are having discussion with parties who have expressed interest in utilizing our refinery and/or related facilities and hope to resume operations, at which point we will increase our staffing levels as required. However, there can be no assurance, at this time, that we will be successful with these endeavors.

We believe we have secured sufficient financing to support our needs through approximately February 2003 by which time we hope to have completed contracts for our refining and asphalt businesses, as well as our Shagyrly gas field. However, we continue to experience severe strains on cash resources and are also attempting to restructure our financial obligations. As a result of action we may take, or be unable to take due to our financial problems, we may be unable to comply with certain requirements relating to our outstanding debt obligations, the breach of which may give the lenders the right to accelerate payment of the indebtedness. If these financings are not sufficient to fully provide our cash requirements through February 2003, and we are unable to soon consummate one or more agreements in connection with our Lake Charles refinery, or are unsuccessful in restructuring our financial obligations or in obtaining alternative financing, a partner, and/or sale of all or a portion of our Shagyrly gas field, we will be forced to seek the protection of the courts.

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

	2002	2003	2004	2007	Total Recorded Amount	Fair Value

Debt:
Carrying Value	$1,584,375	$1,799,797	$5,361,138	$7,766,112	$16,161,422	$16,161,422
Effective Interest Rate	16.5%	15.8%	13.0%	19.7%

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

Item 2. Change in Securities

On September 9, 2002, we sold a $350,000 12% Secured Note to Global Capital Funding Group, L.P., an accredited investor. In connection with the sale, we agreed to issue warrants to purchase up to 3,600,000 shares of our common stock, exercisable at any time at $0.05 per share. This sale was exempt from the registration requirements of the Securities Act under Section 4(2) and Rule 506. There was no commission paid for this transaction. During the three months ended September 30, 2002, we issued an aggregate of 9,126,249 shares of our common stock to GCA Strategic Investment Fund Limited, an accredited investor, upon aggregate conversions of $250,000 of our 3% convertible debentures and 36,000 shares as an adjustment to a previous conversion. This issuance was exempt from the registration requirements of the Securities Act under Section 3(a)(9).

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

19

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

20

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

21

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

22